Form 10-K
period 1993-12-31
INTERCO INC
filed 1994-03-29
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549
                                         FORM 10-K



(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended December 31, 1993 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For the transition period from _________________ to _________________

Commission file number I-91
                       ----

                                INTERCO INCORPORATED
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        43-0337683
- ----------------------------------                      ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)

101 South Hanley Road, St. Louis, Missouri                    63105
- ------------------------------------------              ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        314/863-1100
                                                        ----------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange on
             Title of each class                         which registered
             -------------------                     -------------------------
       Common Stock - $1.00 Stated Value             New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  None

- ------------------------------------------------------------------------------
                            (Title of Class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     x      No

    Indicate by check  mark if  disclosure of delinquent  filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

    The aggregate market value of the voting stock held by non-affiliates of The registrant as of February 28, 1994, was approximately $217,787,600.

                    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                        PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      50,014,055 shares as of February 28, 1994

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
of Stockholders on May 4, 1994 ....................              Part III

                                           PART I
                                           ------
Item 1.  Business
- -----------------
(b)  Financial Information about Industry Segments:
     Industry segment information is included in Note 17 to the consolidated financial statements of the Company.

(c)  Narrative Description of Business:

(1) The Company is a manufacturer of furniture and a manufacturer and retailer of footwear. The business of the Company is represented by the following two industry segments:

Furniture Segment
- -----------------
Broyhill Furniture Industries, Inc.
- -----------------------------------
Broyhill began in 1926 as The Lenoir Chair Company and has grown through acquisitions of local furniture factories and internally generated
expansion.   Broyhill was acquired  by the Company  in 1980  and employs approximately 6,800 people.

Products
- --------
Broyhill produces medium-priced bedroom, dining room, living room, occasional and stationary and reclining furniture aimed at the middle-income consumer. Its residential furniture divisions produce a wide range of furnishings in colonial, country, traditional and contemporary styles. The widely recognized Broyhill trademarks include Broyhill, Broyhill Premier, Broyhill Showcase Gallery, Broyhill Contract and Highland House. Broyhill considers these trademarks and trade names to be material to its business.

The flagship Broyhill product line concentrates on bedroom, dining room and living room furniture, as well as upholstered and occasional furniture.

The Broyhill Premier product line enjoys an excellent reputation for classically styled, complete furniture collections in the upper-medium price range. Highland House operates in an upper-medium to high niche with premium benchmade upholstered products.

The Broyhill Contract division produces contract furnishings for hotels, motels and health care facilities (including nursing homes and retirement communities). This division concentrates on manufacturing and marketing a complete line of residentially-styled furniture in the medium to lower-medium price range.

Marketing and Distribution
- --------------------------
Broyhill's management has been innovative in designing new programs to promote the Broyhill line. Key elements of the marketing program include a focused effort on Broyhill's department store and national and regional chain accounts, expansion of the Broyhill Showcase Gallery dealer network, expansion of the Independent Dealer Program and development of the contract market.

Broyhill furniture  products  are sold  primarily through  approximately
4,000 retail  furniture dealers.   Broyhill maintains showrooms  in High
Point, North Carolina and Chicago, Illinois.

The corporate effort with national and regional chains has resulted in increased business from major regional and national accounts. New merchandise assortments and selective distribution commitments have generated promotional and advertising activities with this retailer group which have resulted in improved rates of sales.

Initiatives to profile the Broyhill consumer and identify their needs, wants, lifestyles and product use habits are providing insight into activities ranging from product development to channels of distribution to communication methods. Broyhill communicates with its targeted consumers through an extensive print media campaign.

Through its Consumer Assistance Center 800 number, Broyhill provides assistance to almost 100,000 consumers annually by answering product questions, supplying literature and making referrals to retailers for product presentations.

The Broyhill Showcase Gallery program, which has been established for over twelve years, now has over 300 participating dealer locations. A showcase gallery displays Broyhill furniture in complete, fully-accessorized room settings. This program incorporates a core merchandise stocking program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. New retailers are attracted to the program because it provides for continuity of product and service. Broyhill believes retailers can substantially increase their sales per square foot by conversion to a gallery format. Inventory stock turns for galleries are also normally higher than those for non-gallery programs because more complete room settings are sold from fully-accessorized displays.

For the smaller Broyhill dealer unable to make a gallery commitment, the Independent Dealer Program was launched in 1987. This concept was designed to overcome some of the significant difficulties in running a small independent furniture business and to provide smaller dealers with many of the same advantages of product and service continuity available to larger competitors. Participating retailers commit to a minimum preselected lineup of Broyhill merchandise and receive a detailed advertising and merchandising plan. The program includes four major sales events per year and monthly promotional themes. Professionally-prepared advertising and promotional materials are provided to the dealer at nominal cost to help attract consumer attention at the local level. The program currently has more than 600 retail locations enrolled. During 1992, Broyhill launched an upgraded version of the Independent Dealer Program called the Broyhill Furniture Center. This program includes all the benefits of the Independent Dealer Program plus additional marketing, designing, advertising and financing assistance. Through its Contract Division, Broyhill offers a complete line of hospitality furnishings to the hotel, motel and health care industries. As hotels and health care facilities turn to residentially-styled products and move away from a commercial look, Broyhill believes it will be well positioned to serve this market as it can supply a complete project with all of the furnishings required.

Many of Broyhill's large retail customers have reduced the level of furniture inventory they hold and now look to manufacturers to provide short turnaround delivery availability. Broyhill is instituting a customer sales forecasting system that is designed to enhance customer service while addressing the need for aggressive inventory management. Broyhill's business is not highly seasonal by nature.

Competition
- -----------
Based on published industry information, management believes Broyhill is one of the largest and best known brands in the furniture industry. The majority of furniture manufacturers in the United States are small specialty firms with limited market identity.

The furniture manufacturing business is highly competitive and furniture industry sales have historically been cyclical in nature. Broyhill products compete with products made by a number of furniture manufacturers, including Masco Corporation, Armstrong World Industries, La-Z-Boy Chair Company, Ladd Furniture, Inc., Bassett Furniture Industries, Inc. and Singer Furniture, as well as numerous smaller producers. The elements of competition include pricing, styling, quality and marketing. Broyhill furniture products are priced in a popular price range and styled to appeal to the growing young to middle-aged adult population. Product quality is monitored carefully through the use of quality assurance programs and customer feedback. Broyhill designers follow the marketplace closely to detect trends in product design. Broyhill believes it is a major manufacturer in the mid-price range in terms of sales volume and product selection offered.

Manufacturing
- -------------
Broyhill is a leader in automated furniture manufacturing. To meet the demand for affordable quality products, Broyhill has emphasized the use of mass production techniques.

Modern facilities, state-of-the-art technology and economies of scale make Broyhill an efficient producer. The mid-price range products in which it specializes are well suited to automated assembly line techniques. Short set-up times and flexible manufacturing test runs have reduced both manufacturing costs and overhead.

Broyhill believes it is one of the lowest-cost producers in the industry and the most efficient producer in the medium-priced segment of the industry in which it competes because of the degree of automation in its manufacturing facilities, the close proximity of its manufacturing facilities to each other and the size of the company. Its large size enables it to negotiate more favorable agreements with suppliers for raw materials and to achieve economies of scale by utilizing longer productions runs. The high degree of automation also results in substantial additional capacity which can be utilized by adding labor to the present shift and by implementing second or third shifts.

In addition to the Broyhill brand products, Broyhill also manufactures furniture-related products such as particleboard, drawer sides and veneer for internal use and limited sale within the furniture industry.

Broyhill operates 16 finished goods production and warehouse facilities totalling over 4.9 million square feet of manufacturing and warehouse space. Several small supply factories are also maintained for parts production. All but one of the plants are located within 60 miles of Broyhill's Lenoir, North Carolina headquarters, which coordinates centralized accounting, purchasing, credit, traffic and data processing services.

Broyhill's major raw materials include lumber products, glass, finishing materials, adhesive and upholstered goods, such as foam and fabrics.
Raw materials are generally abundant and available from many suppliers.

The Lane Company, Incorporated
- ------------------------------
Lane was founded by E.H. Lane in 1912 as a cedar chest maker and has grown internally and by acquiring other furniture companies. Lane was acquired by the Company in 1987. It employs approximately 6,500 people.

Lane designs and produces furniture through seven operating divisions -- Lane Division, Action Industries, Inc. ("Action Industries"), Hickory Chair Company ("Hickory Chair"), The Pearson Company, Lane Upholstery, Venture Furniture Company ("Venture") and Hickory Business Furniture ("HBF"). All divisions benefit from Lane's management systems, marketing expertise and well-known corporate name. Management believes this decentralized strategy allows the divisions to focus on their competitive strengths and has been a key source of Lane's historical success.

Products
- --------
Lane manufactures and sells wood, metal and upholstered furniture, reclining furniture and related furniture components. The collections of related groups of furniture and other products currently include more than 3,000 different items. Lane's product mix is approximately 25% wood furniture and 75% upholstered furniture and other items. Products are sold under the Lane name and other trademarks. Lane considers the Lane, Action, Hickory Chair and James River Collection trademarks and trade names to be material to its business.

The Lane Division manufactures and sells cedar chests, occasional living room tables, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. Lane Division furniture is sold in the medium to higher price ranges. In 1993, Lane Division positioned itself for future growth with the installation of a state-of-the-art finishing system that will produce excellent product quality at attractive prices.

Action Industries was acquired by Lane in 1972. Action Industries manufactures and markets reclining chairs and other motion furniture in the medium price range. Based on published industry information, management believes it is the second largest manufacturer of reclining chairs in the United States, with an approximate 20% share of the market. Lane's Royal Development Company ("Royal Development") designs and manufactures the mechanisms used in Action Industries reclining furniture products. Action Industries' line of "motion furniture" which incorporates a recliner within a sofa or loveseat, has produced strong sales since its introduction in November, 1990. To meet the increasing demand for its motion furniture, Action Industries completed construction of a new 396,000 square-foot manufacturing facility in 1993.

Hickory Chair manufactures and sells traditional styles of upholstered furniture, dining room chairs and occasional tables, principally in the higher price range. Hickory Chair has been crafting fine 18th century-style furniture for the past 80 years, including its James River Collection of dining room, bedroom and occasional furniture, consisting of reproductions inspired by heirlooms from historical James River plantation homes in Virginia. It also manufactures and markets the Mark Hampton Collection of fine home furnishings. Hickory Chair has recently expanded its product line to other traditional styles to appeal to a broader market. In 1993, Hickory Chair was selected as the licensee for furniture reproductions from George Washington's Mount Vernon home.

The Pearson Company for over 50 years has been manufacturing and selling contemporary and traditional styles of upholstered furniture including sofas, love seats, chairs and ottomans in the upper-medium price range.
In 1992, Pearson introduced the Viceroy Collection by Victoria Moreland.

Lane Upholstery includes two product lines one of which is composed of contemporary and modern upholstered furniture and metal and glass occasional and dining tables and the other of which is composed of traditional and contemporary upholstered furniture, primarily sofas, love seats, chairs and ottomans. Lane Upholstery sells in the medium price range.

The Venture product line is composed of upholstered furniture made from wicker, rattan and bamboo, together with tables, occasional wood pieces and other home furnishing accessories. Venture manufactures and sells an exclusive line of premium all-weather wicker and upholstered outdoor furniture under the WeatherMaster trademark.

HBF manufactures and sells a line of office chairs, tables, desks and credenzas in the upper-medium price range.

Marketing and Distribution
- --------------------------
Lane's  furniture  products are  distributed nationally,  principally to retail outlets, including department stores, leading chain stores, individual retail furniture stores and decorating studios. Lane generally manufactures to order, so that large inventory build-ups are
avoided.   Lane  serves a  broad-based clientele  of over  12,000 active accounts. Lane's sales force, which is organized by division, is comprised of approximately 220 straight-commission salesmen, most of whom represent Lane exclusively. Lane maintains showrooms for the national furniture market in High Point, North Carolina. Lane operates Lane Group Showrooms for the design trade in Chicago, Illinois; Atlanta, Georgia; and San Francisco, California.

Lane has a growing gallery program in which selected dealers commit floor space to a Lane furniture gallery. The dealers own the galleries and the Lane furniture inventory, while Lane is responsible for decorating the gallery and charges dealers for this service. Approximately 120 dealers currently participate in Lane's gallery program.

Lane advertises heavily in national magazines. Lane believes its long-standing Lane "Keepsake" promotional program has made the Lane cedar chest one of the best-known furniture products in the industry and contributes to the high level of consumer recognition which Lane enjoys.

Lane's business is not highly seasonal in nature except for some seasonality in the retailing of recliner products with peaks in June (Father's Day) and December (Christmas).

Competition
- -----------
Lane competes in the medium to high price range, where styling and quality considerations are more important competitive factors than price. Lane maintains a policy of providing its customers with high quality and current styles. To meet changing consumer tastes, Lane updates its product offerings on a continuous basis, combining its line of traditional models with up-to-date styles. Lane's primary competitors are other manufacturers of furniture, including La-Z-Boy Chair Company, Thomasville Furniture Industries, Inc. (a subsidiary of Armstrong World Industries, Inc.), Masco Corporation's furniture divisions, Century Furniture Co. and Ladd Furniture, Inc.

Manufacturing
- -------------
Lane operates 15 finished goods production and warehouse facilities. Recent investment in advanced technology manufacturing equipment has increased factory productivity. Lane's company headquarters are located in Altavista, Virginia, with major plants located there and in Rocky Mount, Virginia and Hickory and High Point, North Carolina. Action
Industries'  main   plant  and   headquarters  is  located   in  Verona,
Mississippi with three other plants in Tupelo, Pontotoc and Saltillo, Mississippi.

Lane's major raw materials include lumber products, glass, paints and stains, adhesives and upholstery components, such as foam and fabrics. In addition, Lane purchases finished furniture goods made to its specifications, which are then sold to Lane customers. Raw materials are generally abundant and available from many suppliers.

Footwear Segment
- ----------------
The Florsheim Shoe Company
- --------------------------
Based on published industry information, management believes Florsheim is a leading manufacturer and retailer of quality men's dress and dress casual footwear. Florsheim was founded in 1892 and was acquired by INTERCO in 1952. Florsheim employs approximately 3,600 people worldwide.

Products
- --------
Florsheim offers a broad line of men's quality dress, dress casual and casual footwear in the medium to higher price range. Management estimates Florsheim holds approximately 20% of the market for men's dress and dress casual footwear in its retail price range ($60 and above). Florsheim also manufactures and sells a line of safety footwear under the Hy-Test trade name.

The major trademarks and trade names under which Florsheim's men's footwear are sold are: Florsheim, Florsheim ComforTech, Florsheim
Outdoorsman, Florsheim Imperial, and Florsheim Royal Imperial. Florsheim considers each of these trademarks and trade names to be material to its business.

The dramatic growth in athletic footwear in the 1980's significantly altered the characteristics of the domestic footwear industry. Florsheim has maintained a significant position in the industry in spite of this change. Management has responded to changing consumer tastes by substantially expanding its product line. In addition to its traditional dress shoes, Florsheim has expanded its product line to include a complete selection of casual looks. These new products supported by increased advertising are targeted to produce market share gains in both dress and casual shoes and are positioned to attract a new generation of consumers to Florsheim.

Marketing and Distribution
- --------------------------
Florsheim markets its products worldwide, with domestic sales comprising approximately 85% of total sales. Florsheim distributes its products through a network of approximately 300 Florsheim-operated retail shops and outlets in the United States and through approximately 60 retail shops in Canada and Australia, primarily in major metropolitan areas, and through approximatley 5,000 thousand independent dealer locations worldwide. In addition to its existing foreign markets in Canada, Australia, Mexico and Hong Kong, Florsheim exports product to a variety of customers in many countries and is developing new markets in Europe and the Pacific Rim.

Florsheim's strategy is to sell exclusively Florsheim branded products in its company operated retail shops. This strategy enhances Florsheim's image of quality and value and builds public awareness of the brand and of Florsheim's dedication to customer service. Florsheim is currently in process of updating the interiors of many of its retail shops to appeal to more of today's consumers.

Florsheim is concentrating on expanding its wholesale business. These expansion plans focus on smaller independent dealers and secondary markets (strip centers and malls in mid-sized cities), and on selected department stores, mass merchandisers and men's clothing stores.

Florsheim also markets its footwear through its Express Shop Program. The Express Shop is a computer console that allows a customer to select any size, style or color of footwear from Florsheim's product line. Express orders are processed at a centrally-located warehouse and can be delivered to the customer's home or office within a week. Approximately 500 Express Shop machines are now in operation.

Competition
- -----------
Management believes Florsheim's brand recognition, reputation for quality and value and extensive retail and wholesale distribution network will continue to provide strategic advantages over the long term.

The dramatic growth in athletic footwear during the 1980's significantly altered the competitive characteristics and the retail distribution patterns in the domestic footwear industry. From 1985 through 1993 the dress and casual footwear market experienced marginal increases in revenue. Several factors lead industry observers to forecast a return to growth for the traditional dress and casual footwear industry. For example, the cost differential between athletic and traditional footwear has narrowed considerably. Also, traditional footwear manufacturers are now incorporating into their products some comfort-related features previously associated with athletic footwear. Florsheim's ComforTech line is designed to address this trend.

In addition to competition from athletic footwear, traditional domestic manufacturers of men's dress and casual footwear experience significant competition from imports. Florsheim has addressed this trend by increasing foreign manufacturing and sourcing. Approximately 70% of Florsheim's sourcing requirements are currently fulfilled outside of the United States.

The consolidation of the retail footwear industry since the 1970s has also affected Florsheim's operations. In response to this consolidation, Florsheim has focused on the most productive stores and eliminated stores in unprofitable or non-strategic locations.

Manufacturing
- -------------
Florsheim  footwear  products  are  manufactured both  domestically  and overseas. Florsheim owns manufacturing plants in Cape Girardeau and Kirksville, Missouri, as well as a warehouse/distribution center in Jefferson City, Missouri. Florsheim manufactures its Hy-Test product line in a leased facility in West Plains, Missouri. Approximately 70% of Florsheim's non-domestic production is performed in India, where Florsheim is a participant in a joint venture arrangement with a local operator, and the remaining 30% of non-domestic production is sourced from a variety of foreign suppliers in a number of other countries.

By using a mix of domestic and overseas production, Florsheim is able to benefit from lower costs for certain labor-intensive operations while maintaining a manufacturing base close to its primary end market. Florsheim's foreign operations are subject to the usual risks of doing business abroad such as currency fluctuations, labor unrest, political instability, restrictions on transfer of funds, export duties and quotas and to United States customs and tariffs.

Florsheim's major raw materials include leather uppers, linings and outsoles. Florsheim obtains raw materials and components from a wide variety of sources located throughout the world and has alternate sources for all leathers, components and other materials. Leather pricing and availability are subject to fluctuating supply and
demand  cycles; however,  Florsheim   management  believes  it  has
adequate sourcing arrangements to ensure an uninterrupted supply of raw materials.

Other Information
- -----------------
As a large majority of Florsheim's wholesale sales are "at once" orders, Florsheim is required to maintain substantial inventory levels. Florsheim's retail outlets generally sell products inventoried at the store location. Florsheim believes its retail outlets maintain somewhat greater inventory levels than its competitors as they carry a larger selection of shoe sizes and widths.

Florsheim's retail and wholesale sales tend to be somewhat seasonal in nature, however, such sales complement each other such that seasonality is not a significant factor in its business.

Converse Inc.
- -------------
Converse Inc. was founded in 1908, sold its first branded athletic  shoe
in 1911,  and was  acquired by  the Company in  1986.   Converse employs
approximately 3,100 people worldwide.

Products
- --------
Converse's traditional strength is its men's basketball shoes, marketed under the Converse name. Men's basketball shoes currently account for approximately 42% of its total revenues. Converse has a leading position as a provider of footwear to basketball players in the National Basketball Association (where it is the official shoe), on college basketball teams, including National Collegiate Athletic Association teams, and on high school athletic teams. Converse currently supplies approximately 35% of the athletic footwear needs of the United States college basketball teams. This visibility enhances the performance image of its product line. Management believes the Converse basketball line is recognized by consumers as one of the most technologically sound lines in the business. It is Converse's belief that a performance-oriented brand image should result in increased sales and an expansion of its distribution network.

Converse's  Athleisure footwear  lines  generated  approximately 35%  of
Converse's total revenues in calendar 1993. The All Star line represents the vast majority of athleisure sales. This line is most popular with male and female consumers between 16 and 26 years of age. During 1993, domestic demand for the All Star product continued to surge, more than compensating for weaknesses in the international economies where the product line is sold.

Converse supplements the All Star line with its Jack Purcell and One Star lines. As part of its effort to build demand for all of these products, Converse has developed seasonal and specialty collections of product.

Converse's children's footwear category had a strong year in 1993, growing to approximately 12% of total revenues. This category, which typically consists of sized down versions of the popular adult models, has been targeted for growth. New footwear products, "for children only" continue to be developed and sold under the Converse name.

Converse also markets a full line of athletic footwear for both men and women, including tennis, cleated, running, cross training, outdoor and walking shoes, under the Converse name.

Research and Development
- ------------------------
Converse has invested significantly to maintain its position as a respected manufacturer of performance athletic footwear. Its biomechanics laboratory is one of the most advanced facilities of its kind in the industry. Converse's biomechanics laboratory continually conducts extensive research on new performance enhancement technologies. The laboratory is also involved in the design stages of performance footwear to maximize the attributes required for each sport, and to help protect the athletes wearing Converse products. In 1993, Converse spent approximately $6.1 million on research and development, compared to $5.1 million in 1992 and $4.9 million in 1991.

Marketing
- ---------
Converse markets its footwear products domestically through approximately 7,500 retail accounts consisting of sporting goods stores, specialty athletic footwear stores, shoe stores and department stores. In the United States, Converse's sales are strongest in the metropolitan areas and in the Midwest and West regions. Converse estimates that roughly 75% of its footwear products are purchased by men. Converse also sells in-line product and excess inventory through 21 company-operated factory outlet stores.

Approximately 99% of domestic sales are generated by Converse's direct sales force. Converse salespeople follow a commission schedule structured to reward future-order business (orders placed four to six months before delivery). Converse has special selling arrangements that support certain large-volume accounts.

Outside of the United States, Converse currently distributes its products in more than 90 countries. Generally, international sales are made through a network of independent distributors, independent licensees and, to a lesser extent, direct sales. Converse receives royalties, based on a percentage of sales, from its licensees and has final approval over all products distributed through such licensees. Western Europe, Japan, Latin America, Canada and the United Kingdom represent important markets for Converse. Converse believes it has significant international growth potential once the international economies recover from their current weakness. In 1993, international sales were approximately 30% of Converse's total revenues. As part of its long-term strategic plan, Converse is negotiating partnership arrangements in key international countries.

Converse has continued its expansion of media-based advertising. The combination of exciting endorsers and creative advertising has helped to fuel Converse's growth. Converse will continue to use a blend of creative advertising and associations with professional athletes and amateur teams. Contractually-obligated professional endorsers include Larry Johnson, Kevin Johnson, and J.R. Rider, among others. Converse has contractual associations with colleges and universities including Kentucky, Kansas, Arkansas, Indiana and Louisville. Converse spends approximately 10% of net revenues on promotion and advertising.

Sales of athletic footwear tend to be seasonal in nature, with the strongest sales occurring in the first and third quarters.

Competition
- -----------
The  athletic   footwear  market   is  highly  competitive.     Industry
participants  compete with  respect  to  performance, comfort,  fashion,
durability  and price.   The  athletic footwear  industry in  the United

States can be broken down into several groups. Two companies, Nike and Reebok, each generate worldwide revenues in excess of $3 billion annually and control approximately 50% of the domestic market. These companies have full lines of product offerings and distribute to more than 10,000 outlets. Neither Nike nor Reebok is highly leveraged. These two companies spend substantially more on product advertising than Converse. Adidas, ASICS, Fila, L.A. Gear and Stride Rite (Keds) along with Converse form a second tier of competitors with 1993 revenues of between $300 million and $1 billion. These companies, as well as Nike and Reebok, also compete with Converse for suppliers and for foreign manufacturing facilities.

In addition to these competitors, there is a third tier of companies with domestic revenues of $100 to $300 million, consisting of Avia (owned by Reebok), British Knights, Etonic, K-Swiss, New Balance and Saucony, among others.

Manufacturing
- -------------
Converse currently sources athletic footwear almost equally on a pairage basis between its own domestic facilities and international suppliers (although Converse relies exclusively on the Far East for sourcing leather footwear requirements). Converse is the only major athletic footwear company with significant domestic manufacturing capabilities. Converse's manufacturing strategy gives it the flexibility to adjust production to reduce costs, avoid large duty-related costs on canvas products and provide insulation against disruption of the production process.

Converse presently owns and operates a manufacturing facility in Lumberton, North Carolina which is used to produce canvas shoes. Converse also owns a manufacturing operation in Reynosa, Mexico which it uses to stitch footwear uppers for incorporation into footwear at the Lumberton facility. The Mexican facility has the advantage of offering Converse lower labor rates and shorter lead times than the Far East, and more efficient use of its domestic production facilities. Converse is in the process of opening a second domestic manufacturing plant to expand the production of All Star products. This new manufacturing facility is located in Mission, Texas across the border from Converse's Reynosa facility.

Over twenty foreign manufacturers supply Converse, most of which are located in the Far East, particularly South Korea, Taiwan, Indonesia, and China. Products are purchased from foreign suppliers using individual purchase orders as opposed to long-term contracts. Converse competes with Nike, Reebok and other competitors for access to these foreign manufacturers.

Like its major competitors, Converse's foreign operations are subject to the usual risks of doing business abroad, such as export duties, quotas, currency fluctuations, restrictions on the transfer of funds, labor unrest and political instability. In addition, products manufactured overseas are subject to United States customs duties.

The principal materials used in Converse's products are canvas, rubber, nylon and leather. These materials are generally obtained from a variety of sources. Converse has elected for cost purposes to obtain certain of its raw materials from single sources, but alternative sources are available.

Trademarks and Trade Names
- --------------------------
Converse considers all of its trademarks and trade names to be material to its business and aggressively protects such rights. The loss of any of the Converse, All Star, Chuck Taylor, Cons, Jack Purcell, REACT,
Run'N Slam, TAR MAX, Star logo or Chevron and Star logo trade names and trademarks could have a material impact on Converse's business.

Backlog
- -------
In the Furniture Segment, the order backlog at the end of December, 1993 aggregated approximately $152 million, compared to approximately $128 million at the end of December, 1992. In the Footwear Segment, the order backlog at the end of December, 1993 aggregated approximately $156 million, compared to approximately $135 million at the end of December, 1992.

Trademarks and Trade Names
- --------------------------
Each of the operating companies utilizes trademarks and trade names extensively to promote brand loyalty among consumers. The Company
aggressively  protects   its  trademarks  and  trade   names  by  taking
appropriate legal action against anyone who infringes upon or misuses them.

Governmental Regulations
- ------------------------
The Company does not believe compliance by it with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon capital expenditures, earnings or competitive position. See - "Legal Proceedings".

Employees
- ---------
As of December 31, 1993, the Company and its subsidiaries employed approximately 20,045 people, of which approximately 13,300 and 6,700 were employed in the Furniture Segment and the Footwear Segment, respectively, with the remainder (approximately 45) employed at Company headquarters. Approximately one-half of Florsheim's work force is represented by unions.

Item 2.  Properties
- -------------------
The Company owns or  leases the following principal plants,  offices and warehouses:
                                                           Floor      Owned
                                     Type of               Space       or
Division     Location                Facility            (Sq. Ft.)    Leased
- --------     --------                --------            ---------    ------
INTERCO      St. Louis, MO           Headquarters           26,800    Leased

Broyhill     Lenoir, NC              Headquarters          136,000    Leased

Broyhill     Lenoir, NC              Plant/Warehouse       312,632    Owned

Broyhill     Newton, NC              Plant/Warehouse       382,626    Owned

Broyhill     Lenoir, NC              Plant/Warehouse       628,000    Owned

Broyhill     Rutherfordton, NC       Plant/Warehouse       575,656    Owned

Broyhill     Lenoir, NC              Plant/Warehouse       419,000    Owned

Broyhill     Lenoir, NC              Plant/Warehouse       364,000    Owned

Broyhill     Conover, NC             Plant/Warehouse       313,580    Owned

Broyhill     Lenoir, NC              Plant                 345,439    Owned

Broyhill     Lenoir, NC              Plant                 165,640    Owned

Broyhill     Lenoir, NC              Plant/Warehouse       252,380    Owned

Broyhill     Taylorsville, NC        Plant/Warehouse       212,754    Owned

Broyhill     Lenoir, NC              Plant                 124,700    Leased

Broyhill     Hickory, NC             Plant/Warehouse       215,500    Leased

Broyhill     Marion, NC              Plant                  22,712    Owned

Broyhill     Lenoir, NC              Warehouse              96,000    Owned

Broyhill     Lenoir, NC              Warehouse             503,250    Leased

Lane         Altavista, VA           Plant/Warehouse     1,091,600    Owned

Lane         Altavista, VA           Headquarters           62,000    Owned

Lane         Conover, NC             Plant/Warehouse       212,000    Owned

Lane         Conover, NC             Plant/Warehouse       348,180    Owned

Lane         Conover, NC             Plant                 150,130    Owned

Lane         Hickory, NC             Plant/Warehouse       641,214    Owned

Lane         Hickory, NC             Plant/Warehouse       169,902    Owned

Lane         High Point, NC          Plant                 187,162    Owned

Lane         High Point, NC          Plant/Warehouse       156,000    Owned

                                                           Floor      Owned
                                     Type of               Space       or
Division     Location                Facility            (Sq. Ft.)    Leased
- --------     --------                --------            ---------    ------
Lane         Pontotoc, MS            Plant/Warehouse       352,740    Owned

Lane         Rocky Mount, VA         Plant/Warehouse       598,962    Owned

Lane         Verona, MS              Plant/Warehouse       395,050    Owned

Lane         Saltillo, MS            Plant/Warehouse       567,500    Owned

Lane         Tupelo, MS              Plant/Warehouse       396,175    Owned

Lane         Rocky Mount, VA         Plant                  50,300    Owned

Lane         Smyrna, TN              Plant                  28,300    Owned

Florsheim    Chicago, IL             Headquarters          285,000    Owned

Florsheim    Jefferson City, MO      Warehouse             562,770    Owned

Florsheim    Cape Girardeau, MO      Plant                  90,000    Owned

Florsheim    Kirksville, MO          Plant                 104,203    Owned

Florsheim    West Plains, MO         Plant                  89,841    Leased

Florsheim    Preston, Australia      Plant/Warehouse        59,300    Leased

Converse     North Reading, MA       Headquarters          106,800    Owned

Converse     Lumberton, NC           Plant                 386,761    Owned

Converse     Charlotte, NC           Distribution Center/
                                      Sales Office         431,665    Leased

Converse     Reynosa, Mexico         Plant                  41,000    Owned

Converse     Mission, TX             Plant                  55,552    Leased

_______________


Substantially all of the owned properties listed above are encumbered by a first priority lien and mortgage pursuant to the Company's Credit Agreement with BT Commercial Corporation, as Agent, and the banks named therein, dated as of July 16, 1992, as amended, and by subordinate liens and mortgages pursuant to the Company's Secured Term Loan Agreement, dated as of July 16, 1992, as amended, the ILGWU Fund Note, dated July 16, 1992 and the Indentures, dated as of July 16, 1992, relating to the Company's 10% Secured Notes due 2001, 9% Secured Notes due 2004 and 8.5% Secured Notes due 1997. In addition, the North Reading, Massachusetts and the Tupelo, Mississippi facilities are encumbered by mortgages and first liens securing industrial revenue bonds.

The Company believes  its properties are  generally well maintained,  suitable for  its present operations and adequate  for current production requirements.
Productive  capacity and extent of utilization of the Company's facilities are difficult  to  quantify with  certainty because  in  any one  facility maximum capacity and utilization  varies periodically depending upon  the product that
is being  manufactured, the degree  of automation and  the utilization of  the
labor  force in  the facility.   In this  context, the  Company estimates that
overall its  production facilities  were effectively utilized  during calendar
1993 at  moderate to high levels  of productive capacity and  believes that in general its facilities have  the capacity, if necessary, to  expand production to meet anticipated product requirements.

Item 3.  Legal Proceedings
- --------------------------
Notwithstanding the confirmation and effectiveness of the Company's Amended Joint Plan of Reorganization under Chapter 11 (the "Plan"), the Court continues to have jurisdiction to, among other things, resolve disputed pre-petition claims against the Company, resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Plan, and to resolve other matters that may arise in connection with or relate to the Plan. Pursuant to the Plan, the Company, on the effective date, paid into a Disputed Claims Trust the face amount of certain claims still to be resolved. Since those unresolved claims were funded at their face amounts, the Company has no further financial exposure with respect to those claims.

The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
Not applicable.


                                    PART II
                                    -------

Item 5.  Market for The Registrant's Common Equity and Related Stockholder
- --------------------------------------------------------------------------
Matters
- -------
As of February 28, 1994, there were approximately 3,775 holders of record of Common Stock.

Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 18 to the consolidated financial statements of the Company.

The Company has not paid dividends on its Common Stock during the two years ended December 31, 1992 and December 31, 1993.

A  discussion of  restrictions  on the  Company's  ability to  pay  cash
dividends  is  included   in  Note  10  to  the  consolidated  financial
statements of the Company.

Item 6.  Selected Financial Data
- --------------------------------


                          FIVE YEAR CONSOLIDATED FINANCIAL REVIEW

- ----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per     Year Ended      Five Months Ended <F1>             Fiscal Years Ended
  share data)                        ----------      ----------------------       ------------------------------------
                                        Dec. 31,     Dec. 31,\     Aug. 2,        Feb. 29,       Feb. 23,      Feb. 24,
                                           1993         1992 \       1992            1992           1991          1990
- -------------------------------------------------------------\--------------------------------------------------------
                                                             \
Summary of Operations:                                       \
  Net sales                          $1,656,814   $  662,274 \ $  603,573     $ 1,471,745    $ 1,439,246   $ 1,656,079
  Cost of sales                       1,114,867      442,646 \    415,030         998,354        992,209     1,102,572
  Interest expense                       56,472       23,967 \     36,898         106,199        259,495       303,123
  Earnings (loss) before income tax                          \
    expense (benefit), discontinued                          \
    operations, extraordinary item                           \
    and cumulative effect of                                 \
    accounting change                    75,972       35,876 \    135,356         (45,235)      (215,482)      (63,580)
  Income tax expense (benefit)           30,604       14,550 \     (1,044)          3,657        (64,108)       (9,752)
    Net earnings (loss) before                               \
    discontinued operations,                                 \
    extraordinary item and                                   \
    cumulative effect of                                     \
    accounting change                    45,368       21,326 \    136,400         (48,892)      (151,374)      (53,828)
  Discontinued operations                   -            -   \        -               -          (24,962)       86,082
  Extraordinary item                        -            -   \  1,075,466             -              -             -
  Cumulative effect of accounting                            \
    change                                  -            -   \    (25,544)            -              -             -
  Net earnings (loss) applicable to                          \
    common stock                     $   45,368   $   21,326 \ $1,186,322     $   (48,892)<F2>$ (272,097)  $   (51,584)
                                                             \
  Per share of common stock -                                \
    primary and fully diluted:                               \
    Net earnings (loss) before                               \
      discontinued operations,                               \
      extraordinary item and                                 \
      cumulative effect of                                   \
      accounting change              $     0.88   $     0.43 \ $     3.52     $     (1.26)<F2>$    (6.38)  $     (3.57)
    Discontinued operations                 -            -   \        -               -            (0.65)         2.23
    Extraordinary item                      -            -   \      27.72             -              -             -
    Cumulative effect of accounting                          \
      change                                -            -   \      (0.66)            -              -             -
    Net earnings (loss) applicable                           \
      to common stock                $     0.88   $     0.43 \ $    30.58     $     (1.26)<F2>$    (7.03)  $     (1.34)
                                                             \
  Weighted average common and common                         \
    equivalent shares outstanding -                          \
    fully diluted (in thousands)         51,397       50,000 \     38,796          38,731         38,720        38,585
                                                             \
  Cash dividends paid:               $      -     $      -   \ $      -       $       -       $      -     $       -
    Common stock                     $      -     $      -   \ $      -       $       -       $      -     $       -
    Preferred stock                  $      -     $      -   \ $      -       $       -       $      -     $       -
                                                             \
Other Information:                                           \
  Working capital                    $  533,915   $  503,875 \ $  518,983     $   708,706<F4> $  719,738<F4>$(1,242,776)<F5>
  Property, plant and equipment, net    216,301      202,285 \    203,904<F3>     165,633        172,112        186,919
  Capital expenditures                   43,938       12,936 \     10,099          28,369         19,612         29,663
  Total assets                        1,205,679    1,177,537 \  1,202,316       1,250,083      1,145,562      1,161,230
  Long-term debt                        576,804      585,968 \    635,721             -  <F4>        -  <F4>      3,176<F5>
  Liabilities subject to compromise         -            -   \        -         2,165,311      2,137,658<F4>        -
  Shareholders' equity (deficit)     $  338,557   $  293,114 \ $  275,400     $(1,186,522)   $(1,135,211)   $  (958,958)
  -----------------------------------------------------------\-----------------------------------------------------------

<F1>As discussed in Note 2  to the Consolidated Financial Statements,  the Company changed its fiscal  year to end on December also discussed in Note 2, the Company's adoption  of fresh-start reporting required reporting calendar 1992 results in  two periods.

<F2>As discussed  in Note 2 to the Consolidated Financial Statements, the Company stopped providing for preferred dividend requ in fiscal 1992.

<F3>In connection with the adoption of fresh-start  reporting, property, plant and equipment was adjusted to fair value resulti increase of approximately $42,400 as of August 2, 1992.

<F4>$1,055,132 and $1,007,882 of long-term debt are included in liabilities subject to compromise as of February 29, 1992  and
    23, 1991, respectively.

<F5>$600,536 of long-term debt was reclassified as current liabilities as of February 24, 1990.
/TABLE

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

INTERCO INCORPORATED (the "Company") is a major manufacturer of residential furniture and one of the leading manufacturers and retailers of footwear through two operating segments. The furniture segment consists of Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated and the footwear segment consists of The Florsheim Shoe Company and Converse Inc.

On January 24, 1991, INTERCO INCORPORATED and its domestic subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court"). On June 26, 1992, the Court approved and confirmed the Amended Joint Plan of Reorganization of the Company (the "Plan") and the order was docketed on June 30, 1992. The Company emerged from Chapter 11 effective with the beginning of business on August 3, 1992. In general, the Plan provided for resolution of all claims against the Company as of January 24, 1991, the Chapter 11 filing date, as well as resolution of certain legal disputes, in exchange for cash, new indebtedness and/or new common equity securities. The distribution record date for determining those creditors to whom distributions were made was June 30, 1992. The Plan provided for no distributions to the holders of the Company's Series D Preferred Stock, Series E Preferred Stock or common stock, and all outstanding shares of those equity securities were cancelled as of the effective date of the Plan.

As of August 2, 1992, in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the five months ended August 2, 1992. Accordingly, a vertical black line is shown to separate post-emergence operations from those prior to August 3, 1992 in the consolidated financial statements since they have not been prepared on a comparable basis.

Effective December 31, 1992, the Company changed its fiscal year end to December 31. For purposes of this discussion, calendar 1993 refers to the 12 month period ended December 31, 1993, calendar 1992 refers to the two five month periods ended December 31, 1992 and August 2, 1992, and fiscal 1992 refers to the 12 month period ended February 29, 1992.

Net Sales

Net sales of the operating companies, by segment, for the last three years were as follows:

- ----------------------------------------------------------------------------
(In millions)                                Calendar 1992
                                       ------------------------
                        Calendar 1993  Five Months \Five Months  Fiscal 1992
                           Year Ended        Ended \      Ended   Year Ended
                          December 31, December 31,\   August 2, February 29,
                                 1993         1992 \       1992         1992
- ---------------------------------------------------\------------------------
Furniture segment            $  980.5       $394.9 \     $356.7     $  819.3
Footwear segment                676.3        267.4 \      246.9        652.4
- ---------------------------------------------------\------------------------
                             $1,656.8       $662.3 \     $603.6     $1,471.7
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

Furniture   segment  sales   for  calendar   1993  were   $980.5  million,
representing an increase of 10.3% over the comparable (12 month) period last year. Furniture segment sales increased 10.2% in calendar 1992 (ten month period) over the same period in the prior year, while fiscal 1992 sales increased 4.2%. Broyhill and Lane each realized sales increases in calendar 1993. New product offerings and marketing programs at both furniture companies continued to be well received with order levels for incoming business reflecting an improving U.S. economy and favorable industry conditions.

For calendar 1993, footwear segment sales were $676.3 million representing an increase of 4.8% over the comparable period a year ago. Footwear segment sales in calendar 1992 (ten month period) decreased 1.4% from the same period in the prior year, while fiscal 1992 sales were about even with those reported in the previous year. The sales increase in calendar 1993 occurred at Converse and was attributable to higher shipments of performance basketball, athleisure (canvas) and children's footwear to primarily domestic customers, resulting from new product introductions and aggressive advertising and promotion programs. Florsheim's calendar 1993 sales were down from the comparable prior year period due to fewer price promotions in the current year and nonrecurring sales last year from retail stores since closed. For calendar 1992, Florsheim's sales declined due to the disposal of its retail business in Mexico and its Bowen Shoe operation and the closing of a number of retail stores during the year. Converse's sales increased during calendar 1992, helped by expanded advertising and promotion programs. For fiscal 1992, Converse's sales increased; however, Florsheim's sales were impacted by the dispositions noted previously.

Earnings (EBITDA)

Upon emergence from Chapter 11, the Company was required to adopt fresh-start reporting which resulted in the revaluation of all assets and liabilities to reflect the Company's estimated reorganization value. As a result, gross profits and operating earnings subsequent to August 2, 1992 are not comparable with those of prior periods. However, earnings before interest expense, income taxes, depreciation and amortization, and other income and expense ("EBITDA") are comparable on both a segment and consolidated basis; consequently, the following management discussion and analysis of profitability begins at that point.

- ------------------------------------------------------------------------------
(In millions)                                  Calendar 1992
                                         ------------------------
                          Calendar 1993  Five Months \Five Months  Fiscal 1992
                             Year Ended        Ended \      Ended   Year Ended
                            December 31, December 31,\   August 2, February 29,
                                   1993         1992 \       1992         1992
- -----------------------------------------------------\------------------------
Earnings before interest                             \
expense, income taxes,                               \
depreciation and                                     \
amortization, and other                              \
income and expense:                                  \
  Furniture segment              $121.7       $ 49.3 \     $ 34.1       $ 88.4
  Footwear segment                 61.2         23.8 \       11.8         41.7
                                 --------------------\------------------------
                                  182.9         73.1 \       45.9        130.1
  Corporate administration         (9.7)        (3.6)\       (3.8)        (8.6)
  Miscellaneous expenses           (4.5)        (0.9)\       (2.3)        (2.3)
- -----------------------------------------------------\------------------------
                                  168.7         68.6 \       39.8        119.2
Depreciation and amortization     (36.2)       (13.7)\      (13.2)       (32.2)
- -----------------------------------------------------\------------------------
Earnings from operations         $132.5       $ 54.9 \     $ 26.6       $ 87.0
==============================================================================

EBITDA of  the combined operating segments for calendar  1993 was 11.0% of net sales, as compared to 9.2% for the comparable (12 month) period last year. Furniture segment EBITDA for calendar 1993 was 12.4% of net sales versus 10.8% in the comparable prior year. The improved EBITDA performance for the period reflected favorable factory utilization and sales of higher margin products resulting from the furniture companies' internal profit improvement programs. As a percent of net sales, footwear segment EBITDA for calendar 1993 increased to 9.0%, compared to 7.1% last year. The improved EBITDA performance reflected strong sales of higher margin products, particularly at Converse, less closeout merchandise requiring price promotion at both companies, the closing of unprofitable retail stores by Florsheim and increased royalty income.

For calendar 1992 (ten month period), EBITDA of the combined operating segments was 9.4% of net sales, as compared to 8.9% for the prior year comparable period. Furniture segment EBITDA for the ten months ended December 31, 1992 was 11.1% of net sales, equal to the same period in the prior year. As a percent of net sales, footwear segment EBITDA for calendar 1992 (ten month period) increased to 6.9%, compared to 6.1% in the previous year. The improved EBITDA performance reflected the sale of higher margin products, reduced closeout merchandise, the closing of unprofitable retail stores and increased royalty income.

Fiscal 1992 EBITDA of the combined operating segments was 8.8% of net sales, as compared to 7.7% in fiscal 1991. Furniture segment EBITDA decreased to 10.8% of net sales, compared to 11.6% for the same period in the prior year, due primarily to product mix and underutilization of manufacturing facilities. Footwear segment EBITDA, as a percent of net sales, increased to 6.4%, compared to 3.0% in fiscal 1991. The improved EBITDA performance resulted from benefits achieved from Converse's fiscal 1991 restructuring program. Florsheim's fiscal 1992 operating margins were down due to its restructuring program and disappointing retail traffic levels.

Miscellaneous expenses for calendar 1993 included nonrecurring costs primarily associated with the Company's settlement of certain litigation as well as legal and accounting fees related to debt and equity securities' registrations completed during the year.

Interest Expense

Interest expense for calendar 1993 totaled $56.5 million. As of August 3, 1992, the Company, in connection with its emergence from Chapter 11 and pursuant to the Plan, issued long-term debt (along with cash, common stock and warrants to purchase common stock) to settle pre-petition liabilities. As a result, interest expense for calendar 1993 was based on the Company's post-emergence debt structure and, therefore, is not comparable to the same periods of the prior year.

Interest expense for the five months ended December 31, 1992, which totaled $24.0 million, was also based on the Company's post-emergence debt structure whereas interest expense for the five months ended August 2, 1992, which totaled $36.9 million, was based on the Company's former (pre-emergence) debt structure.

Fiscal 1992 interest expense totaled $106.2 million which decreased from the prior year due primarily to the Company stopping interest accruals on its debt obligations considered unsecured as of January 24, 1991.

Other Income (Expense), Net

Other income (expense), net for calendar 1993 totaled $(0.1) million compared to $4.9 million for the ten months ended December 31, 1992 and $2.0 million for fiscal 1992. Other income (expense), net for calendar 1993 consisted of interest income on short-term investments of $1.0 million and other miscellaneous income and (expense) items totaling $(1.1) million.

Reorganization Items

Reorganization  items  consist  of:   adjustments  to  record  assets  and
liabilities at fair value in connection with the Company's implementation of fresh-start reporting; and income, expenses and other costs directly related to the reorganization of the Company from the Chapter 11 filing date to its emergence from bankruptcy effective August 3, 1992. Additional information is presented in Note 3 of the Notes to Consolidated Financial Statements.

Income Tax Expense (Benefit)

For calendar 1993, the Company provided for income taxes totaling $30.6 million on earnings before income tax expense totaling $76.0 million, producing an effective tax rate of 40.3%. The effective tax rate was adversely impacted by certain nondeductible expenses incurred, provisions for state, local and foreign taxes and an increase in the Federal income tax rate, partially offset by certain deductible expenses provided for in the prior year.

The effective tax rates for calendar 1992 and fiscal 1992 were each adversely impacted by certain nondeductible expenses incurred, including a substantial portion of the expenses relating to the reorganization items, and provisions for state, local and foreign taxes.


Extraordinary Item - Gain on Extinguishment of Debt

Pursuant to the Plan, on the effective date (August 3, 1992) the Company distributed cash, debt securities, common stock and warrants to purchase common stock in settlement of its pre-petition liabilities. The book value of cash and securities distributed was approximately $1.1 billion less than the pre-petition liabilities, and the resultant gain was recorded as an extraordinary item.

Cumulative Effect of Accounting Changes

In connection with the adoption of fresh-start reporting, the Company was required to adopt SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", as of August 2, 1992. The Company recognized the full amount of the initial liability upon adoption of SFAS No. 106. The cumulative effect of the change on retained earnings prior to the adoption of fresh-start reporting at August 2, 1992 was a charge of $23.6 million, net of income taxes of $13.2 million. In addition, the Company was required to adopt SFAS No. 109, "Accounting for Income Taxes", as of August 2, 1992. The cumulative effect of the change on retained earnings prior to the adoption of fresh-start reporting at August 2, 1992 was a charge of $1.9 million.

Net Earnings (Loss) Per Common Share

Net earnings per common share on a primary and fully diluted basis were $0.88 for calendar 1993. Pursuant to the Plan, the Company cancelled all outstanding equity securities effective with the beginning of business on August 3, 1992 and issued new common stock. Accordingly, net earnings (loss) per common share for periods prior to August 3, 1992 are not comparable.

Weighted average shares used in the calculation of primary and fully diluted net earnings per common share for calendar 1993 were 51,375,000 and 51,397,000, respectively.

Financial Condition

Working Capital

Cash and cash equivalents at December 31, 1993 totaled $45.3 million, compared to $68.0 million at December 31, 1992. For calendar 1993, net cash provided by operating activities totaled $49.6 million. Net cash used by investing activities totaled $43.2 million, including $43.9 million of capital expenditures incurred by the operating companies to add, upgrade or replace property, plant and equipment. Net cash used by financing activities during calendar 1993 totaled $29.1 million, substantially all of which pertained to payments made on long-term debt.

Working capital was $533.9 million at December 31, 1993, compared to $503.9 million at December 31, 1992. The current ratio was 4.2 to 1 at December 31, 1993, compared to 3.9 to 1 at December 31, 1992. The increase in working capital between years is a result of the growth incurred by each operating segment as demonstrated by the improved sales and earnings performance described previously.

Financing Arrangements

At December 31, 1993, long-term debt, including current maturities, totaled $586.1 million, compared to $615.3 million at December 31, 1992. The reduction in long-term debt, totaling $29.2 million, was a result of scheduled debt payments made by the Company, including $23.2 million in excess cash flow debt payments pertaining to calendar 1992 results of operations. As a result, the Company's debt-to-capitalization ratio improved to 63.4% at December 31, 1993, compared to 67.7% at December 31, 1992.

To meet short-term working capital and other financial requirements, the Company maintains a $135 million working capital facility with a group of banks. The working capital facility allows for both issuance of letters of credit and cash borrowings. Letter of credit issuances are limited to no more than $100 million; cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. Maximum availability under the facility is determined by the amount of eligible accounts receivable and inventory at each month end (referred to in aggregate as a "borrowing base"). As of December 31, 1993, the Company's borrowing base pertaining to the facility totaled $266.3 million. On January 31, 1994, the Company and its bank group executed an amendment to the working capital facility which increases the maximum availability to $140 million, reduces the cash borrowing interest rates, letter of credit fees and certain administrative costs, and extends the term to February 3, 1997. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

At December 31, 1993, there were no cash borrowings outstanding under the working capital facility; however, there were $65.2 million in letters of credit outstanding.

The Company believes its working capital facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

                          CONSOLIDATED BALANCE SHEET

- -----------------------------------------------------------------------------
(Dollars in thousands)                            December 31,    December 31,
                                                         1993            1992
- -----------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                        $   45,286      $   68,055
  Receivables, less allowances of
    $7,208 ($7,342 at December 31, 1992)              277,691         262,595
  Inventories (Note 6)                                341,808         313,079
  Prepaid expenses and other current
    assets                                             36,159          35,629
- -----------------------------------------------------------------------------
    Total current assets                              700,944         679,358
Property, plant and equipment:
  Land                                                 11,951          11,586
  Buildings and improvements                          122,530         105,652
  Machinery and equipment                             120,517          95,232
- -----------------------------------------------------------------------------
                                                      254,998         212,470
  Less accumulated depreciation                        38,697          10,185
- -----------------------------------------------------------------------------
    Net property, plant and equipment                 216,301         202,285
Reorganization value in excess of
  amounts allocable to identifiable
  assets, net (Note 2)                                 97,107         102,333
Trademarks and trade names, net (Note 2)              153,248         157,218
Other assets                                           38,079          36,343
- -----------------------------------------------------------------------------
                                                   $1,205,679      $1,177,537
=============================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term
    debt (Note 8)                                  $    9,305      $   29,289
  Accounts payable                                     77,413          63,371
  Accrued employee compensation                        22,059          19,501
  Accrued interest expense                              4,731           4,903
  Other accrued expenses                               40,438          49,948
  Income taxes payable                                 13,083           8,471
- -----------------------------------------------------------------------------
    Total current liabilities                         167,029         175,483
Long-term debt, less current
  maturities (Note 8)                                 576,804         585,968
Other long-term liabilities                           123,289         122,972

Shareholders' Equity:
  Preferred stock, authorized
    10,000,000 shares, no par value -
    issued, none (Note 9)                                 -               -
  Common stock, authorized
    100,000,000 shares, $1.00 stated
    value - issued 50,004,282 and
    50,000,000 shares at December 31,
    1993 and 1992 (Note 10)                            50,004          50,000
  Paid-in capital                                     226,391         225,400
  Retained earnings                                    62,162          17,714
- -----------------------------------------------------------------------------
    Total shareholders' equity                        338,557         293,114
- -----------------------------------------------------------------------------
                                                   $1,205,679      $1,177,537
=============================================================================
See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS

- -------------------------------------------------------------------------------------------
(Dollars in thousands except per                      Five Months \Five Months
share data)                               Year Ended        Ended \      Ended   Year Ended
                                         December 31, December 31,\   August 2, February 29,
                                                1993         1992 \       1992         1992
- ------------------------------------------------------------------\------------------------
                                                                  \
Net sales                                $ 1,656,814  $   662,274 \$   603,573  $ 1,471,745
Cost of sales                              1,114,867      442,646 \    415,030      998,354
- ------------------------------------------------------------------\------------------------
Gross profit                                 541,947      219,628 \    188,543      473,391
                                                                  \
Selling, general and administrative                               \
  expenses                                   421,372      169,791 \    165,514      394,138
Royalty income                                11,946        5,104 \      3,557        7,752
- ------------------------------------------------------------------\------------------------
Earnings from operations                     132,521       54,941 \     26,586       87,005
Interest expense                              56,472       23,967 \     36,898      106,199
Other income (expense), net                      (77)       4,902 \        (20)       2,006
- ------------------------------------------------------------------\------------------------
Earnings (loss) before reorganization                             \
  items, income tax expense (benefit),                            \
  extraordinary item and cumulative                               \
  effect of a change in accounting                                \
  principle                                   75,972       35,876 \    (10,332)     (17,188)
Reorganization items (Note 3)                    -            -   \    145,688      (28,047)
- ------------------------------------------------------------------\------------------------
Earnings (loss) before income tax                                 \
  expense (benefit), extraordinary                                \
  item and cumulative effect of a                                 \
  change in accounting principle              75,972       35,876 \    135,356      (45,235)
Income tax expense (benefit) (Note 12)        30,604       14,550 \     (1,044)       3,657
- ------------------------------------------------------------------\------------------------
Net earnings (loss) before                                        \
  extraordinary item and cumulative                               \
  effect of a change in accounting                                \
  principle                                   45,368       21,326 \    136,400      (48,892)
Extraordinary item - gain on                                      \
  extinguishment of debt (Note 4)                -            -   \  1,075,466          -
Cumulative effect on prior years of                               \
  a change in accounting for                                      \
  postretirement benefits other than                              \
  pensions and income taxes (Note 5)             -            -   \    (25,544)         -
- ------------------------------------------------------------------\------------------------
Net earnings (loss)                      $    45,368  $    21,326 \$ 1,186,322  $   (48,892)
==================================================================\========================
Net earnings (loss) per common share -                            \
  primary and fully diluted (Note 2):                             \
  Net earnings (loss) before                                      \
    extraordinary item and cumulative                             \
    effect of a change in accounting                              \
    principle                            $      0.88  $      0.43 \$      3.52  $     (1.26)
  Extraordinary item - gain on                                    \
    extinguishment of debt                       -            -   \      27.72          -
  Cumulative effect on prior years of                             \
    a change in accounting for                                    \
    postretirement benefits other                                 \
    than pensions and income taxes               -            -   \      (0.66)         -
- ------------------------------------------------------------------\------------------------
  Net earnings (loss) per common share   $      0.88  $      0.43 \$     30.58  $     (1.26)
===========================================================================================
See accompanying notes to consolidated financial statements.
/TABLE

                     CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------------------------------------
(Dollars in thousands)                                Five Months \Five Months
                                          Year Ended        Ended \      Ended   Year Ended
                                         December 31, December 31,\   August 2, February 29,
                                                1993         1992 \       1992         1992
- ------------------------------------------------------------------\------------------------
                                                                  \
Cash Flows from Operating Activities:                             \
  Net earnings (loss)                      $  45,368   $   21,326 \$ 1,186,322   $  (48,892)
  Adjustments to reconcile net earnings                           \
    (loss) to net cash provided by                                \
    operating activities:                                         \
    (Gain) loss on disposal of assets            -         (1,797)\        684        3,900
    Net adjustment in accounts for fair value    -            -   \   (158,698)         -
    Gain on extinguishment of debt               -            -   \ (1,075,466)         -
    Cumulative effect of a change in                              \
      accounting for postretirement                               \
      benefits other than pensions                                \
      and income taxes                           -            -   \     25,544          -
    Depreciation of property, plant and                           \
      equipment                               29,190       10,764 \     12,105       29,306
    Amortization of intangible assets          7,034        2,931 \      1,125        2,916
    Noncash interest and other expense         3,089          339 \        866        3,555
    (Increase) decrease in receivables       (15,096)      (8,753)\     25,602      (19,708)
    (Increase) decrease in income tax                             \
      refund receivable                          -          6,327 \     (1,317)      76,658
    (Increase) decrease in inventories       (28,729)       5,639 \      1,731       16,905
    (Increase) decrease in prepaid                                \
      expenses and other assets               (3,964)       6,310 \     (6,259)      (5,035)
    Increase (decrease) in accounts                               \
      payable, accrued interest expense                           \
      and other accrued expenses               6,918      (24,580)\     37,403      124,560
    Increase (decrease) in income taxes                           \
      payable                                  4,612         (152)\       (485)      (1,174)
    Increase (decrease) in net deferred                           \
      tax liabilities                          2,410           68 \     (1,560)      (6,014)
    Increase (decrease) in other long-                            \
      term liabilities                        (1,237)       4,677 \       (681)      (6,325)
    Increase in liabilities subject to                            \
      compromise                                 -            -   \        -         27,653
    Reorganization costs, net                    -            -   \        -          7,253
- ------------------------------------------------------------------\------------------------
                                              49,595       23,099 \     46,916      205,558
  Net cash provided by discontinued                               \
    operations                                   -            -   \        -         38,225
- ------------------------------------------------------------------\------------------------
  Net cash provided by operating                                  \
    activities                                49,595       23,099 \     46,916      243,783
- ------------------------------------------------------------------\------------------------
Cash Flows from Investing Activities:                             \
  Proceeds from the disposal of assets           680        2,361 \      1,485        1,781
  Additions to property, plant and                                \
    equipment                                (43,938)     (12,936)\    (10,099)     (28,369)
- ------------------------------------------------------------------\------------------------
  Net cash used by investing activities      (43,258)     (10,575)\     (8,614)     (26,588)
- ------------------------------------------------------------------\------------------------
Cash Flows from Financing Activities:                             \
  Net change in notes and loans payable          -           (577)\        577         (951)
  Payments of long-term debt                 (29,148)     (27,034)\        -            -
  Proceeds from the issuance of common stock      42          -   \        -            -
- ------------------------------------------------------------------\------------------------
  Net cash provided (used) by financing                           \
    activities                               (29,106)     (27,611)\        577         (951)
- ------------------------------------------------------------------\------------------------
Cash Flows from Reorganization Activities:                        \
  Payments of liabilities subject to                              \
    compromise                                   -            -   \   (293,135)         -
  Payments of deferred financing fees                             \
    and expenses                                 -            -   \     (2,756)         -
  Proceeds from cash held in trust               -            -   \     27,351          -
- ------------------------------------------------------------------\------------------------
  Net cash used by reorganization activities     -            -   \   (268,540)         -
- ------------------------------------------------------------------\------------------------
Net increase (decrease) in cash and cash                          \
  equivalents                                (22,769)     (15,087)\   (229,661)     216,244
Cash and cash equivalents at beginning                            \
  of period                                   68,055       83,142 \    312,803       96,559
- ------------------------------------------------------------------\------------------------
Cash and cash equivalents at end of period $  45,286   $   68,055 \$    83,142   $  312,803
===========================================================================================
Supplemental Disclosure:                                          \
  Cash payments (refunds) for income                              \
    taxes, net                             $  23,786   $    8,091 \$     1,360   $  (75,031)
==================================================================\========================
  Cash payments for interest, exclusive                           \
    of reorganization activities           $  54,508   $   41,892 \$       208   $    4,005
===========================================================================================
See accompanying notes to consolidated financial statements.
/TABLE

                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


- ---------------------------------------------------------------------------------------------
(Dollars in thousands                                                   Retained
 except per share data)       Preferred Stock     Common    Paid-In     Earnings
                            Series D   Series E    Stock    Capital     (Deficit)       Total
- ---------------------------------------------------------------------------------------------
Balance February 23, 1991    $ 1,151    $ 3,321  $ 3,873  $ 199,079  $(1,342,635) $(1,135,211)

Net loss                                                                 (48,892)     (48,892)
Conversion of preferred
  stock:
  Series D - 50 shares            (5)                             5                       -
Foreign currency translations                                             (2,419)      (2,419)
- ---------------------------------------------------------------------------------------------
Balance February 29, 1992      1,146      3,321    3,873    199,084   (1,393,946)  (1,186,522)

Net earnings - Five months
  ended August 2, 1992                                                 1,186,322    1,186,322
Conversion of preferred
  stock:
  Series D - 1,600 shares       (160)                 15        145                       -
Foreign currency translations
  - Five months ended
  August 2, 1992                                                             200          200
Fresh-start adjustments:
  Cancellation of former
    equity and elimination
    of deficit                  (986)    (3,321)  (3,888)  (199,229)     207,424          -
  Issuance of new equity                          50,000    225,400                   275,400
Net earnings - Five months
  ended December 31, 1992                                                 21,326       21,326
Foreign currency translations
  - Five months ended
  December 31, 1992                                                       (3,612)      (3,612)
- ---------------------------------------------------------------------------------------------
Balance December 31, 1992        -          -     50,000    225,400       17,714      293,114

Net earnings                                                              45,368       45,368
Common stock activity:
  Stock option grants and
    exercises (Note 10)                                4        988                       992
  Warrant exercises - 282
    shares                                                        3                         3
Foreign currency translations                                               (920)        (920)
- ---------------------------------------------------------------------------------------------
Balance December 31, 1993    $   -      $   -    $50,004  $ 226,391  $    62,162  $   338,557
=============================================================================================
See accompanying notes to consolidated financial statements.
/TABLE

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Dollars in thousands except per share data)



1.  Reorganization and Emergence from Chapter 11

INTERCO INCORPORATED (the "Company") is a major manufacturer of residential furniture and one of the leading manufacturers and retailers of footwear through two operating segments. The furniture segment consists of Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated and the footwear segment consists of The Florsheim Shoe Company and Converse Inc.

On  January   24,  1991,   INTERCO  INCORPORATED   and  its   domestic
subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court"). On June 26, 1992, the Court approved and confirmed the Amended Joint Plan of Reorganization of the Company (the "Plan") and the order was docketed on June 30, 1992. The Company emerged from Chapter 11 effective with the beginning of business on August 3, 1992. In general, the Plan provided for resolution of all claims against the Company as of January 24, 1991, the Chapter 11 filing date, as well as resolution of certain legal disputes, in exchange for cash, new indebtedness and/or new common equity securities. The distribution record date for determining those creditors to whom distributions were made was June 30, 1992. The Plan provided for no distributions to the holders of the Company's Series D Preferred Stock, Series E Preferred Stock or common stock, and all outstanding shares of those equity securities were cancelled as of the effective date of the Plan.

2.  Significant Accounting Policies

The Company follows generally accepted accounting principles to present fairly its consolidated financial position, results of operations, cash flows and shareholders' equity. The major accounting policies of the Company are set forth below.

Fresh-Start Reporting

As of August 2, 1992, in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements for the five months ended August 2, 1992. The ongoing impact of the adoption of fresh-start reporting is reflected in the financial statements for the year ended December 31, 1993 and five months ended December 31, 1992.

In adopting  fresh-start reporting, the  Company, with the  assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including: the discounted residual value of the Company; market share, position and competition of each operating company; projected sales, profitability growth and working capital requirements; and general economic considerations. Various valuation methods were relied upon, including: discounted cash flow, price/earnings ratios, comparable merger and acquisition activities and other applicable ratios and industry indices.

The adjustments to reflect the consummation of the Plan (including the gain on extinguishment of debt relating to pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values (including the establishment of reorganization value in excess of amounts allocable to identifiable assets) have been reflected in the accompanying consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-emergence operations from those prior to August 3, 1992 since they have not been prepared on a comparable basis.

Fiscal Year

Effective December 31, 1992, the Company changed its fiscal year end to December 31. Prior to December 31, 1992, the Company's fiscal year ended on the last Saturday in February.

For purposes of this annual report, calendar 1993 refers to the 12 month period ended December 31, 1993, calendar 1992 refers to the two five month periods ended August 2, 1992 and December 31, 1992, and fiscal 1992 refers to the 12 month period ended February 29, 1992.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its subsidiaries, the majority of which are wholly owned. All material intercompany transactions are eliminated in consolidation. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December
31. Accordingly, the results of operations will periodically include a 53 week fiscal year. Calendar 1993 represented a 52 week fiscal year. As a result of adopting fresh-start reporting, calendar 1992 included a 22 week period ended August 2, 1992 and a 22 week period ended January 2, 1993 for the operating companies.

Cash and Cash Equivalents

The  Company considers  all short-term  investments with  an  original
maturity  of three  months  or less  to be  cash equivalents.   Short-term
nvestments are recorded at amortized cost, which approximates market.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. For financial reporting purposes, the Company utilizes both accelerated and straight-line methods of computing depreciation and amortization. Such expense is computed based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 11 years for machinery and equipment.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

As a result of adopting fresh-start reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $104,500. This intangible asset is being amortized on a straight-line basis over a 20 year period.

Trademarks and Trade Names

In connection with the adoption of fresh-start reporting, the Company recorded approximately $158,900 in fair value of trademarks and trade
names  based upon  an independent  appraisal.   Such trademarks  and trade
names are being amortized on a straight-line basis over a 40 year period.

Reorganization Items

Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company during the Chapter 11 period.

Income Tax Expense (Benefit)

In connection  with the adoption of fresh-start reporting, the Company was required to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") as of August 2, 1992. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Extraordinary Item

The extraordinary item for the five months ended August 2, 1992 represents the gain, net of income taxes, resulting from the discharge of pre-petition liabilities in accordance with the Plan.

Cumulative  Effect  on  Prior   Years  of  a  Change  in   Accounting  for
Postretirement Benefits other than Pensions and Income Taxes

In connection with the adoption of fresh-start reporting, the Company was required to adopt Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS No. 106") as of August 2, 1992. SFAS No. 106 requires the cost of these benefits be recognized in the financial statements over an employee's service period with the Company. Prior to August 2, 1992, the Company recognized these benefits on a cash payment basis. The adoption of SFAS No. 106 and SFAS No. 109 (described above under Income Tax Expense (Benefit)) represents a change in accounting principle.

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Subsequent to the Company's emergence from Chapter 11, net earnings (loss) per common share is calculated based on the common stock and common stock equivalents issued in accordance with the Plan. The stock options and warrants issued pursuant to the Plan (Note 10) are considered common stock equivalents. Weighted average shares used in the calculation of primary and fully diluted net earnings per common share for calendar 1993 were 51,375,000 and 51,397,000, respectively.

Prior to the Company's emergence from Chapter 11, common stock equivalents and the conversion of Series D Preferred Stock were not included in computations of net earnings (loss) per common share as they were not dilutive. As a result of the Chapter 11 filing, the Company stopped providing for preferred dividend requirements.

Reclassification

Certain calendar 1992 and fiscal 1992 amounts have been reclassified to conform to the calendar 1993 presentation.

3.  Reorganization Items

Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company during the Chapter
11 period. Reorganization items included in the consolidated statement of operations are summarized as follows:
- ----------------------------------------------------------------------------
                                                    Five Months
                                                          Ended   Year Ended
                                                       August 2, February 29,
                                                           1992         1992
- ----------------------------------------------------------------------------
Adjustments to fair value                              $158,698     $    -
Fees for services rendered                              (12,813)     (25,135)
Other reorganization costs
  and expenses                                           (3,991)      (7,865)
Debtor-in-possession financing
  fee amortization and expenses                            (481)      (3,644)
Interest earned on accumulated
  cash resulting from Chapter 11
  proceedings                                             4,275        8,597
- ----------------------------------------------------------------------------
                                                       $145,688     $(28,047)
============================================================================

Adjustments to fair value reflect the net change to state assets and liabilities at fair value in accordance with the provisions of SOP 90-7.

4.  Extraordinary Item - Gain on Extinguishment of Debt

The Plan resulted in the discharge of approximately $2,200,000 of pre-petition liabilities against the Company through the distribution to creditors of $293,100 in cash, $642,300 in various debt instruments, 50.0 million shares of common stock and 5.0 million warrants to purchase common stock. The book value of cash and securities distributed was approximately $1,100,000 less than the pre-petition liabilities, and the resultant gain was recorded as an extraordinary item for the five months ended August 2, 1992.

5.  Cumulative Effect of Accounting Changes

In  connection with the adoption of fresh-start reporting, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", as of August 2, 1992. The cumulative effect of the change on retained earnings, prior to the adoption of fresh-start
reporting  at  August   2,  1992,  was   approximately  $23,600,  net   of
approximately $13,200 in income taxes. The Company also adopted SFAS No. 109, "Accounting for Income Taxes", as of August 2, 1992. The cumulative effect of the change on retained earnings, prior to the adoption of fresh-start reporting at August 2, 1992, was a charge of approximately $1,900.

6.  Inventories

Inventories are summarized as follows:

- ----------------------------------------------------------------------------
                                                  December 31,   December 31,
                                                         1993           1992
- ----------------------------------------------------------------------------
Retail merchandise                                   $ 67,690       $ 64,104
Finished products                                     164,958        146,568
Work-in-process                                        41,419         40,628
Raw materials                                          67,741         61,779
- ----------------------------------------------------------------------------
                                                     $341,808       $313,079
============================================================================

7.  Short-Term Financing

The Company maintains a $135,000 working capital facility with a group of banks. The working capital facility allows for both issuance of letters of credit and cash borrowings. Letter of credit issuances are limited to no more than $100,000; cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. Maximum availability under the facility is determined by the amount of eligible accounts receivable and inventory at each month end (referred to in aggregate as a "borrowing base"). As of December 31, 1993, the Company's borrowing base pertaining to the facility totaled $266,251.

The working capital  facility is secured by  a first priority lien  on and security interest in substantially all property of the Company. In 1992, the Company paid an origination fee of 2.0% of the commitment of $135,000 to the banks. The Company is required to pay an annual unused line (commitment) fee of 1/2 of 1% on the average daily unused portion of the commitment of the banks, payable quarterly in arrears, until such commitments are terminated. The Company also pays an annual collateral management fee of $250.

The  outstanding  cash borrowings  under  the  revolving  credit  loan facility bear interest at prime rate plus 1.75% or at an adjusted Eurodollar rate plus 2.75% depending upon which type of loan the Company executes. At December 31, 1993, there were no cash borrowings outstanding under the revolving credit loan facility. Average cash borrowings outstanding during calendar 1993 were $9,583 with a weighted average interest rate thereon of 6.1%. The maximum cash borrowings outstanding at any month end during calendar 1993 were $35,000. For the five months ended December 31, 1992, no cash borrowings were made under the facility.

Under the letter of credit facility, a fee of 1.5% per annum in the case of commercial (trade) letters of credit and 2.75% per annum in the case of stand-by letters of credit is assessed for the account of the lenders ratably. A further fee of 1/2 of 1% is assessed on stand-by letters of credit representing a facing fee. A customary administrative charge for issuance of letters of credit is also payable to the relevant issuing banks. Letters of credit fees are payable quarterly in arrears. At December 31, 1993, there were $65,161 in letters of credit outstanding under the working capital facility.

On January 31, 1994, the Company and its bank group executed an amendment to the working capital facility which increases the maximum availability to $140,000 and extends the term to February 3, 1997. The amendment also reduces the cash borrowing interest rate to prime rate plus 1.25% or adjusted Eurodollar rate plus 2.0%, and the letter of credit fee (both commercial and stand-by) to 1.0% per annum. Certain administrative charges and processing fees are also reduced or eliminated. The Company paid the bank group a fee of 0.50% of the $140,000 commitment for the amendment.

With  the  Company's emergence  from  bankruptcy  effective  with  the beginning of business on August 3, 1992, the debtor-in-possession financing facility (the "DIP Financing Facility") previously in effect was terminated. No cash borrowings occurred while the DIP Financing Facility was active. Letters of credit issued under the DIP Financing Facility that were outstanding on its termination date were indemnified by issuance of letters of credit under the Company's working capital facility.

8.  Long-Term Debt

Long-term debt consisted of the following:
- ----------------------------------------------------------------------------
                                                  December 31,   December 31,
                                                         1993           1992
- ----------------------------------------------------------------------------
10.0% secured notes due 2001                         $104,734       $109,199
9.0% secured notes due 2004                           149,274        155,636
8.5% secured notes due 1997                             9,334         11,208
Secured term loan                                     289,881        302,238
ILGWU fund note                                        16,150         19,150
Industrial revenue bonds                               12,768         13,193
Federal tax obligation                                  3,968          4,633
- ----------------------------------------------------------------------------
                                                      586,109        615,257
Less current maturities                                (9,305)       (29,289)
- ----------------------------------------------------------------------------
                                                     $576,804       $585,968
============================================================================

The   common   stock  of   the   Company's   principal   subsidiaries,
substantially all of the Company's cash, working capital and property, plant and equipment have been pledged or mortgaged as security for various components of the long-term debt (on a shared basis) and the working capital facility. The liens securing the long-term debt are subordinate to the liens on such property securing the working capital facility. In addition, the debt instruments pursuant to which the long-term debt and working capital facility were issued contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures and incurrence of debt, and require the Company to achieve certain financial ratios, some of which become more restrictive over time. The Company was in compliance with all covenants applicable at December 31, 1993.

Under certain circumstances, the Company will be required to apply to the repayment or redemption of the Secured Notes, the Secured Term Loan and the ILGWU Fund Note, a portion of the net proceeds realized from (i) the sale, conveyance, or other disposition of collateral securing such debt or (ii) the sale by the Company for its own account of additional subordinated debt and/or shares of its common stock.

The following discussion summarizes certain provisions of the long-term debt.

10.0% Secured Notes Due 2001

The 10.0% Notes are secured obligations of the Company which mature on June 1, 2001 and bear interest at the rate per annum of 10.0%. Interest is payable semi-annually, on December 1 and June 1.

For fiscal years ending prior to June 1, 1995, excess cash flow (as specifically defined in the indenture) is applied, on a pro rata basis with the 9.0% Notes and Secured Term Loan, to the redemption of the 10.0% Notes with such payments occurring on or before the April 1 succeeding each fiscal year end. Mandatory sinking fund payments, exclusive of any credits resulting from potential future excess cash flow payments, are due as follows:

- ------------------------------------------------------------------------------
PAYMENT DATE           AMOUNT           PAYMENT DATE                    AMOUNT
- ------------------------------------------------------------------------------
June 1, 1996          $ 8,151           June 1, 1999                   $14,134
June 1, 1997           14,134           June 1, 2000                    14,134
June 1, 1998           14,134           June 1, 2001         Remaining balance
- ------------------------------------------------------------------------------

9.0% Secured Notes Due 2004

The 9.0% Notes are secured obligations of the Company which mature on June 1, 2004 and bear interest at the rate per annum of 9.0%. Interest is payable semi-annually, on December 1 and June 1.

Excess  cash  flow  (as  specifically  defined in  the  indenture)  is applied, on a pro rata basis with the 10.0% Notes (until June 1, 1995) and the Secured Term Loan, to the redemption of the 9.0% Notes with such payments occurring on or before the April 1 succeeding each fiscal year
end.   Mandatory sinking fund payments, exclusive of any credits resulting from potential future excess cash flow payments, are due as follows:
- ------------------------------------------------------------------------------
PAYMENT DATE           AMOUNT           PAYMENT DATE                    AMOUNT
- ------------------------------------------------------------------------------
June 1, 2000           $4,502           December 1, 2002                $5,445
June 1, 2001            4,805           June 1, 2003                     5,445
December 1, 2001        5,285           December 1, 2003                 5,445
June 1, 2002            5,285           June 1, 2004         Remaining balance
- ------------------------------------------------------------------------------
8.5% Secured Notes Due 1997

The 8.5% Notes are secured obligations of the Company which mature on June 1, 1997 and bear interest at the rate per annum of 8.5%. Interest is payable semi-annually, on December 1 and June 1. Mandatory sinking fund payments began on June 1, 1993, and continue on each subsequent June 1, ending on June 1, 1997. Each principal payment will equal 20% of the original principal amount, less any optional prepayments made by the Company prior to a mandatory payment.

Secured Term Loan

The Secured Term Loan is a secured obligation of the Company which matures on June 1, 2004. From March 1, 1992 to June 1, 1997, the Secured Term Loan will bear interest at the rate per annum of 9.0%. Commencing June 1, 1997, the interest rate converts to LIBOR plus 2.5%, adjusted annually on each June 1; however, such annual interest rate adjustment shall be limited as to not allow pro forma consolidated interest coverage to be less than 2.5 to 1. The interest rate in no case shall fall below 9.0%. Interest is payable quarterly, on September 1, December 1, March 1 and June 1.

Excess cash flow (as specifically defined in the Secured Term Loan Agreement) is applied, on a pro rata basis with the 10.0% Notes (until June 1, 1995) and the 9.0% Notes, to the prepayment of the Secured Term Loan with such payments occurring on or before the April 1 succeeding each fiscal year end. Scheduled amortization payments, exclusive of any credits resulting from potential future excess cash flow payments, are due as follows:

- ------------------------------------------------------------------------------
PAYMENT DATE           AMOUNT           PAYMENT DATE                    AMOUNT
- ------------------------------------------------------------------------------
June 1, 2000          $ 8,736           December 1, 2002               $10,574
June 1, 2001            9,329           June 1, 2003                    10,574
December 1, 2001       10,264           December 1, 2003                10,574
June 1, 2002           10,264           June 1, 2004         Remaining balance
- ------------------------------------------------------------------------------

ILGWU Fund Note

The ILGWU Fund Note is a secured obligation of the Company which matures July 1, 1998 and bears interest at the rate per annum of 6.5%. Interest is payable quarterly, on October 1, January 1, April 1 and July
1. Quarterly principal payments of $750 commenced on October 1, 1992 and continue through July 1, 1997. Quarterly principal payments of $1,225 commence on October 1, 1997 and continue through April 1, 1998, with the remaining balance due on July 1, 1998.

Industrial Revenue Bonds

The Company  has obligations  under several  Industrial Revenue  Bonds
which  were reinstated  upon  emergence from  Chapter  11 status.    These
obligations mature in varying amounts through 2004 and bear interest at rates per annum ranging from 6.0% to 8.75%.

Federal Tax Obligation

In settlement of certain Federal tax obligations, the Company entered into an unsecured obligation with the Internal Revenue Service which matures on August 3, 1998, and bears interest at 8.0%. Interest and principal are paid quarterly based upon a predetermined amortization schedule.

Other Information

On October 27, 1992 and December 1, 1992, the Company made optional prepayments on the 10.0%, 9.0% and 8.5% Secured Notes and the Secured Term Loan totaling $15,104 in face value. These optional prepayments were made on a pro rata basis among the debt instruments and were applied to the forward order of maturity of each such instrument in accordance with the provisions of each indenture and credit agreement. The optional prepayments of the 10.0% and 9.0% Secured Notes were executed by purchases made in the open market. These purchases were made at a discount to face value resulting in a gain of $444 which has been included in other income (expense), net.

On December 10, 1992, the Company made an advance payment of its excess cash flow requirement for calendar 1992 pertaining to the 10.0% and 9.0% Secured Notes and the Secured Term Loan totaling $10,127 in face value. This advance payment was made on a pro rata basis among the debt instruments and was applied on a pro rata order of maturity basis for each such instrument in accordance with the provisions of each indenture and credit agreement. The advance payment of the 10.0% and 9.0% Secured Notes was executed by purchases made in the open market. These purchases were made at a discount to face value resulting in a gain of $279 which has been included in other income (expense), net.

Maturities of  long-term debt are $9,305, $7,258, $15,468, $21,992 and
$19,580 for  calendar  years 1994  through  1998, respectively.    Current
maturities  of  long-term   debt  at  December   31,  1993  include   $373
representing the calendar 1993 excess cash flow requirement.

9.  Preferred Stock

The   Company's  restated   certificate  of   incorporation   includes
authorization  to issue  up  to  10.0  million shares  of  no  par  value,
preferred stock.   As of December  31, 1993, no  preferred stock has  been
issued.

In accordance with the Plan, all shares of the Company's preferred stock (Series D and E) outstanding prior to the Plan's effective date were cancelled.

10. Common Stock

The   Company's  restated   certificate   of   incorporation  includes
authorization to issue up to 100.0 million shares of common stock with a $1.00 stated value. As of December 31, 1993, 50,004,282 shares of common stock had been issued and were outstanding.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferential rights that may be applicable to any preferred stock (none of which has been issued as of December 31, 1993), holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. However, it is not presently anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends. All of the outstanding shares of common stock are fully paid and nonassessable.

Shares  of common  stock were reserved  for the  following purposes at
December 31, 1993:
- -----------------------------------------------------------------------------
                                                                       NUMBER
                                                                    OF SHARES
- -----------------------------------------------------------------------------
Common stock options:
  Granted                                                           2,915,000
  Available for grant                                                 581,000
Common stock warrants                                               4,999,311
- -----------------------------------------------------------------------------
                                                                    8,495,311
=============================================================================

On May 5, 1993, shareholders approved the 1992 Stock Option Plan including an amendment thereto which increased the number of common shares reserved for issuance from 2.5 million shares to 3.5 million shares. Under the Company's 1992 Stock Option Plan, certain key employees may be granted nonqualified options, incentive options or combinations thereof. Nonqualified and incentive options may be granted to expire up to ten years after the date of grant. Options granted become exercisable at varying dates depending upon the achievement of certain performance targets and/or the passage of certain time periods.

Shareholders also approved an amendment to the 1992 Stock Option Plan authorizing grants of options to purchase common shares at less than fair market value on the date of grant. During calendar 1993, an option grant of 250 thousand common shares was made by the Company at less than market value resulting in a credit to paid-in capital and a charge to compensation expense of approximately $1.0 million.

Changes in options granted are summarized as follows:

                                           Year Ended        Five Months Ended
                                    December 31, 1993        December 31, 1992
                                 --------------------     --------------------
                                              Average                  Average
                                    Shares      Price        Shares      Price
                                 ---------    -------     ---------    -------
Beginning of period              2,500,000    $  7.00           -      $   -
Granted                            461,000       9.58     2,500,000       7.00
Exercised                           (4,000)      7.00           -          -
Cancelled                          (42,000)      7.92           -          -
                                 ---------                ---------
End of period                    2,915,000    $  7.39     2,500,000    $  7.00
                                 =========    =======     =========    =======

Exercisable at end of period       586,750                      -
                                 =========                =========

The Company issued, upon emergence from Chapter 11 status, 5.0 million warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock at $12.00 per share; provided however, that in the event of certain mergers, acquisitions, liquidations and tender offers involving the Company, the purchase price and number of shares of common stock shall be subject to adjustment in accordance with the warrant agreement. The warrants were issued in two series; Series 1 warrants include a five year call protection, whereas Series 2 warrants do not include such a feature. All other terms and conditions of the two series of warrants are identical. The warrants trade on the over-the-counter market.

In accordance with the Plan, all shares of the Company's common stock outstanding prior to the Plan's effective date were cancelled, as were all option shares outstanding, shares available for grant, existing stock option plans and common share purchase rights.

11. Discontinued Operations

In fiscal 1992, the Company completed  the controlled liquidations  of the assets of Megastar Apparel Group and Abe Schrader Corporation, except for the disposal of certain real estate which continues to be offered for sale. Those asset liquidations, along with certain miscellaneous real estate sales, generated approximately $34,000 in cash.

All estimated costs and expenses (including anticipated operating losses through the final liquidation date) are accrued. Management anticipates the net gains to be realized on the disposal of real estate held for sale should at least equal the future carrying costs associated with the real estate.

12. Income Taxes

Income tax expense (benefit) was comprised of the following:


- ---------------------------------------------------------------------------
                                      Five Months  Five Months
                          Year Ended        Ended        Ended   Year Ended
                         December 31, December 31,    August 2, February 29,
                                1993         1992         1992         1992
- ---------------------------------------------------------------------------
Current:
  Federal                    $22,693      $ 9,972      $(1,373)     $(4,708)
  State and local              4,161        3,213        1,760        3,631
  Foreign                      1,340        1,297          129        1,753
- ---------------------------------------------------------------------------
                              28,194       14,482          516          676
Deferred                       2,410           68       (1,560)       2,981
- ---------------------------------------------------------------------------
                             $30,604      $14,550      $(1,044)     $ 3,657
===========================================================================

The following table reconciles the differences between the Federal corporate statutory rate and the Company's effective income tax rate:

- -------------------------------------------------------------------------------
                                          Five Months \Five Months
                              Year Ended        Ended \      Ended   Year Ended
                             December 31, December 31,\   August 2, February 29,
                                    1993         1992 \       1992         1992
- ------------------------------------------------------\------------------------
Federal corporate                                     \
  statutory rate                    35.0%        34.0%\       34.0%        34.0%
State and local income                                \
  taxes, net of Federal                               \
  tax benefit                        3.6          3.3 \        0.8         (5.3)
Foreign taxes, including                              \
  foreign currency                                    \
  translation effects                0.8          4.1 \        0.4        (16.3)
Reorganization items                 -            -   \      (37.3)       (19.2)
Other                                0.9         (0.8)\        1.3         (1.3)
- ------------------------------------------------------\------------------------
Effective income tax rate           40.3%        40.6%\       (0.8)%      (8.1)%
===============================================================================

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

- -----------------------------------------------------------------------------
                                                   December 31,   December 31,
                                                          1993           1992
- -----------------------------------------------------------------------------
Deferred tax assets:
  Employee postretirement benefits other than
    pensions                                          $ 13,741       $ 13,152
  Interest expense                                       8,199          8,751
  Expense accruals                                       8,019          9,583
  Valuation reserves                                     6,812          5,473
  Inventory costs capitalized                            2,471          2,125
  Other                                                    517            944
- -----------------------------------------------------------------------------
    Total gross deferred tax assets                     39,759         40,028
  Valuation allowance                                      -              -
- -----------------------------------------------------------------------------
    Total net deferred tax assets                       39,759         40,028

Deferred tax liabilities:
  Fair value adjustments                               (62,367)       (62,519)
  Depreciation                                          (7,778)        (7,964)
  Employee pension plans                                (5,608)        (4,015)
  Other                                                 (8,029)        (7,143)
- -----------------------------------------------------------------------------
    Total deferred tax liabilities                     (83,782)       (81,641)
- -----------------------------------------------------------------------------
    Net deferred tax liabilities                      $(44,023)      $(41,613)
=============================================================================

The  net deferred  tax liabilities  are included  in the  consolidated balance sheet as follows:
- -----------------------------------------------------------------------------
                                                   December 31,   December 31,
                                                          1993           1992
- -----------------------------------------------------------------------------
Prepaid expenses and other current assets             $ 22,039       $ 22,895
Other long-term liabilities                            (66,062)       (64,508)
- -----------------------------------------------------------------------------
                                                      $(44,023)      $(41,613)
=============================================================================

The  Federal  income  tax  returns   of  the  Company  and  its  major
subsidiaries have been examined by the Internal Revenue Service ("IRS") through February 23, 1991. For tax periods beginning January 1, 1982 and ending February 23, 1991, the Company settled claims by the IRS by entering into an unsecured obligation of approximately $4,800 (See Note
8).

13. Employee Benefits

The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for calendar 1993, calendar 1992 (ten months) and fiscal 1992 was $5,174, $3,410 and $3,249, respectively.

Company-Sponsored Defined Benefit Plans

Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

It is the Company's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. Funding decisions made in calendar 1993 contributed towards the deferred or prepaid pension cost. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts. The table below summarizes the funded status of the Company-sponsored defined benefit plans.

- -----------------------------------------------------------------------------
                                                   December 31,   December 31,
                                                          1993           1992
- -----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                           $299,309       $270,852
                                                      =======================
  Accumulated benefit obligation                      $302,823       $277,076
                                                      =======================
  Projected benefit obligation                        $331,058       $301,711
Plan assets at fair value                              358,812        343,662
- -----------------------------------------------------------------------------
Projected benefit obligation less than
  plan assets                                           27,754         41,951
Unrecognized net (gain) loss                               944         (8,340)
Unrecognized prior service cost                          7,609            -
- -----------------------------------------------------------------------------
Prepaid pension cost                                  $ 36,307       $ 33,611
=============================================================================


Net periodic pension cost for calendar 1993, calendar 1992 and fiscal 1992 includes the following components:

- --------------------------------------------------------------------------------
                                           Five Months \Five Months
                               Year Ended        Ended \      Ended   Year Ended
                              December 31, December 31,\   August 2, February 29,
                                     1993         1992 \       1992         1992
- -------------------------------------------------------\------------------------
                                                       \
Service cost-benefits earned                           \
  during the period              $  6,391     $  2,610 \   $  2,668     $  5,146
Interest cost on the projected                         \
  benefit obligation               22,631        9,654 \      9,553       22,070
Actual return on plan assets      (32,054)     (19,982)\     (1,388)     (51,287)
Net amortization and deferral       3,459        8,340 \    (10,757)      23,995
- -------------------------------------------------------\------------------------
Net periodic pension cost        $    427     $    622 \   $     76     $    (76)
================================================================================

Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits generally are based upon service, pay, or both, with employees generally becoming vested upon completion of five years of service.

The expected long-term rate of return on plan assets was 8.0%-9.5% in calendar 1993 and calendar 1992, and 8.0%-8.5% in fiscal 1992. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25%, 7.75% and 7.75% and a long-term rate of compensation increase of 4.5%, 5.0% and 5.5% for calendar 1993, calendar 1992 and fiscal 1992, respectively.

Other Retirement Plans and Benefits

In addition to defined benefit plans, the Company makes contributions to various defined contribution, union-negotiated and foreign plans. The cost of these plans is included in the total cost for all plans reflected above.

The Company also sponsors two savings plans and an Employee Stock Ownership Plan ("ESOP"). The total cost of these plans for calendar 1993 and 1992 and fiscal 1992 was $685, $453 and $508, respectively. On November 9, 1993, the Board of Directors approved the termination of the ESOP. At December 31, 1993, the ESOP held 4,463 shares of INTERCO INCORPORATED common stock and 1,772 INTERCO INCORPORATED Series 1 Warrants for the benefit of the ESOP participants.

In addition to pension and other supplemental benefits, certain retired employees are currently provided with specified health care and life insurance benefits. Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to employees who retire after a certain age with specified years of service if they agree to contribute a portion of the cost. The Company has reserved the right to modify or terminate these benefits. Health care and life insurance benefits are provided to both retired and active employees through medical benefit trusts, third-party administrators and insurance companies.

The following table sets forth the combined financial status of postretirement benefits other than pensions:

- ---------------------------------------------------------------------------
                                                 December 31,   December 31,
                                                        1993           1992
Accumulated postretirement benefit obligation:
  Retirees                                           $20,496        $20,118
  Fully eligible active plan participants              3,597          7,052
  Other active plan participants                       5,871         10,359
- ---------------------------------------------------------------------------
    Total                                             29,964         37,529
Plan assets at fair value                              3,952          3,800
- ---------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                            26,012         33,729
Unrecognized net gain                                  6,014          3,745
Unrecognized prior service gain                        5,098            -
- ---------------------------------------------------------------------------
Accrued postretirement benefit obligation            $37,124        $37,474
===========================================================================

Net  periodic  postretirement  benefit  costs  include  the  following components:
- ---------------------------------------------------------------------------
                                                                Five Months
                                                  Year Ended          Ended
                                                 December 31,   December 31,
                                                        1993           1992
- ---------------------------------------------------------------------------
Service cost-benefits earned during the period        $  753         $  480
Interest cost on the postretirement benefit obligation 2,283          1,165
Actual return on plan assets                            (409)           -
Net amortization and deferral                           (395)           -
- ---------------------------------------------------------------------------
Net periodic postretirement benefit cost              $2,232         $1,645
===========================================================================

For measurement purposes, a 17.0% and 18.0% annual rate of increase in the cost of health care benefits for pre-age 65 retirees and 13.0% and 14.0% for post-age 65 retirees was assumed for calendar 1993 and 1992, respectively. For calendar 1993 and calendar 1992, the rates are assumed to decrease gradually to 8.0% in the year 2002 for pre-age 65 retirees and to 7.0% in 1999 for post-age 65 retirees and remain at those levels thereafter. The health care cost trend rate assumption has an effect on amounts reported. For example, increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $1,522 and the net periodic cost by $308 for the year.

The  weighted   average  discount   rate  used   in  determining   the
accumulated  postretirement benefit  obligation  was 7.25%  and 7.75%  for
calendar  1993 and  1992, respectively.   The  expected long-term  rate of
return on plan assets was 8.0%.


14. Lease Commitments

Substantially all of the Company's retail outlets and certain other real properties and equipment are operated under lease agreements expiring at various dates through the year 2005. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

Rental expense under operating leases was as follows:


- ----------------------------------------------------------------------------
                                      Five Months \Five Months
                          Year Ended        Ended \      Ended   Year Ended
                         December 31, December 31,\   August 2, February 29,
                                1993         1992 \       1992         1992
- --------------------------------------------------\------------------------
Basic rentals                $27,817      $11,399 \    $12,085      $31,861
Contingent rentals             8,212        4,113 \      4,339        8,367
- --------------------------------------------------\------------------------
                              36,029       15,512 \     16,424       40,228
Less: sublease rentals           479          386 \        387          479
- --------------------------------------------------\------------------------
                             $35,550      $15,126 \    $16,037      $39,749
==================================================\========================

Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $1,264 at December 31, 1993, aggregate
$105,586.   Annual payments under  operating leases are  $24,407, $20,653,
$17,835, $13,201 and $9,199 for 1994 through 1998, respectively.

15. Fair Value of Financial Instruments

Cash  and  Cash Equivalents,  Receivables,  Accounts  Payable and  Accrued
Expenses

The carrying amounts approximate fair value because of the short maturity of these financial instruments.

Long-Term Debt

The fair values of the following long-term debt instruments are based on quoted market prices as determined through discussions with various market participants, where available.

- ---------------------------------------------------------------------------
                              December 31, 1993         December 31, 1992
                            ---------------------     ---------------------
                            Carrying    Estimated     Carrying    Estimated
                              Amount   Fair Value       Amount   Fair Value
- ---------------------------------------------------------------------------
10.0% secured notes due 2001$104,734     $106,043     $109,199     $107,015
9.0% secured notes due 2004  149,274      148,528      155,636      141,629
8.5% secured notes due 1997    9,334        9,334       11,208        9,863
Secured term loan            289,881      289,881      302,238      302,238
- ---------------------------------------------------------------------------

The  ILGWU  Fund  Note,  Industrial  Revenue  Bonds  and  Federal  Tax
Obligation are considered special purpose financing for settlement of certain claims and as an incentive to acquire specific real estate. Accordingly, the Company believes the carrying amounts approximate fair value given the circumstances under which such financing was acquired.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

16. Litigation

Notwithstanding the confirmation and effectiveness of the Plan, the Court continues to have jurisdiction, among other things, to resolve disputed pre-petition claims against the Company, to resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Plan, and to resolve other matters that may arise in connection with or relate to the Plan. Pursuant to the Plan, the Company, on the effective date, paid into a Disputed Claims Trust the face amount of certain claims still to be resolved. Since those unresolved claims were funded at their face amounts, the Company has no further financial exposure with respect to those claims.

The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

17. Business Segment Information

The Company's two business segments are furniture and footwear. Summarized financial information by business segment is as follows:

- --------------------------------------------------------------------------------
                                           Five Months \Five Months
                               Year Ended        Ended \      Ended   Year Ended
                              December 31, December 31,\   August 2, February 29,
                                     1993         1992 \       1992         1992
- -------------------------------------------------------\------------------------
                                                       \
Net sales:                                             \
    Furniture segment          $  980,532     $394,873 \   $356,705   $  819,359
    Footwear segment              676,282      267,401 \    246,868      652,386
- -------------------------------------------------------\------------------------
         Total                 $1,656,814     $662,274 \   $603,573   $1,471,745
=======================================================\========================
Earnings before interest                               \
  expense, income taxes,                               \
  depreciation and                                     \
  amortization and other                               \
  income (expense), net:                               \
    Furniture segment          $  121,685     $ 49,263 \   $ 34,135   $   88,362
    Footwear segment               61,176       23,881 \     11,764       41,715
                               ------------------------\------------------------
                                  182,861       73,144 \     45,899      130,077
    Corporate administration       (9,728)      (3,638)\     (3,770)      (8,542)
    Miscellaneous expenses         (4,388)        (870)\     (2,313)      (2,308)
- -------------------------------------------------------\------------------------
                                  168,745       68,636 \     39,816      119,227
Depreciation and amortization:                         \
    Furniture segment             (35,878)     (13,964)\     (8,027)     (18,363)
    Footwear segment               (1,769)        (325)\     (5,120)     (13,633)
    Corporate administration        1,423          594 \        (83)        (226)
- -------------------------------------------------------\------------------------
Earnings from operations:                              \
    Furniture segment              85,807       35,299 \     26,108       69,999
    Footwear segment               59,407       23,556 \      6,644       28,082
    Corporate administration and                       \
      miscellaneous expenses      (12,693)      (3,914)\     (6,166)     (11,076)
                                -----------------------\------------------------
                                  132,521       54,941 \     26,586       87,005
                                                       \
Interest expense                  (56,472)     (23,967)\    (36,898)    (106,199)
Other income (expense), net                            \
  and reorganization items            (77)       4,902 \    145,668      (26,041)
- -------------------------------------------------------\------------------------
Earnings (loss) before income                          \
  tax expense (benefit),                               \
  extraordinary item and                               \
  cumulative effect of a change                        \
  in accounting principle      $   75,972     $ 35,876 \   $135,356   $  (45,235)
=======================================================\========================
Capital expenditures:                                  \
    Furniture segment          $   30,066     $  8,840 \   $  7,008   $   20,075
    Footwear segment               13,741        4,087 \      3,058        8,269
================================================================================

- ---------------------------------------------------------------------------
                                                 December 31,   December 31,
                                                        1993           1992
- ---------------------------------------------------------------------------
Identifiable assets:
  Furniture segment                               $  819,415     $  800,176
  Footwear segment                                   347,509        296,267
  Corporate administration                            38,755         81,094
- ---------------------------------------------------------------------------
                                                  $1,205,679     $1,177,537
===========================================================================

Substantially all of the Company's sales are made to unaffiliated customers. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated sales and no particular concentration of credit risk in one economic section. Foreign operations are not material.

As discussed  in Note 2, the Company adjusted its assets to fair value in connection with the adoption of fresh-start reporting. These adjustments were impacted by the requirement to state each operating company's total assets at its reorganization value. As a result, the depreciation and amortization expense after August 2, 1992 for each segment is not comparable to prior periods.

Identifiable assets are those used by each segment in its operations. Corporate administration assets consist primarily of cash and cash equivalents, and miscellaneous real estate held for sale.

18. Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly information:


- --------------------------------------------------------------------------
                          Fourth         Third        Second         First
                         Quarter       Quarter       Quarter       Quarter
- --------------------------------------------------------------------------
Year ended December 31, 1993:
    Net sales            $411,747     $423,852      $404,352     $ 416,863
    Gross profit          136,660      136,261       131,432       137,594
    Net earnings         $ 12,875     $  9,194      $  8,901     $  14,398

    Net earnings per
      common share       $   0.25     $   0.18      $   0.17     $    0.28
    Common stock price range
        (High-Low)       $  15-3/8-13 $  14-5/8-12  $  15-3/4-12 $  14-7/8-
                                                                     0-3/8
==========================================================================

- ------------------------------------------------------------------------------
                                       Third Quarter
                                  ------------------------
                                  September 30,\  August 2,
                           Fourth         1992 \      1992    Second    First
                          Quarter  (Two Months)\(One Month)  Quarter  Quarter
- -----------------------------------------------\-----------------------------
Year ended December 31, 1992:                  \
    Net sales            $398,090     $264,184 \$  125,476  $355,398 $390,875
    Gross profit          133,534       86,094 \    35,102   114,600  125,411
    Net earnings (loss)                        \
      before extraordinary                     \
      item and cumulative                      \
      effect of accounting                     \
      change               13,214        8,112 \   145,978    (7,696)  (8,864)
    Extraordinary item        -            -   \ 1,075,466       -        -
    Cumulative effect of                       \
      accounting change       -            -   \   (25,544)      -        -
    Net earnings (loss)  $ 13,214     $  8,112 \$1,195,900  $ (7,696)$ (8,864)
                                               \
    Net earnings (loss) per                    \
      common share:                            \
      Net earnings (loss)                      \
        before extraordinary                   \
        item and cumulative                    \
        effect of accounting                   \
        change           $   0.27     $   0.16 \$     3.77  $  (0.20)$  (0.23)
      Extraordinary item      -            -   \     27.72       -        -
      Cumulative effect of                     \
        accounting change     -            -   \     (0.66)      -        -
      Net earnings (loss)$   0.27     $   0.16 \$    30.83  $  (0.20)$  (0.23)
    Common stock price range                   \
        (High-Low)       $  9-3/8-    $  8-5/8-\$    1/8-   $ 5/32-  $  1-1/16
                            6-3/4        6-7/8 \     1/16     3/64
=============================================================================

The Company  has not paid dividends on its common stock during the two
years ended December 31, 1993.   The closing market price of the Company's
common stock on December 31, 1993 was $13.125 per share.

As a result of adopting fresh-start reporting, the Company's third quarter in calendar 1992 includes two periods - July 1, 1992 through August 2, 1992, and August 3, 1992 through September 30, 1992. Operating results after August 2, 1992 are presented on a different cost basis and reflect the adoption of SFAS No. 106 and No. 109. The quarterly results of operations for the year ended December 31, 1992 have been restated to a calendar year basis.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

Not applicable.

                                 PART III
                                 --------

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

Pages 4 to 6 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 1994 are incorporated herein by reference.

Executive Officers of the Registrant

                                                                               Appointed
           Name         Age     Position                          Positions    or Elected
           ----         ---     --------                          ---------    ----------
*Richard B. Loynd       66      Chairman of the Board of the
                                  Subsidiary - Converse Inc.          X        1982
                                Vice-President                                 1987
                                Director                              X        1987
                                President                             X        1989
                                Chief Operating Officer                        1989
                                Chief Executive Officer               X        1989
                                Chairman of the Board                 X        1990

 Eugene F. Smith        61      Senior Vice-President, Finance                 1982
                                Executive Vice-President              X        1989

 Ronald J. Mueller      59      President and Chief Executive
                                Officer of the Division -
                                The Florsheim Shoe Company            X        1985
                                Vice-President                        X        1987

 Brent B. Kincaid       62      President and Chief Executive
                                Officer of the Subsidiary -
                                Broyhill Furniture Industries,
                                  Inc.                                X        1992

 K. Scott Tyler, Jr.    54      President of the Subsidiary -
                                The Lane Company, Incorporated        X        1989
                                Chief Executive Officer of the
                                Subsidiary - The Lane Company,
                                Incorporated                          X        1991

 Gilbert Ford           62      President and Chief Executive
                                Officer of the Subsidiary -
                                Converse Inc.                         X        1986

 Duane A. Patterson     62      Secretary                             X        1973
                                Director                                       1991
                                Vice-President                        X        1992

 Robert T. Hensley, Jr. 61      Treasurer                             X        1979

 David P. Howard        43      Controller                            X        1990
                                Vice President                        X        1991


The following officer retired on January 31, 1993:

 Stanley F. Huck        63      Controller                                     1975
                                Assistant Vice-President, Finance              1990
_________________________

* Member of the Executive Committee

There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year and until their successors are elected and qualified.

Each of the executive officers has held the same position or other executive positions with the same employer during the past five years.

Item 11. Executive Compensation
- -------------------------------

Pages 6 to 14 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 1994, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

Pages 2 to 4 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 1994, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

Page 7 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 1994, is incorporated herein by reference.

                                  PART IV
                                  -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)   List of documents filed as part of this report:

Consolidated  balance sheet,  December  31, 1993  and  December 31,
1992.

Consolidated statement of operations for the year ended December 31, 1993, for the five months ended December 31, 1992 and August 2, 1992 and for the year ended February 29, 1992.

Consolidated statement of cash flows for the year ended December 31, 1993, for the five months ended December 31, 1992 and August 2, 1992 and for the year ended February 29, 1992.

Consolidated statement of shareholders' equity for the year ended December 31, 1993, for the ten months ended December 31, 1992 and for the year ended February 29, 1992.

Notes to consolidated financial statements.

Independent Auditors' Report

Financial statements of the Registrant have been omitted since there are no restrictions as to the transfer of funds from its subsidiaries and the net assets of the subsidiaries are generally not restricted. Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

2.   Financial Statement Schedules:

Valuation and qualifying accounts (Schedule VIII).

Supplementary income statement information (Schedule X).

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

3.   Exhibits:

3(a) Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 2.1 to INTERCO INCORPORATED's Registration Statement on Form 8-A, dated June 29, 1992.)

3(b) By-Laws of the Company revised and amended as of November 17, 1992. (Incorporated by reference to Exhibit 3 to INTERCO INCORPORATED's Quarterly Report on Form 10-Q for the quarter ended on November 30, 1992.)

4(a) Indenture, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors and The Connecticut National Bank, as Trustee, with respect to 10% Secured Notes due 2001 and 8.5% Secured Notes due 1997. (Incorporated by reference to Exhibit 4.1 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(b) Series A Supplemental Indenture, dated as of July 16, 1992, to Indenture, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors and The Connecticut National Bank, as Trustee, with respect to 10% Secured Notes due 2001. (Incorporated by reference to Exhibit 4.2 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(c) Series C Supplemental Indenture, dated as of July 16, 1992, to Indenture, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors and The Connecticut National Bank, as Trustee, with respect to 8.5% Secured Notes due 1997. (Incorporated by reference to Exhibit 4.3 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(d) First Supplement, dated as of October 22, 1992, to Indenture, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors and The Connecticut National Bank, as Trustee, with respect to 10% Secured Notes Due 2001 and 8.5% Secured Notes Due 1997. (Incorporated by reference to Exhibit 4(d) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1993.)

4(e) Indenture, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors and Security Pacific National Trust Company (New York), as Trustee, with respect to 9% Secured Notes Due 2004. (Incorporated by reference to
       Exhibit 4.4 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(f) First Supplement, dated as of October 22, 1992, to Indenture, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors and Security Pacific National Trust Company (New York), as Trustee, with respect to 9% Secured Notes Due 2004. (Incorporated by reference to
       Exhibit 4(f) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1993.)

4(g) Secured Term Loan Agreement, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors, Morgan Guaranty Trust Company of New York, as Agent, and as Administrative Agent, and the banks named therein. (Incorporated by reference to Exhibit 10.2 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(h) First Amendment, dated as of October 22, 1992, to the Secured Term Loan Agreement, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors, Morgan Guaranty Trust Company of New York, as Agent, and as Administrative Agent, and the banks named therein. (Incorporated by reference to Exhibit 4(h) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1993.)

4(i)   ILGWU  Fund Note,  dated July  16, 1992.   (Incorporated  by
       reference to Exhibit 10.3 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(j)   Shared Collateral  Trust  Agreement, dated  July  16,  1992,
       among   the  Company,   certain  Subsidiary   Obligors,  The
       Connecticut  National  Bank,  as   Series  A  and  Series  C

       Indenture Trustee, Security Pacific National Trust Company (New York), as Series B Indenture Trustee, Morgan Guaranty Trust Company of New York, as Agent and Administrative Agent under the Secured Term Loan Agreement, the ILGWU National Retirement Fund, First Fidelity Bank, National Association, as corporate trustee, and Joseph F. Ready, as individual trustee. (Incorporated by reference to Exhibit 10.4 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(k) Credit Agreement, dated as of July 16, 1992, among the Company and certain of its subsidiaries, BT Commercial
       Corporation, as Agent, and the banks named therein. (Incorporated by reference to Exhibit 10.1 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(l) Waiver #2, dated as of September 21, 1992, to the Credit Agreement, dated as of July 16, 1992, among the Company and certain of its subsidiaries, BT Commercial Corporation, as Agent, and the banks named therein. (Incorporated by reference to Exhibit 4 to INTERCO INCORPORATED's Quarterly Report on Form 10-Q for the quarter ended August 31, 1992.)

4(m) Waiver #3, dated as of January 25, 1993, to the Credit Agreement, dated as of July 16, 1992, among the Company and certain of its subsidiaries, BT Commercial Corporation, as Agent, and the banks named therein.

4(n) First Amendment, dated as of November 9, 1992, to the Credit Agreement, dated as of July 16, 1992, among the Company and certain of its subsidiaries, BT Commercial Corporation, as Agent, and the banks named therein. (Incorporated by reference to Exhibit 4(m) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1993.)

4(o) Second Amendment, dated as of May 14, 1993, to the Credit Agreement, dated as of July 16, 1992, among the Company and certain of its subsidiaries, BT Commercial Corporation, as Agent, and the banks named therein.

4(p) Third Amendment, dated as of January 31, 1994, to the Credit Agreement, dated as of July 16, 1992, among the Company and certain of its subsidiaries, BT Commercial Corporation, as agent, and the banks named therein.

4(q) Warrant Agreement, dated as of August 3, 1992, between the Company and Society National Bank, as Warrant Agent. (Incorporated by reference to Exhibit 4.5 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

4(r) Agreement to furnish upon request of the Commission copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. (Incorporated by reference to Exhibit 4(c) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended February 28, 1981.)

10(a)  Employment Agreement,  dated as  of August 8,  1988, between
       the  Company  and  Ronald  J.  Mueller.    (Incorporated  by
       reference   to  Exhibit   10.2  to   INTERCO  INCORPORATED's
       Registration Statement on Form S-4, File No. 33-34965.)

10(b) INTERCO INCORPORATED's 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

10(c)  INTERCO INCORPORATED's PerformanceIncentive Plan. (Incorpor-
       ated   by   reference   to   Exhibit   10.10   to  INTERCO
       INCORPORATED's Registration Statement on  Form S-4, File No.
       33-34965.)

10(d) Form of Indemnification Agreement between the Company and Richard B. Loynd, Donald E. Lasater and Lee M. Liberman.
       (Incorporated by reference to Exhibit 10(h) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended February 29, 1988.)

10(e) Consulting Agreement, dated as of September 23, 1992, between the Company and Apollo Advisors, L.P. (Incorporated by reference to Exhibit 10(e) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

10(f) Registration Rights Agreement, dated as of August 3, 1992, among the Company, Apollo Investment Fund, L.P. and Altus Finance. (Incorporated by reference to Exhibit 10(f) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

10(g) Registration Rights Agreement, dated as of August 3, 1992, between the Company and Apollo Interco Partners, L.P. (Incorporated by reference to Exhibit 10(g) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

10(h)  Written  description  of  bonus  agreements for    executive
       officers of the Company and retirement plan for non-employee directors.

11     Statement regarding computation of per share earnings.

21     List of Subsidiaries of the Company.

23     Consent of KPMG Peat Marwick


(b)   Reports on Form 8-K.

A Form 8-K was not required to be filed during the three month period ended December 31, 1993.

SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K
WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF
TEN CENTS PER PAGE.

                           INTERCO INCORPORATED AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and Schedules



Consolidated Financial Statements:

         Consolidated balance sheet, December 31, 1993 and December 31,
         1992.

         Consolidated statement of operations for the year ended December 31, 1993, for the five months ended December 31, 1992 and August 2, 1992 and for the year ended February 29, 1992.

         Consolidated statement of cash flows for the year ended December 31, 1993, for the five months ended December 31, 1992 and August 2, 1992 and for the year ended February 29, 1992.

         Consolidated statement of shareholders' equity for the year ended December 31, 1993, for the ten months ended December 31, 1992 and for the year ended February 29, 1992.

         Notes to consolidated financial statements.

         Independent Auditors' Report

Consolidated Financial Statement Schedules:

                                                     Schedule
                                                     --------

    Valuation and qualifying accounts                  VIII

    Supplementary income statement information            X

SCHEDULE VIII
- -------------
                                  INTERCO INCORPORATED AND SUBSIDIARIES
                                    Valuation and Qualifying Accounts
                                                                    (Dollars in Thousands)
                                                            ------------------------------------------------------
                                                                          Additions
                                                            Balance at    Charged to    Deductions      Balance at
                                                            Beginning     Costs and        from           End of
                                                            of Period      Expenses      Reserves         Period
Description                                                 ----------    ----------    ----------      ----------
- -----------
Year Ended December 31, 1993
- ----------------------------
  Allowances deducted from
  receivables on balance sheet:
    Allowance for doubtful accounts                           $ 6,307        $ 3,412      $ (3,299) (a)    $ 6,420
    Allowance for cash discounts and chargebacks                1,035          5,414        (5,661) (b)        788
                                                              -------        -------      --------         -------
                                                              $ 7,342        $ 8,826      $ (8,960)        $ 7,208
                                                              =======        =======      ========         =======
Five Months Ended December 31, 1992
- -----------------------------------
  Allowances deducted from
  receivables on balance sheet:
    Allowance for doubtful accounts                           $ 8,171        $ 1,272      $ (3,136) (a)    $ 6,307
    Allowance for cash discounts and chargebacks                1,357          2,257        (2,579) (b)      1,035
                                                              -------        -------      --------         -------
                                                              $ 9,528        $ 3,529      $ (5,715)        $ 7,342
                                                              =======        =======      ========         =======
Five Months Ended August 2, 1992
- --------------------------------
  Allowances deducted from
  receivables on balance sheet:
    Allowance for doubtful accounts                           $ 7,797        $ 3,674      $ (3,300) (a)    $ 8,171
    Allowance for cash discounts and chargebacks                1,300          2,402        (2,345) (b)      1,357
                                                              -------        -------      --------         -------
                                                              $ 9,097        $ 6,076      $ (5,645)        $ 9,528
                                                              =======        =======      ========         =======

Year Ended February 29, 1992
- ----------------------------
  Allowances deducted from
  receivables on balance sheet:
    Allowance for doubtful accounts                           $ 6,052        $ 9,633      $ (7,888) (a)    $ 7,797
    Allowance for cash discounts and chargebacks                1,374          7,770        (7,844) (b)      1,300
                                                              -------        -------      --------         -------
                                                              $ 7,426        $17,403      $(15,732)        $ 9,097
                                                              =======        =======      ========         =======

     (a)  Uncollectible accounts written off, net of recoveries.
     (b)  Cash discounts taken by customers.

     See accompanying independent auditors' report.
/TABLE

SCHEDULE X
- ----------
                    INTERCO INCORPORATED AND SUBSIDIARIES
                  Supplementary Income Statement Information


                                      (Dollars in Thousands)
                                  Charged to Costs and Expenses
                ---------------------------------------------------------------
                 Year Ended      Five Months         Five Months     Year Ended
                December 31,        Ended               Ended       February 29,
                    1993       December 31, 1992   August 2, 1992       1992
                -----------    -----------------   --------------   -----------
Advertising        $82,712          $32,863           $32,505          $67,620
                   =======          =======           =======          =======

Maintenance
  and repairs      $17,343          $ 6,706           $ 6,538          $16,305
                   =======          =======           =======          =======

See accompanying independent auditors' report.

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Shareholders
INTERCO INCORPORATED:

We have audited the consolidated financial statements of INTERCO INCORPORATED and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTERCO INCORPORATED and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1993, five months ended December 31, 1992, five months ended August 2, 1992, and year ended February 29, 1992 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective August 2, 1992, INTERCO INCORPORATED was required to adopt "fresh-start" reporting principles in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result, the financial statements for the period subsequent to the adoption of fresh-start reporting are presented on a different cost basis than that for prior periods and, therefore, are not comparable.

As discussed in Notes 2 and 5 to the consolidated financial statements, the company changed its method of accounting for postretirement benefits and income taxes in calendar year 1992.

KPMG PEAT MARWICK


St. Louis, Missouri
February 8, 1994

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INTERCO INCORPORATED
                                          ---------------------------------
                                                    (Registrant)


                                           By     Richard B. Loynd
                                              -----------------------------
                                                  Richard B. Loynd
                                              Chairman of the Board

Date:  March 28, 1994


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1994.


          Signature                       Title
          ---------                       -----


Richard B. Loynd                         Chairman of the Board,
- ------------------------------
(Richard B. Loynd)                       President and Director
                                         (Principal Executive Officer)


Donald E. Lasater                        Director
- ------------------------------
(Donald E. Lasater)


Lee M. Liberman                          Director
- ------------------------------
(Lee M. Liberman)


Leon D. Black                            Director
- ------------------------------
(Leon D. Black)


Craig M. Cogut                           Director
- ------------------------------
(Craig M. Cogut)


Robert H. Falk                           Director
- ------------------------------
(Robert H. Falk)


Michael S. Gross                         Director
- ------------------------------
(Michael S. Gross)


John J. Hannan                           Director
- ------------------------------
(John J. Hannan)


Bruce A. Karsh                           Director
- ------------------------------
(Bruce A. Karsh)

          Signature                       Title


John H. Kissick                          Director
- ------------------------------
(John H. Kissick)


Matthew J. Morahan                       Director
- ------------------------------
(Matthew J. Morahan)


Eric B. Siegel                           Director
- ------------------------------
(Eric B. Siegel)


Basil Vasiliou                           Director
- ------------------------------
(Basil Vasiliou)


Eugene F. Smith                          Executive Vice President
- ------------------------------           (Principal Financial Officer)
(Eugene F. Smith)


David P. Howard                          Vice President and Controller
- ------------------------------           (Principal Accounting Officer)
(David P. Howard)