Form 10-Q
period 1994-03-31
INTERCO INC
filed 1994-05-12
CIK 50957

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1994 or
                                         --------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ------------- to --------------

          Commission file number I-91
                                 ----
                                 INTERCO INCORPORATED
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      Delaware                         43-0337683
          -----------------------------------     -------------------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)             Identification No.)

           101 South Hanley Road, St. Louis, Missouri            63105
          --------------------------------------------      ---------------
          (Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code (314) 863-1100
                                                            ---------------

          -----------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                  Yes  X      No
                                                     ------      ------
               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                  Yes  X      No
                                                     ------      ------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                          50,027,754 Shares
                                                          -----------------


                             PART I FINANCIAL INFORMATION
                             ----------------------------

          Item 1.  Financial Statements

          Consolidated Financial Statements for the quarter ended March 31,
          1994.

                    Consolidated Balance Sheet

                    Consolidated Statement of Operations:

                        Three Months Ended March 31, 1994
                        Three Months Ended March 31, 1993

                    Consolidated Statement of Cash Flows:

                        Three Months Ended March 31, 1994
                        Three Months Ended March 31, 1993

                    Notes to Consolidated Financial Statements

          Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

          The   financial  statements  are   unaudited,  but   include  all
          adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

                                 INTERCO INCORPORATED
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)
                                     (Unaudited)


                                                            March 31, December 31,
                                                                1994         1993
      ASSETS                                             ___________  ___________
      Current assets:
        Cash and cash equivalents....................... $    33,698  $    45,286
        Receivables, less allowances of $8,557
          ($7,208 at December 31, 1993).................     318,844      277,691
        Inventories...........................(Note 1)..     363,769      341,808
        Prepaid expenses and other current assets.......      36,408       36,159
                                                         ___________  ___________
          Total current assets..........................     752,719      700,944
                                                         ___________  ___________
      Property, plant and equipment.....................     263,296      254,998
        Less accumulated depreciation...................      47,384       38,697
                                                         ___________  ___________
          Net property, plant and equipment.............     215,912      216,301
                                                         ___________  ___________
      Reorganization value in excess of amounts
        allocable to identifiable assets, net...........      95,801       97,107
      Trademarks and trade names, net...................     152,254      153,248
      Other assets......................................      41,276       38,079
                                                         ___________  ___________
                                                         $ 1,257,962  $ 1,205,679
                                                         ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Notes and loans payable......................... $    20,000  $       -
        Current maturities of long-term debt............       9,544        9,305
        Accrued interest expense........................      10,719        4,731
        Accounts payable and other accrued expenses.....     153,276      139,910
        Income taxes payable............................      13,893       13,083
                                                         ___________  ___________
          Total current liabilities.....................     207,432      167,029
                                                         ___________  ___________
      Long-term debt, less current maturities.(Note 2)..     572,435      576,804
      Other long-term liabilities.......................     123,517      123,289

      Shareholders' Equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............        -             -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 50,027,754
          shares at March 31, 1994 and 50,004,282
          shares at December 31, 1993...................      50,028       50,004
        Paid-in capital.................................     226,597      226,391
        Retained earnings...............................      77,953       62,162
                                                         ___________  ___________
          Total shareholders' equity....................     354,578      338,557
                                                         ___________  ___________
                                                         $ 1,257,962  $ 1,205,679
                                                         ===========  ===========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)



                                                      Three Months  Three Months
                                                             Ended         Ended
                                                          March 31,     March 31,
                                                              1994          1993
                                                      ____________  ____________
      Net sales.....................................  $    462,743  $    416,863

      Cost of sales.................................       310,290       279,269
                                                      ____________  ____________
      Gross profit..................................       152,453       137,594

      Selling, general and administrative expenses..       115,046       103,447

      Royalty income................................         2,848         2,734
                                                      ____________  ____________
      Earnings from operations......................        40,255        36,881

      Interest expense..............................        13,594        13,929

      Other income, net.............................             3           345
                                                      ____________  ____________
      Earnings before income tax expense............        26,664        23,297

      Income tax expense............................        10,987         8,899
                                                      ____________  ____________
      Net earnings..................................  $     15,677  $     14,398
                                                      ============  ============

      Net earnings per common share:

        Primary.....................................        $ 0.30        $ 0.28
                                                            ======        ======
        Fully diluted...............................        $ 0.30        $ 0.28
                                                            ======        ======
      Weighted average common and common equivalent
        shares outstanding:

        Primary.....................................    51,788,883    50,599,923
                                                        ==========    ==========
        Fully diluted...............................    51,814,255    51,156,783
                                                        ==========    ==========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)



                                                     Three Months Three Months
                                                            Ended        Ended
                                                         March 31,    March 31,
                                                             1994         1993
                                                        _________    _________
        Cash Flows from Operating Activities:
          Net earnings..................................$  15,677    $  14,398
          Adjustments to reconcile net earnings to net
            cash used by operating activities:
              Depreciation of property, plant and
                equipment...............................    8,888        7,599
              Amortization of intangible assets.........    1,758        1,758
              Increase in receivables...................  (41,153)     (37,006)
              Increase in inventories...................  (21,961)     (15,734)
              (Increase) decrease in prepaid expenses and
                other assets............................   (2,187)         137
              Increase in accounts payable, accrued interest
                expense and other accrued expenses......   19,354       12,996
              Increase in income taxes payable..........      810        8,992
              Decrease in net deferred tax liabilities..     (242)        (624)
              Increase (decrease) in other long-term
                liabilities.............................     (119)         353
                                                        _________   __________
          Net cash used by operating activities.........  (19,175)      (7,131)
                                                        _________   __________
        Cash Flows from Investing Activities:
          Proceeds from the disposal of assets..........      132            3
          Additions to property, plant and equipment....   (8,645)      (7,910)
                                                        _________   __________
          Net cash used by investing activities.........   (8,513)      (7,907)
                                                        _________   __________

        Cash Flows from Financing Activities:
          Net change in notes and loans payable.........   20,000          -
          Addition to long-term debt....................    8,000          -
          Payments of long-term debt....................  (12,130)     (25,218)
          Proceeds from the issuance of common stock....      230          -
                                                        _________   __________
          Net cash provided (used) by financing
            activities..................................   16,100      (25,218)
                                                        _________   __________

        Net decrease in cash and cash equivalents.......  (11,588)     (40,256)
        Cash and cash equivalents at beginning of period.  45,286       68,055
                                                        _________   __________

        Cash and cash equivalents at end of period......$  33,698   $   27,799
                                                        =========   ==========

        Supplemental Disclosure:
          Cash payments for income taxes, net...........$   9,943   $      123
                                                        =========   ==========

          Cash payments for interest expense............$   7,566   $    8,010
                                                        =========   ==========



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)



          (1) Inventories are summarized as follows, in thousands:

                                              March 31,   December 31,
                                                  1994           1993
                                           -----------    -----------
                  Retail merchandise       $    69,818    $    67,690
                  Finished products            177,002        164,958
                  Work-in-process               41,500         41,419
                  Raw materials                 75,449         67,741
                                           -----------    -----------
                                           $   363,769    $   341,808
                                           ===========    ===========

          (2) On January 21, 1994, the Company entered into a secured obligation with the Mississippi Business Finance Corporation to finance the construction of a new furniture manufacturing facility in Tupelo, Mississippi. The industrial revenue bonds totaled $8.0 million and bear interest at 8.82% per annum. The bonds mature in annual installments of $0.8 million beginning January 15, 1995 and are secured by the facility and equipment included therein.

              On February 11, 1994 and March 11, 1994, the Company made optional prepayments on the Secured Term Loan and 8.5% Secured Notes totaling $10.0 million. The optional prepayments were made on a pro rata basis among these debt instruments and were applied to the forward order of maturity of each such instrument in accordance with the provisions of the credit agreement and indenture.


          Item 2. Management's  Discussion  and   Analysis  of  Results  of
                  Operations and Financial Condition


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

          Comparison of Three Months Ended March 31, 1994 and 1993
          --------------------------------------------------------

          Net sales of the operating companies, by segment, were as follows, in millions:

                                              Three Months Ended March 31,
                                                      1994           1993
                                              ------------    -----------
                       Furniture segment      $      268.7    $     246.3
                       Footwear segment              194.0          170.6
                                              ------------    -----------
                                              $      462.7    $     416.9
                                              ============    ===========

          For the three months ended March 31, 1994, sales by the furniture segment increased $22.4 million, or 9.1%, compared to an increase for the three months ended March 31, 1993 of 13.4%. The improved sales performance occurred at both Broyhill and Lane and reflects favorable industry conditions and continued customer acceptance of new product offerings and marketing programs.

          In the footwear segment, sales for the three months ended March 31, 1994 were up $23.4 million, or 13.7%, from the same period in the prior year which reflected a decrease of 1.8%. The sales increase occurred at Converse and was primarily attributable to higher shipments of performance basketball, athleisure (canvas) and children's footwear to domestic accounts. Converse's international business continues to reflect the weak overseas economies, particularly in Japan. Florsheim's sales were generally flat with those of the prior year with improved retail operations being offset by softer wholesale performance.

          Earnings from operations were as follows, in millions:

                                                 Three Months Ended March 31,
                                                         1994           1993
                                                 ------------    -----------
          Earnings before interest expense, income taxes,
            depreciation and amortization, and other
            income and expense (EBITDA):
                       Furniture segment         $       32.3    $      30.5
                       Footwear segment                  21.7           18.6
                                                 ------------    -----------
                                                         54.0           49.1
                       Corporate administration          (2.5)          (2.4)
                       Miscellaneous expenses            (0.6)          (0.5)
                                                 ------------    -----------
                                                         50.9           46.2
          Depreciation and amortization                 (10.6)          (9.3)
                                                 ------------    -----------
          Earnings from operations               $       40.3    $      36.9
                                                 ============    ===========

          EBITDA of the combined operating segments for the three months ended March 31, 1994 was 11.7% of net sales, compared to 11.8% for the same period last year. Furniture segment EBITDA for the three months ended March 31, 1994 was 12.0% of net sales, compared to 12.4% in the prior year. The EBITDA performance of the furniture operations reflects sales of higher margin products, primarily at Broyhill, offset by start-up costs attributable to Lane's new Tupelo, Mississippi furniture factory and Altavista, Virginia finishing system. As a percent of net sales, footwear segment EBITDA for the three months ended March 31, 1994 was 11.2%, compared to 10.9% last year. Footwear operation's EBITDA performance was favorably impacted by sales of higher margin

          products, primarily at Converse, partially offset by increased spending on advertising and promotional programs at both Converse and Florsheim.

          Interest expense totaled $13.6 million for the three months ended March 31, 1994, compared to $13.9 million for the same period last year. The decrease in interest expense resulted from a reduction of long-term debt outstanding versus the prior year, partially offset by an increase in loans attributable to seasonal borrowings from the Company's working capital facility. Interest rates on substantially all of the long-term debt are fixed and, therefore, do not materially impact year-to-year comparisons of interest expense.

          For the three months ended March 31, 1994, the Company provided for income taxes of $11.0 million on pretax earnings of $26.7 million resulting in an effective tax rate of 41.2%. The Company provided for income taxes of $8.9 million on pretax earnings of $23.3 million for the three months ended March 31, 1993 which represented an effective tax rate of 38.2%. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state, local and foreign taxes.

          Net earnings per common share on both a primary and fully diluted basis were $0.30 for the three months ended March 31, 1994, compared to $0.28 for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 51,788,883 and 51,814,255, respectively, for the three months ended March 31, 1994 and 50,599,923 and 51,156,783, respectively, for the three months ended March 31, 1993.


          FINANCIAL CONDITION

          Working Capital
          ---------------
          Cash and cash equivalents at March 31, 1994 amounted to $33.7 million, compared to $45.3 million at December 31, 1993. During the three months ended March 31, 1994, net cash used by operating activities totaled $19.2 million, net cash used by investing activities totaled $8.5 million and net cash provided by financing activities totaled $16.1 million.

          Working capital was $545.3 million at March 31, 1994, compared to $533.9 million at December 31, 1993. The current ratio was 3.6 to 1 at March 31, 1994, compared to 4.2 to 1 at December 31, 1993.

          Financing Arrangements
          ----------------------
          As of March 31, 1994, long-term debt, including current maturities, consisted of the following, in millions:

                                              Principal
                                                 Amount
                                              ---------
              10.0% Secured Notes Due 2001    $   104.7
              9.0% Secured Notes Due 2004         149.2
              8.5% Secured Notes Due 1997           9.1
              Secured Term Loan                   279.9
              ILGWU Fund Note                      14.6
              Industrial Revenue Bonds             20.7
              Federal Tax Obligation                3.8
                                              ---------
                                              $   582.0
                                              =========

          On January 21, 1994, the Company entered into a secured obligation with the Mississippi Business Finance Corporation to finance the construction of a new furniture manufacturing facility in Tupelo, Mississippi. The industrial revenue bonds totaled $8.0 million and bear interest at 8.82% per annum. The bonds mature in annual installments of $0.8 million beginning on January 15, 1995 and are secured by the facility and equipment included therein.


          On February 11, 1994 and March 11, 1994, the Company made optional prepayments on the Secured Term Loan and 8.5% Secured Notes totaling $10.0 million. The optional prepayments were made on a pro rata basis among these debt instruments and were applied to the forward order of maturity of each such instrument in accordance with the provisions of the credit agreement and indenture.

          To meet short-term working capital and other financial requirements, the Company maintains a $148 million working capital facility with a group of banks. The working capital facility, which was increased during the three months ended March 31, 1994 from its previous level of $135 million, allows for both issuance of letters of credit and cash borrowings. Letter of credit issuances are limited to no more than $100 million; cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. Maximum availability under the facility is determined by the amount of eligible accounts receivable and inventory at each month end (referred to in aggregate as a "borrowing base"). As of March 31, 1994, the Company's borrowing base pertaining to the facility totaled $312.1 million.

          At March 31, 1994, $20.0 million in cash borrowings and $59.0 million in letters of credit were outstanding under the working capital facility.

          The Company believes its working capital facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.


                               PART II OTHER INFORMATION
                               -------------------------

          Item 6.  Exhibits and Reports on Form 8-K


              (a) 4(a).  Second Amendment, dated as of April 20, 1994, to the
                         Secured Term Loan Agreement, dated as of July 16, 1992, among the Company, certain Subsidiary Obligors, Morgan Guaranty Trust Company of New York, as Agent, and as Administrative Agent, and the banks named therein.

                  11.    Statement re Computation of Net Earnings Per Common
                         Share.

              (b) A form 8-K was not required to be filed during the quarter ended March 31, 1994.


                                       SIGNATURE
                                       ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INTERCO INCORPORATED
                                                     (Registrant)



                                             By David P. Howard
                                                ----------------------------
                                                David P. Howard
                                                Vice-President, Controller and
                                                Chief Accounting Officer




          Date:  May 12, 1994