Form 10-Q
period 1994-06-30
INTERCO INC
filed 1994-08-12
CIK 50957

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1994 or
                                         -------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

          Commission file number I-91
                                 ----
                                  INTERCO INCORPORATED
          -----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                     Delaware                               43-0337683
          ---------------------------------           ---------------------
           (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)

           101 South Hanley Road, St. Louis, Missouri             63105

          -------------------------------------------      ----------------
            (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code (314) 863-1100



          Former name, former address and former fiscal year, if changed since last report

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                  Yes  [X]    No  [ ]

               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                  Yes  [X]    No  [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                          50,027,788 Shares

                             PART I FINANCIAL INFORMATION
                             ----------------------------

          Item 1.  Financial Statements

          Consolidated Financial Statements for  the quarter ended June 30,
          1994.

                    Consolidated Balance Sheet

                    Consolidated Statement of Operations:

                        Three Months Ended June 30, 1994
                        Three Months Ended June 30, 1993

                        Six Months Ended June 30, 1994
                        Six Months Ended June 30, 1993

                    Consolidated Statement of Cash Flows:

                        Six Months Ended June 30, 1994
                        Six Months Ended June 30, 1993

                    Notes to Consolidated Financial Statements

          Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

          The  financial  statements   are  unaudited,   but  include   all
          adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

                                 INTERCO INCORPORATED
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)
                                     (Unaudited)
                                                             June 30, December 31,
                                                                1994         1993
      ASSETS                                             -----------  -----------
      Current assets:
        Cash and cash equivalents....................... $    32,665  $    45,286
        Receivables, less allowances of $9,720
          ($7,208 at December 31, 1993).................     325,951      277,691
        Inventories...........................(Note 1)..     381,606      341,808
        Prepaid expenses and other current assets.......      36,041       36,159
                                                         -----------  -----------
          Total current assets..........................     776,263      700,944
                                                         -----------  -----------

      Property, plant and equipment.....................     272,687      254,998
        Less accumulated depreciation...................      55,583       38,697
                                                         -----------  -----------
          Net property, plant and equipment.............     217,104      216,301
                                                         -----------  -----------
      Reorganization value in excess of amounts
        allocable to identifiable assets, net...........      94,494       97,107
      Trademarks and trade names, net...................     151,261      153,248
      Other assets......................................      42,467       38,079
                                                         -----------  -----------
                                                         $ 1,281,589  $ 1,205,679
                                                         ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Notes and loans payable......................... $    51,200  $       -
        Current maturities of long-term debt............      10,563        9,305
        Accrued interest expense........................       4,930        4,731
        Accounts payable and other accrued expenses.....     150,427      139,910
        Income taxes payable............................       6,111       13,083
                                                         -----------  -----------
          Total current liabilities.....................     223,231      167,029
                                                         ===========  ===========
      Long-term debt, less current maturities.(Note 2)..
      Other long-term liabilities.......................     568,597      576,804
                                                             122,885      123,289
      Shareholders' Equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............
        Common stock, authorized 100,000,000 shares,            -             -
          $1.00 stated value - issued 50,027,788
          shares at June 30, 1994 and 50,004,282
          shares at December 31, 1993...................
        Paid-in capital.................................      50,028       50,004
        Retained earnings...............................     226,598      226,391
          Total shareholders' equity....................      90,250       62,162
                                                         -----------  -----------
                                                             366,876      338,557
                                                         -----------  -----------
                                                         $ 1,281,589  $ 1,205,679
                                                         ===========  ===========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)


                                                      Three Months  Three Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1994          1993
                                                      ------------  ------------
      Net sales.....................................  $    451,300  $    404,352

      Cost of sales.................................       303,545       272,920
                                                      ------------  ------------
      Gross profit..................................       147,755       131,432

      Selling, general and administrative expenses..       117,492       106,315

      Royalty income................................         3,025         3,014
                                                      ------------  ------------
      Earnings from operations......................        33,288        28,131

      Interest expense..............................        13,922        13,844

      Other income, net.............................           115            90
                                                      ------------  ------------
      Earnings before income tax expense............        19,481        14,377

      Income tax expense............................         8,138         5,476
                                                      ------------  ------------
      Net earnings..................................  $     11,343  $      8,901
                                                      ============  ============

      Net earnings per common share:

        Primary.....................................        $ 0.22        $ 0.17
                                                            ======        ======
        Fully diluted...............................        $ 0.22        $ 0.17
                                                            ======        ======
      Weighted average common and common equivalent
        shares outstanding:

        Primary.....................................    51,576,218    51,486,285
                                                        ==========    ==========
        Fully diluted...............................    51,910,818    51,700,630
                                                        ==========    ==========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)


                                                        Six Months    Six Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1994          1993
                                                        ----------    ----------
      Net sales.....................................    $  914,043    $  821,215

      Cost of sales.................................       613,835       552,189
                                                        ----------    ----------
      Gross profit..................................       300,208       269,026

      Selling, general and administrative expenses..       232,538       209,762

      Royalty income................................         5,873         5,748
                                                        ----------    ----------
      Earnings from operations......................        73,543        65,012

      Interest expense..............................        27,516        27,773

      Other income, net.............................           118           435
                                                        ----------    ----------
      Earnings before income tax expense............        46,145        37,674

      Income tax expense............................        19,125        14,375
                                                        ----------    ----------
      Net earnings..................................    $   27,020    $   23,299
                                                        ==========    ==========

      Net earnings per common share:

        Primary.....................................        $ 0.52        $ 0.45
                                                            ======        ======
        Fully diluted...............................        $ 0.52        $ 0.45
                                                            ======        ======
      Weighted average common and common equivalent
        shares outstanding:

        Primary.....................................    51,576,218    51,486,285
                                                        ==========    ==========
        Fully diluted...............................    51,910,818    51,700,630
                                                        ==========    ==========

                                             INTERCO INCORPORATED
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Dollars in thousands)
                                                  (Unaudited)


                                                             Six Months     Six Months
                                                                  Ended          Ended
                                                                June 30,       June 30,
                                                                   1994           1993
                                                             ----------     ----------
   Cash Flows from Operating Activities:
     Net earnings.........................................   $   27,020     $   23,299
     Adjustments to reconcile net earnings to net
       cash used by operating activities:
         Depreciation of property, plant and equipment....       17,335         15,215
         Amortization of intangible assets................        3,517          3,517
         Increase in receivables..........................      (48,260)       (30,060)
         Increase in inventories..........................      (39,798)       (37,413)
         (Increase) decrease in prepaid expenses and
           other assets...................................       (1,833)           921
         Increase (decrease) in accounts payable, accrued
           interest expense and other accrued expenses....       10,716         (1,948)
         Decrease in income taxes payable.................       (6,972)        (1,108)
         Decrease in net deferred tax liabilities.........         (552)          (355)
         Increase (decrease) in other long-term
           liabilities....................................         (236)           995
                                                             -----------    -----------
     Net cash used by operating activities................      (39,063)       (26,937)
                                                             -----------    -----------

   Cash Flows from Investing Activities:
     Proceeds from the disposal of assets.................          404            103
     Additions to property, plant and equipment...........      (18,444)       (14,124)
                                                             -----------    -----------
     Net cash used by investing activities................      (18,040)       (14,021)
                                                             -----------    -----------

   Cash Flows from Financing Activities:
     Net change in notes and loans payable................       51,200         35,000
     Addition to long-term debt...........................        8,000            -
     Payments of long-term debt...........................      (14,949)       (27,458)
     Proceeds from the issuance of common stock...........          231              1
                                                             -----------    -----------

     Net cash provided by financing activities............       44,482          7,543
                                                             -----------    -----------

   Net decrease in cash and cash equivalents..............      (12,621)       (33,415)
   Cash and cash equivalents at beginning of period.......       45,286         68,055
                                                             -----------    -----------
   Cash and cash equivalents at end of period.............   $   32,665     $   34,640
                                                             ===========    ===========

   Supplemental Disclosure:
     Cash payments for income taxes, net..................   $   25,933     $   15,064
                                                             ===========    ===========

     Cash payments for interest expense...................   $   27,317     $   27,634
                                                             ===========    ===========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)



          (1) Inventories are summarized as follows, in thousands:

                                               June 30,   December 31,
                                                  1994           1993
                                           -----------    -----------
                  Retail merchandise       $    68,301    $    67,690
                  Finished products            196,120        164,958
                  Work-in-process               42,650         41,419
                  Raw materials                 74,535         67,741
                                           -----------    -----------
                                           $   381,606    $   341,808
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

          Comparison of Three Months and Six Months Ended June 30, 1994 and
          -----------------------------------------------------------------
          1993
          ----
          Net sales of the operating companies, by segment, were as follows, in millions:

                        Three Months Ended June 30,  Six Months Ended June 30,
                                1994          1993          1994         1993
                        ------------  ------------   -----------  -----------
   Furniture segment    $      272.3  $      242.2   $     541.0  $     488.5
   Footwear segment            179.0         162.1         373.0        332.7
                        ------------  ------------   -----------  -----------
                        $      451.3  $      404.3   $     914.0  $     821.2
                        ============  ============   ===========  ===========

          For the three months ended June 30, 1994, sales by the furniture segment increased $30.1 million, or 12.4%, compared to an increase for the three months ended June 30, 1993 of 15.8%. For the six months ended June 30, 1994, sales by the furniture segment increased $52.5 million, or 10.8%, compared to an increase of 14.6% for the six months ended June 30, 1993. The improved sales performance occurred at both Broyhill and Lane and reflects continued favorable industry conditions and customer acceptance of new products and marketing programs.

          In the footwear segment, sales for the three months and six months ended June 30, 1994 were up $16.9 million, or 10.4%, and $40.3 million, or 12.1%, respectively, from the same periods in the prior year which realized an increase of 10.9% and 4.0% for the three months and six months ended June 30, 1993, respectively. The sales increase for both periods occurred primarily at Converse and is attributable to higher shipments of performance basketball, athleisure (canvas), sports training and children's footwear to domestic accounts. Converse's international business, although generally weak during the first half of 1994, is improving. Florsheim's sales were up moderately for the three months ended June 30, 1994 and generally flat for the first half of 1994 versus the prior year.

          Earnings from operations were as follows, in millions:

                         Three Months Ended June 30, Six Months Ended June 30,
                                 1994          1993         1994         1993
                         ------------  ------------  -----------  -----------
   Earnings before
    interest expense,
    income taxes,
    depreciation and
    amortization, and
    other income and
    expense (EBITDA):
     Furniture segment   $       33.0  $       29.1  $      65.3  $      59.6
     Footwear segment            14.2          11.8         35.9         30.4
                         ------------  ------------  -----------  -----------
                                 47.2          40.9        101.2         90.0
     Corporate administration    (2.5)         (2.3)        (5.0)        (4.7)
     Miscellaneous expenses      (1.2)         (1.1)        (1.8)        (1.6)
                         ------------  ------------  -----------  -----------
                                 43.5          37.5         94.4         83.7
   Depreciation and
    amortization                (10.3)         (9.4)       (20.9)       (18.7)
                         ------------  ------------  -----------  -----------
   Earnings from
     operations          $       33.2  $       28.1  $      73.5  $      65.0
                         ============  ============  ===========  ===========

          EBITDA of the combined operating segments for the three months and six months ended June 30, 1994 was 10.5% and 11.1%, respectively, of net sales, compared to 10.1% and 11.0%, respectively, for the three months and six months ended June 30, 1993. Furniture segment EBITDA for the three months ended June 30, 1994 was 12.1% of net sales, compared to 12.0% for the same period last year. For the six months ended June 30, 1994, furniture segment EBITDA was 12.1% of net sales, versus 12.2% for the comparable prior year period. The EBITDA performance of the furniture segment reflects sales of higher margin products, primarily at Broyhill, offset by start-up costs attributable to Lane's new Tupelo, Mississippi furniture factory and Altavista, Virginia finishing facility.

          As a percent of net sales, footwear segment EBITDA for the three months and six months ended June 30, 1994 was 7.9% and 9.6%, respectively, compared to 7.3% and 9.1% for the same periods in the prior year. The improved EBITDA performance of the footwear segment occurred at Converse due primarily to sales volume increases coupled with improved gross margins.

          Interest expense totaled $13.9 million and $27.5 million for the three months and six months ended June 30, 1994, respectively, compared to $13.9 million and $27.8 million in the prior year comparable periods. The decrease in interest expense for the six months ended June 30, 1994 resulted from a reduction of long-term debt outstanding versus the prior year, partially offset by an increase in loans attributable to seasonal borrowings from the Company's working capital facility. Interest rates on substantially all of the long-term debt are fixed and, therefore, do not materially impact year-to-year comparisons of interest expense.

          For the three months and six months ended June 30, 1994, the effective income tax rate was 41.8% and 41.4%, respectively, compared to the effective income tax rate in the prior year periods of 38.1% and 38.2%, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state, local and foreign taxes.

          Net earnings per common share on both a primary and fully diluted basis were $0.22 and $0.52, respectively, for the three months and six months ended June 30, 1994, compared to $0.17 and $0.45 for the same periods last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 51,576,218 and 51,910,818, respectively, for the three months and six months ended June 30, 1994 and 51,486,285 and 51,700,630, respectively, for the three months and six months ended June 30, 1993.

          FINANCIAL CONDITION

          Working Capital
          ---------------

          Cash and cash equivalents at June 30, 1994 amounted to $32.7 million, compared to $45.3 million at December 31, 1993. During the six months ended June 30, 1994, net cash used by operating activities totaled $39.1 million, net cash used by investing activities totaled $18.0 million and net cash provided by financing activities totaled $44.5 million.

          Working capital was $553.0 million at June 30, 1994, compared to $533.9 million at December 31, 1993. The current ratio was 3.5 to 1 at June 30, 1994, compared to 4.2 to 1 at December 31, 1993.

          Financing Arrangements
          ----------------------
          As  of   June  30,   1994,  long-term  debt,   including  current
          maturities, consisted of the following, in millions:

                                              Principal
                                                 Amount
                                              ---------
              10.0% Secured Notes Due 2001    $   104.7
              9.0% Secured Notes Due 2004         149.2
              8.5% Secured Notes Due 1997           7.3
              Secured Term Loan                   279.9
              ILGWU Fund Note                      13.9
              Industrial Revenue Bonds             20.6
              Federal Tax Obligation                3.6
                                              $   579.2

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

          To meet short-term working capital and other financial requirements, the Company maintains a $148 million working capital facility with a group of banks. The working capital facility, which was increased during the six months ended June 30, 1994 from its previous level of $135 million, allows for both issuance of letters of credit and cash borrowings. Letter of credit issuances are limited to no more than $100 million; cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. Maximum availability under the facility is determined by the amount of eligible accounts receivable and inventory at each month end (referred to in aggregate as a "borrowing base"). As of June 30, 1994, the Company's borrowing base pertaining to the facility totaled $318.2 million.

          At June 30, 1994, $50.0 million in cash borrowings and $69.1 million in letters of credit were outstanding under the working capital facility.

          The Company believes its  working capital facility, together with
          cash  generated  from  operations,   will  be  adequate  to  meet
          liquidity requirements for the foreseeable future.

          PART II OTHER INFORMATION

          Item 5.   Other Information

                         On  August 9,  1994, the  Company  announced that,
                    with a view toward improving shareholder value, it is evaluating a number of capital structure alternatives including, among others, an initial public offering and/or spin off to shareholders involving all or a portion of the common stock of one or both of its footwear operating companies which would also involve a refinancing of the Company's existing debt. Smith Barney Inc. has been acting as a financial advisor to assist the Company in this evaluation which is expected to be completed by the end of August.


          Item 6.   Exhibits and Reports on Form 8-K

               (a) 4(a).   Third Amendment,  dated as of June  10, 1994, to
                           the  Secured Term  Loan Agreement,  dated  as of
                           July  16,  1992,   among  the  Company,  certain
                           Subsidiary   Obligors,  Morgan   Guaranty  Trust
                           Company  of   New   York,  as   Agent,  and   as
                           Administrative  Agent,  and   the  banks   named
                           therein.

                   11.     Statement  re Computation  of  Net Earnings  Per
                           Common Share.

               (b) A  form 8-K  was  not required  to  be filed  during the quarter ended June 30, 1994.


                                      SIGNATURE
                                      ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INTERCO INCORPORATED
                                                     (Registrant)



                                             By Steven W. Alstadt
                                                ---------------------------
                                                Steven W. Alstadt
                                                Controller and Chief
                                                Accounting Officer




          Date:  August 12, 1994

                                                                EXHIBIT 11

                                   INTERCO INCORPORATED

                  STATEMENT RE COMPUTATION OF NET EARNINGS PER COMMON SHARE
                  ---------------------------------------------------------
                                                                              Six Months      Six Months
                                                                                   Ended           Ended
                                                                                 June 30,        June 30,
                                                                                    1994            1993
                                                                              ----------      ----------
   Primary:
    Weighted average common shares outstanding during the period.........     50,021,904      50,000,055

    Common shares issuable on exercise of stock options (1)..............        861,414         880,706

    Common shares issuable on exercise of warrants (2)...................        692,900         605,524
                                                                              ----------      ----------

    Weighted average common and common equivalent shares outstanding for
      primary calculation................................................     51,576,218      51,486,285
                                                                              ==========      ==========
   Fully diluted:

    Weighted average common and common equivalent shares outstanding for
      primary calculation................................................     51,576,218      51,486,285

    Common shares issuable on exercise of stock options (3)..............         61,338          48,779

    Common shares issuable on exercise of warrants (4)...................        273,262         165,566
                                                                              ----------      ----------

    Weighted average common and common equivalent shares outstanding for
      fully diluted calculation.........................................      51,910,818      51,700,630
                                                                              ==========      ==========

                                                     EXHIBIT 11 (CONTINUED)

                                 INTERCO INCORPORATED

          NOTES  TO STATEMENT  RE  COMPUTATION OF  NET EARNINGS  PER COMMON
          SHARE


          (1) Includes common stock options, the exercise of which would result in dilution of net earnings per common share. Such common stock options have been considered as exercised and the proceeds therefrom were used to purchase common stock at the average common stock market price, if the average common stock market price was higher than the common stock option exercise price during the period.

          (2) Includes common stock warrants, the exercise of which would result in dilution of net earnings per common share. Such common stock warrants have been considered as exercised and the proceeds therefrom were used to purchase common stock at the average common stock market price, if the average common stock market price was higher than the common stock warrant exercise price during the period.

          (3) Additional common shares issuable resulting from the application of the same principles described in Note (1), except that the proceeds from assumed common stock options exercised were used to purchase common stock at the month end common stock market price, if the month end common stock market price was higher than the average common stock market price during the period.

          (4) Additional common shares issuable resulting from the application of the same principles described in Note (2), except that the proceeds from assumed common stock warrants exercised were used to purchase common stock at the month end common stock market price, if the month end common stock market price was higher than the average common stock market price during the period.

                                                             Exhibit 4(a)


                    THIRD AMENDMENT TO SECURED TERM LOAN AGREEMENT
                    ----------------------------------------------

                       THIRD AMENDMENT dated as of June 15, 1994, among
             INTERCO INCORPORATED, a Delaware corporation, the SUBSIDIARY OBLIGORS listed on the signature pages hereof, the BANKS listed on the signature pages hereof, MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent, in its capacity as Agent for the Banks, and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Administrative Agent, in its capacity as Administrative Agent for the Banks.


                                     WITNESSETH:

                       WHEREAS, the parties hereto (other than Converse
             Europe, Inc., Converse Germany, Inc. and Action Transport, Inc. (together, the "New Subsidiary Obligors")) have entered into a Secured Term Loan Agreement dated as of July 16, 1992, relating to the issuance of evidence of indebtedness to the Banks in the amount of $315,526,233 in connection with the Borrowers' Plan of Reorganization, a First Amendment to Secured Term Loan Agreement dated as of October 15, 1992 and a Second Amendment to Secured Term Loan Agreement dated as of April 20, 1994 (together, the "Loan Agreement"); and

                       WHEREAS, Converse Inc., a Subsidiary Obligor under
             the Loan Agreement, has formed Converse Europe, Inc., a Delaware corporation as its wholly-owned Subsidiary, and Converse Europe, Inc. has formed Converse Germany, Inc., a Delaware corporation as its wholly-owned Subsidiary; and

                       WHEREAS, Action Industries, Inc., a Subsidiary
             Obligor under the Loan Agreement, has formed Action
             Transport, Inc., a Delaware corporation as its wholly-owned Subsidiary; and

                       WHEREAS, the parties hereto desire to enter into
             this Third Amendment to provide for the New Subsidiary Obligors to become Subsidiary Obligors as required by
             Section 5.08(d) of the Loan Agreement, and to amend certain provisions of the Loan Agreement as hereinafter set forth;

                       NOW THEREFORE, in consideration of the premises
             and the mutual agreements set forth herein, the parties hereto agree as follows:

                       1. Definitions. Unless otherwise specifically defined herein, each term used herein which is defined in the Loan Agreement shall have the meaning assigned to such term in the Loan Agreement.

                       2. New Subsidiary Obligors. Each of the New Subsidiary Obligors agrees that, on and after the date hereof, it (i) is a co-obligor of the Loan and a Subsidiary Obligor under the Loan Agreement, (ii) will perform all of the obligations of a Subsidiary Obligor under the Loan Agreement and (iii) is bound in all respects by the terms of the Loan Agreement as if it were an original Subsidiary Obligor thereunder and signatory party thereto; provided that the obligations of each New Subsidiary Obligor under the Loan Agreement and the Bank Term Notes are limited to an aggregate amount that would not render its obligations hereunder and thereunder subject to avoidance under Section 548 of the United States Bankruptcy Code or any comparable provisions of any applicable state law.

                       3. Amendment of Schedule II. Schedule II to the Loan Agreement is amended by adding to the list of domestic Subsidiaries the following:

                      Name of Domestic            Jurisdiction of
                         Subsidiary                Incorporation
                *Converse Europe, Inc.                Delaware

                *Converse Germany, Inc.               Delaware
                *Action Transport, Inc.               Delaware
                Converse Benelux Holding              Delaware
                  Company, Inc.
                Converse France, Inc.                 Delaware

                Converse Benelux, Inc.                Delaware
                ------------
                * Subsidiary Obligor

                       4.   Amendment of Section 5.08(d).  Section
             5.08(d) of the Loan Agreement is amended by inserting at the end thereof the following proviso: "provided that notwithstanding the foregoing, (i) Converse Germany, Inc. shall not be required to pledge its assets under the Shared Collateral Security Documents until the Borrowers' aggregate Investments in Converse Germany, Inc. exceed $10,000,000,
             (ii) Action Transport, Inc. shall not be required to pledge its assets under the Shared Collateral Security Documents until the Borrowers' aggregate Investments in Action Transport, Inc. exceed $3,000,000 and (iii) the Borrowers' aggregate Investments in Converse Benelux Holding Company, Inc. and its Subsidiaries shall not exceed $10,000,000;"

                       5. Authorization of Collateral Trustees. Each of the Banks authorizes the Collateral Trustees to execute a First Amendment to Junior Pledge Agreement substantially in the form of Exhibit A hereto (the "Pledge Agreement Amendment"), a First Amendment to Junior Security Agreement substantially in the form of Exhibit B hereto (the "Security Agreement Amendment") and a First Amendment to Shared Collateral Trust Agreement substantially in the form of Exhibit C hereto (the "Trust Agreement Amendment").

                       6. Representations and Warranties. Each of the Borrowers, including without limitation the New Subsidiary Obligors, jointly and severally represents and warrants that the representations and warranties set forth in Article IV of the Loan Agreement as amended by this Third Amendment are true and correct as of the date hereof.

                      7. No Other Waivers or Amendments. Except as expressly provided herein, this Third Amendment shall not operate as a waiver or amendment of any right, power or privilege of the Banks under the Loan Agreement. Except as expressly modified hereby, all of the terms and conditions of the Loan Agreement shall remain unaltered and in full force and effect.

                       8. Counterparts; Effectiveness. This Third Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Third Amendment shall become effective as of the date hereof when the Agent shall have received:

                       (i) executed counterparts hereof signed by the Borrowers and the Required Banks or, in the case of any Bank, receipt by the Agent of facsimile or other written confirmation from such Bank that it has executed a counterpart hereof;

                      (ii) a Bank Term Note for the account of each Bank, duly executed by each of the Borrowers, including without limitation the New Subsidiary Obligors;

                     (iii) a Pledge Agreement Amendment, duly executed by INTERCO, the Subsidiaries listed on the signature pages thereof and the Collateral Trustees;

                      (iv) a Security Agreement Amendment duly executed by INTERCO, the Subsidiaries listed on the signature pages thereof and the Collateral Trustees;

                       (v) a Trust Agreement Amendment, duly executed by INTERCO, the Subsidiaries listed on the signature pages thereof and the Collateral Trustees;

                      (vi) an opinion of Lynn Chipperfield, counsel for the Borrowers, substantially in the form of Exhibit D hereto; and

                     (vii) a written confirmation from the Working Capital Agent that its consent is not required or has been given to the First Amendment, the Second Amendment and the Third Amendment pursuant to paragraph 3 of the Intercreditor Agreement dated as of July 16, 1992 among the Agent, the Administrative Agent, The Connecticut National Bank, as trustee, Security Pacific National Trust Company (New York), as trustee, the Collateral Trustees, ILGWU National Retirement Fund, BT Commercial Corporation, as agent under the Secured Working Capital Agreement and the lenders under the Secured Working Capital Agreement.

                       9. Governing Law. This Third Amendment shall be governed by and construed in accordance with the laws of the State of New York.


                       IN WITNESS WHEREOF, the parties hereto have
             executed this Third Amendment as of the day and year first above written.

                                      BORROWERS

             Attest:                  INTERCO INCORPORATED


             Duane A. Patterson       By:  Eugene F. Smith
             -----------------------       ------------------------
             Name:  Duane A. Patterson     Name:  Eugene F. Smith
             Title: Vice President         Title: Executive Vice President
                    and Secretary


                                      SUBSIDIARY OBLIGORS

                                      BROYHILL FURNITURE INDUSTRIES, INC.
                                      BROYHILL TRANSPORT, INC.
                                      CONVERSE INC.
                                      CONVERSE EMEA, LTD.
                                      CONVERSE STAR I, INC.
                                      CONVERSE STAR II, INC.
                                      THE FLORSHEIM SHOE STORE COMPANY -
                                        MIDWEST
                                      THE FLORSHEIM SHOE STORE COMPANY -
                                        NORTHEAST
                                      THE FLORSHEIM SHOE STORE COMPANY -
                                        WEST
                                      HY-TEST, INC.
                                      THE LANE COMPANY, INCORPORATED
                                      LANE ADVERTISING, INC.
                                      ACTION INDUSTRIES, INC.
                                      L. J. O'NEILL SHOE COMPANY
                                      CONVERSE EUROPE, INC.
                                      CONVERSE GERMANY, INC.
                                      ACTION TRANSPORT, INC.

             Attest:


             Robert L. Kaintz              By:  Duane A. Patterson
             -----------------------            ---------------------
             Name:  Robert L. Kaintz       Name:  Duane A. Patterson
             Title: Assistant Secretary    Title: Vice President


                                      AGENT

                                      MORGAN GUARANTY TRUST COMPANY OF
                                        NEW YORK


                                      By:  Kevin J. O'Brien
                                           ------------------------
                                           Name:  Kevin J. O'Brien
                                           Title: Vice President


                                      ADMINISTRATIVE AGENT

                                      MORGAN GUARANTY TRUST COMPANY OF
                                        NEW YORK

                                      By:  Kevin J. O'Brien
                                           ------------------------
                                           Name:  Kevin J. O'Brien
                                           Title: Vice President


                                      BANKS

                                      THE ASAHI BANK, LTD.,
                                        CHICAGO BRANCH


                                      By:  Junichi Yamada
                                           ------------------------
                                           Name:  Junichi Yamada
                                           Title: Senior Deputy General
                                                  Manager

                                      THE BANK OF NEW YORK


                                      By:  Richard P. Hebner
                                           ------------------------
                                           Name:  Richard P. Hebner
                                           Title: Vice President


                                      BANQUE NATIONALE DE PARIS


                                      By:  Arnaud Collin du Bocage
                                           ------------------------
                                           Name:  Arnaud Collin du Bocage
                                           Title: Executive Vice President
                                                  and General Manager

                                      BANQUE WORMS CAPITAL CORP.


                                      By:  Dominique Picon
                                           ------------------------
                                           Name:  Dominique Picon
                                           Title: Chief Executive
                                                  Officer

                                      CHUO TRUST & BANKING COMPANY
                                        LIMITED, NEW YORK AGENCY


                                      By:  ________________________
                                           Name:
                                           Title:


                                      COMMERZBANK, A. G. GRAND CAYMAN BRANCH


                                      By:  Kalyan Basu
                                           ------------------------
                                           Name:  Kalyan Basu
                                           Title: First Vice President


                                      By:  Paul Karlin
                                           ------------------------
                                           Name:  Paul Karlin
                                           Title: Assistant Cashier


                                      CRESCENT CAPITAL CORPORATION
                                        as Portfolio Manager and
                                        as Attorney-in-Fact for
                                        Crescent/Mach I, L.P.


                                      By:  Mark Gold
                                           ------------------------
                                           Name:  Mark Gold
                                           Title: Managing Director


                                      THE DAI-ICHI KANGYO BANK LIMITED


                                      By:  ________________________
                                           Name:
                                           Title:


                                      THE DAIWA BANK, LTD.


                                      By:  ________________________
                                           Name:
                                           Title:


                                      THE FUJI BANK LIMITED


                                      By:  Hidekazu Seo
                                           ------------------------
                                           Name:  Hidekazu Seo
                                           Title: Joint General Manager


                                      THE HOKKAIDO TAKUSHOKU BANK, LIMITED


                                      By:  ________________________
                                           Name:
                                           Title:


                                      THE INDUSTRIAL BANK OF JAPAN, LIMITED


                                      By:  Hiroaki Nakamura
                                           ------------------------
                                           Name:  Hiroaki Nakamura
                                           Title: Joint General Manager


                                      THE LONG-TERM CREDIT BANK OF JAPAN,
                                        LIMITED


                                      By:  Armund J. Schoen, Jr.
                                           ------------------------
                                           Name:  Armund J. Schoen, Jr.
                                           Title: Vice President and
                                                  Deputy General Manager

                                      MERCANTILE BANK OF ST. LOUIS, N.A.


                                      By:  Arnold J. Conrad
                                           ------------------------
                                           Name:  Arnold J. Conrad
                                           Title: Vice President


                                      THE MITSUI TRUST AND BANKING
                                        CO., LIMITED


                                      By:  Kiichiro Kondo
                                           ------------------------
                                           Name:  Kiichiro Kondo
                                           Title: Senior Vice President
                                                  and Manager

                                      J.P. MORGAN DELAWARE


                                      By:  Robert J. Henchey
                                           ------------------------
                                           Name:  Robert J. Henchey
                                           Title: Vice President


                                      MORGAN GUARANTY TRUST COMPANY
                                        OF NEW YORK


                                      By:  Kevin O'Brien
                                           ------------------------
                                           Name:  Kevin O'Brien
                                           Title: Vice President


                                      NATIONAL CITY BANK


                                      By:  Jeffrey J. Tengel
                                           ------------------------
                                           Name:  Jeffrey J. Tengel
                                           Title: Vice President


                                      THE NIPPON CREDIT BANK, LTD.


                                      By:  Ronald A. Fisher
                                           ------------------------
                                           Name:  Ronald A. Fisher
                                           Title: Vice President


                                      PEARL STREET L.P.


                                      By:  Robert J. O'Shea
                                           ------------------------
                                           Name:  Robert J. O'Shea
                                           Title: Authorized Signatory


                                      PROTECTIVE LIFE INSURANCE COMPANY


                                      By:  Mark K. Okada
                                           ------------------------
                                           Name:  Mark K. Okada
                                           Title: Principal

                                      RYOSHIN LEASING (USA) INC.


                                      By:  ________________________
                                           Name:
                                           Title:


                                      THE SAKURA BANK, LIMITED


                                      By:  Hajime Miyagi
                                           ------------------------
                                           Name:  Hajime Miyagi
                                           Title: Deputy General Manager


                                      SALOMON BROTHERS INC.


                                      By:  Mark A. Brostowski
                                           ------------------------
                                           Name:  Mark A. Brostowski
                                           Title: Director


                                      SANWA BANK LIMITED, CHICAGO BRANCH


                                      By:  ________________________
                                           Name:
                                           Title:


                                      THE SUMITOMO BANK LIMITED


                                      By:  ________________________
                                           Name:
                                           Title:


                                      THE TOKAI BANK LIMITED


                                      By:  Tatsuo Ito
                                           ------------------------
                                           Name:  Tatsuo Ito
                                           Title: Joint General Manager

                                      TOYO TRUST & BANKING COMPANY
                                        LIMITED, NEW YORK AGENCY


                                      By:  ________________________
                                           Name:
                                           Title: