Form 10-Q
period 1994-09-30
INTERCO INC
filed 1994-11-14
CIK 50957

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1994 or
                                         ------------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ______________

          Commission file number I-91
                                 ----
                                   INTERCO INCORPORATED
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Delaware                              43-0337683
          ---------------------------             -------------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)

          101 South Hanley Road, St. Louis, Missouri               63105
          ------------------------------------------          -------------
           (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code (314) 863-1100
                                                              -------------
          -----------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                        Yes  X      No
                                                        ------      -------
               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                        Yes  X      No
                                                        ------      -------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                          50,061,885 Shares
                                                          -----------------


                             PART I FINANCIAL INFORMATION
                             ----------------------------
          Item 1.  Financial Statements

          Consolidated Financial Statements for the quarter ended September 30, 1994.

                    Consolidated Balance Sheet

                    Consolidated Statement of Operations:

                        Three Months Ended September 30, 1994
                        Three Months Ended September 30, 1993

                        Nine Months Ended September 30, 1994
                        Nine Months Ended September 30, 1993

                    Consolidated Statement of Cash Flows:

                        Nine Months Ended September 30, 1994
                        Nine Months Ended September 30, 1993

                    Notes to Consolidated Financial Statements

          Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

          The  financial   statements  are  unaudited,   but  include   all
          adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

                                 INTERCO INCORPORATED
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)
                                     (Unaudited)
                                                        September 30, December 31,
                                                                1994         1993
      ASSETS                                            ------------  -----------
      Current assets:
        Cash and cash equivalents...................... $     33,129  $    45,286
        Receivables, less allowances of $10,700
          ($7,208 at December 31, 1993)................      329,043      277,691
        Inventories...........................(Note 1).      378,120      341,808
        Prepaid expenses and other current assets......       37,626       36,159
                                                        ------------  -----------
          Total current assets.........................      777,918      700,944
                                                        ------------  -----------
      Property, plant and equipment....................      286,857      254,998
        Less accumulated depreciation..................       62,966       38,697
                                                        ------------  -----------
          Net property, plant and equipment............      223,891      216,301
                                                        ------------  -----------
      Reorganization value in excess of amounts
        allocable to identifiable assets, net..........       93,188       97,107
      Trademarks and trade names, net..................      150,268      153,248
      Other assets.....................................       37,210       38,079
                                                        ------------  -----------
                                                        $  1,282,475  $ 1,205,679
                                                        ============  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Notes and loans payable........................ $     25,004  $       -
        Current maturities of long-term debt...........       10,328        9,305
        Accrued interest expense.......................       11,094        4,731
        Accounts payable and other accrued expenses....      162,008      139,910
        Income taxes payable...........................        3,650       13,083
                                                        ------------  -----------
          Total current liabilities....................      212,084      167,029
                                                        ------------  -----------
      Long-term debt, less current maturities.(Note 2).      566,965      576,804
      Other long-term liabilities......................      122,601      123,289

      Shareholders' Equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none...........          -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 50,061,885
          shares at September 30, 1994 and 50,004,282
          shares at December 31, 1993..................       50,062       50,004
        Paid-in capital................................      226,891      226,391
        Retained earnings..............................      103,872       62,162
                                                        ------------  -----------
          Total shareholders' equity...................      380,825      338,557
                                                        ------------  -----------
                                                        $  1,282,475  $ 1,205,679
                                                        ============  ===========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)
                                                      Three Months  Three Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1994          1993
                                                      ------------  ------------
      Net sales.....................................  $    457,586  $    423,852

      Cost of sales.................................       309,811       287,591
                                                      ------------  ------------
      Gross profit..................................       147,775       136,261

      Selling, general and administrative expenses..       115,649       109,017

      Royalty income................................         3,116         2,461
                                                      ------------  ------------
      Earnings from operations......................        35,242        29,705

      Interest expense..............................        14,048        13,987

      Other income (expense), net...................          (250)          593
                                                      ------------  ------------
      Earnings before income tax expense............        20,944        16,311

      Income tax expense............................         8,536         7,117
                                                      ------------  ------------
      Net earnings..................................  $     12,408  $      9,194
                                                      ============  ============

      Net earnings per common share:

        Primary.....................................        $ 0.24        $ 0.18
                                                            ======        ======
        Fully diluted...............................        $ 0.24        $ 0.18
                                                            ======        ======
      Weighted average common and common equivalent
        shares outstanding:

        Primary.....................................    51,619,706    51,225,207
                                                        ==========    ==========
        Fully diluted...............................    51,665,149    51,731,532
                                                        ==========    ==========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)
                                                       Nine Months   Nine Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1994          1993
                                                      ------------  ------------
      Net sales.....................................  $  1,371,629  $  1,245,067

      Cost of sales.................................       923,646       839,780
                                                      ------------  ------------
      Gross profit..................................       447,983       405,287

      Selling, general and administrative expenses..       348,187       318,779

      Royalty income................................         8,989         8,209
                                                      ------------  ------------
      Earnings from operations......................       108,785        94,717

      Interest expense..............................        41,564        41,760

      Other income (expense), net...................          (132)        1,028
                                                      ------------  ------------
      Earnings before income tax expense............        67,089        53,985

      Income tax expense............................        27,661        21,492
                                                      ------------  ------------
      Net earnings..................................  $     39,428  $     32,493
                                                      ============  ============

      Net earnings per common share:

        Primary.....................................        $ 0.76        $ 0.63
                                                            ======        ======
        Fully diluted...............................        $ 0.76        $ 0.63
                                                            ======        ======
      Weighted average common and common equivalent
        shares outstanding:

        Primary.....................................    51,619,706    51,225,207
                                                        ==========    ==========
        Fully diluted...............................    51,665,149    51,731,532
                                                        ==========    ==========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)
                                                  Nine Months     Nine Months
                                                         Ended          Ended
                                                  September 30,  September 30,
                                                          1994           1993
                                                  ------------   ------------
Cash Flows from Operating Activities:
  Net earnings...............................     $   39,428     $   32,493
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation of property, plant and equipmemt   25,064         22,496
      Amortization of intangible assets......          5,275          5,275
      Increase in receivables................        (51,352)       (32,037)
      Increase in inventories................        (36,312)       (26,306)
      Increase in prepaid expenses and other assets   (2,367)        (3,139)
      Increase in accounts payable, accrued interest
        expense and other accrued expenses...         28,461         16,823
      Increase (decrease) in income taxes payable     (9,433)         1,660
      Increase (decrease) in net deferred tax
        liabilities..........................         (1,415)           264
      Increase in other long-term liabilities             78          1,016
                                                  ----------     ----------
  Net cash provided (used) by operating
    activities...............................         (2,573)        18,545
                                                  ----------     ----------
Cash Flows from Investing Activities:
  Proceeds from the disposal of assets.......            569            244
  Additions to property, plant and equipment.        (26,899)       (26,489)
                                                  ----------     ----------
  Net cash used by investing activities......        (26,330)       (26,245)
                                                  ----------     ----------
Cash Flows from Financing Activities:
  Net change in notes and loans payable......         25,004          5,000
  Addition to long-term debt.................          8,000            -
  Payments of long-term debt.................        (16,816)       (28,895)
  Proceeds from the issuance of common stock.            558              2
                                                  ----------     ----------
  Net cash provided (used) by financing
    activities...............................         16,746        (23,893)
                                                  ----------     ----------
Net decrease in cash and cash equivalents....        (12,157)       (31,593)
Cash and cash equivalents at beginning of
  period.....................................         45,286         68,055
                                                  ----------     ----------
Cash and cash equivalents at end of period...     $   33,129     $   36,462
                                                  ==========     ==========
Supplemental Disclosure:
  Cash payments for income taxes, net........     $   37,294     $   18,970
                                                  ==========     ==========
  Cash payments for interest expense.........     $   35,201     $   35,342
                                                  ==========     ==========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited)


          (1) Inventories are summarized as follows, in thousands:

                                           September 30,  December 31,
                                                   1994          1993
                                           ------------   -----------
                  Retail merchandise       $     67,351   $    67,690
                  Finished products             188,437       164,958
                  Work-in-process                45,832        41,419
                  Raw materials                  76,500        67,741
                                           ------------   -----------
                                           $    378,120   $   341,808
                                           ============   ===========
          (2) On January 21, 1994, the Company entered into a secured obligation with the Mississippi Business Finance Corporation to finance the construction of a new furniture manufacturing
              facility  in  Tupelo, Mississippi.    The  industrial revenue
              bonds totaled  $8.0 million  and bear  interest at 8.82%  per
              annum.    The bonds  mature  in annual  installments  of $0.8
              million beginning January 15, 1995 and are secured by the facility and equipment included therein.

              On February 11, 1994 and March 11, 1994, the Company made optional prepayments on the Secured Term Loan and 8.5% Secured Notes totaling $10.0 million. The optional prepayments were made on a pro rata basis among these debt instruments and were applied to the forward order of maturity of each such instrument in accordance with the provisions of the credit agreement and indenture.

          (3) The Company is in the process of executing several transactions which will result in the restructuring of its operations. By the end of November, 1994, the Company intends to contemporaneously: a) refinance its debt, including establishment of separate term debt and working capital facilities for Converse and Florsheim, and b) distribute 100% of the common stock of each of Converse and Florsheim to the current shareholders of the Company. Upon completion of this restructuring, the Company will retain no ownership interest or control over the footwear businesses and will remain in only one segment - furniture. Accordingly, the distribution of the footwear businesses will be reflected in the 1994 fiscal year financial statements as discontinued operations. This restructuring is conditional upon receipt of regulatory approvals, a successful public note offering by Florsheim, the debt refinancing, and other factors.

              The following selected financial information is presented for the Company had the footwear businesses been reflected as discontinued operations as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993.

                                                           September 30,
                                                         1994        1993
                                                         ----        ----
          Sales                                        $795,452    $728,761
          Gross Profit                                  221,775     205,560
          Selling, General, and Administrative Expenses 161,786     150,915
          Operating Earnings                             59,989      54,645
          Income from Discontinued Operations            22,291      17,221
          Net Earnings                                   39,428      32,493
          Earnings per Share                               0.76        0.63
          Working Capital                               288,163     262,202
          Long Term Debt                               $398,035    $403,560

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

          Comparison of Three Months  and Nine Months Ended September 30,
          -----------------------------------------------------------------
          1994 and 1993
          -------------
          Net sales of the operating companies, by segment, were as follows, in millions:

                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                 1994      1993           1994      1993
                               --------  --------       --------  --------
          Furniture segment    $  254.5  $  240.3       $  795.5  $  728.8
          Footwear segment        203.1     183.6          576.1    516.3
                               --------  --------       --------  --------
                               $  457.6  $  423.9       $1,371.6 $ 1,245.1
                               ========  ========       ======== =========

          For the three months ended September 30, 1994, sales by the furniture segment increased $14.2 million, or 5.9%, compared to an increase for the three months ended September 30, 1993 of 8.2%. For the nine months ended September 30, 1994, sales by the furniture segment increased $66.7 million, or 9.2%, compared to an increase of 12.4% for the nine months ended September 30, 1993. The improved sales performance occurred at both Broyhill and Lane and reflects favorable industry conditions and customer acceptance of the furniture companies' products and marketing programs.

          In the footwear segment, sales for the three months and nine months ended September 30, 1994 were up $19.5 million, or 10.7%, and $59.8 million, or 11.6%, respectively, from the same periods in the prior year which realized an increase of 9.5% and 5.9% for the three months and nine months ended September 30, 1993, respectively. The sales increase was led by Converse whose shipments of performance basketball, athleisure (canvas), sports training and children's footwear continue to show improvement. Florsheim's sales performance, which was up moderately for the three months ended June 30, 1994, continued to improve for the three months ended September 30, 1994 versus the prior year as a result of new product introductions and marketing programs.

          Earnings from operations were as follows, in millions:
                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                         1994      1993           1994      1993
                                       --------  --------       --------  -------
          Earnings before
           interest expense,
           income taxes,
           depreciation and
           amortization, and
           other income and
           expense (EBITDA):
            Furniture segment          $ 31.5    $ 29.8         $ 96.8    $ 89.4
            Footwear segment             16.4      12.3           52.3      42.7
                                       ------    ------         ------    ------
                                         47.9      42.1          149.1     132.1
            Corporate administration     (2.5)     (2.4)          (7.5)     (7.1)
            Miscellaneous expenses       (0.7)     (0.9)          (2.5)     (2.5)
                                       ------    ------         ------    ------
                                         44.7      38.8          139.1     122.5
          Depreciation and
           amortization                  (9.4)     (9.1)         (30.3)    (27.8)
                                       ------    ------         ------    ------
          Earnings from operations     $ 35.3    $ 29.7         $108.8    $ 94.7
                                       ======    ======         ======    ======

          EBITDA of the combined operating segments for the three months and nine months ended September 30, 1994 was 10.5% and 10.9%,
          respectively,  of   net  sales,  compared  to   9.9%  and  10.6%,
          respectively, for the three months and nine months ended September 30, 1993. Furniture segment EBITDA for the three months ended September 30, 1994 and September 30, 1993 was 12.4% of net sales. For the nine months ended September 30, 1994, furniture segment EBITDA was 12.2% of net sales, versus 12.3% for the comparable prior year period. The EBITDA performance of the furniture segment for both periods was the result of increased shipments and cost control efforts, offset by continued start-up costs at Lane's new Tupelo, Mississippi furniture factory and Altavista, Virginia finishing facility.

          As a percent of net sales, footwear segment EBITDA for the three months and nine months ended September 30, 1994 was 8.1% and 9.1%, respectively, compared to 6.7% and 8.3% for the same periods in the prior year. The improved EBITDA performance of the footwear segment for the three months ended September 30, 1994 reflects increases at both Florsheim and Converse. For nine months, the improved EBITDA performance occurred primarily at Converse due to sales volume increases coupled with improved gross profit margins.

          Interest expense totaled $14.1 million and $41.6 million for the three months and nine months ended September 30, 1994, respectively, compared to $13.9 million and $41.7 million in the prior year comparable periods. The decrease in interest expense for the nine months ended September 30, 1994 resulted from a reduction of long-term debt outstanding versus the prior year, partially offset by an increase in loans attributable to seasonal borrowings from the Company's working capital facility. Interest rates on substantially all of the long-term debt are fixed and, therefore, do not materially impact year-to-year comparisons of interest expense.

          For the three months and nine months ended September 30, 1994, the effective income tax rate was 40.8% and 41.2%, respectively, compared to the effective income tax rate in the prior year periods of 43.6% and 39.8%, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state, local and foreign taxes. The effective tax rate for the three months and nine months ended September 30, 1993 included an increase in the Federal income tax rate, partially offset by certain deductible expenses which were provided for in the prior year.

          Net earnings per common share on both a primary and fully diluted basis were $0.24 and $0.76, respectively, for the three months and nine months ended September 30, 1994, compared to $0.18 and $0.63 for the same periods last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 51,619,706 and 51,665,149, respectively, for the three months and nine months ended September 30, 1994 and 51,225,207 and 51,731,532, respectively, for the three months and nine months ended September 30, 1993.

          FINANCIAL CONDITION


          Working Capital
          ---------------
          Cash and cash equivalents at September 30, 1994 amounted to $33.1 million, compared to $45.3 million at December 31, 1993. During the nine months ended September 30, 1994, net cash used by operating activities totaled $2.6 million, net cash used by investing activities totaled $26.3 million and net cash provided by financing activities totaled $16.7 million.

          Working capital was $565.8 million at September 30, 1994, compared to $533.9 million at December 31, 1993. The current ratio was 3.7 to 1 at September 30, 1994, compared to 4.2 to 1 at December 31, 1993. The increase in working capital is primarily due to an increase in accounts receivable and inventories resulting from seasonal fluctuations and the general improvement of the Company's operations.

          Financing Arrangements
          ----------------------
          As of September 30, 1994, long-term debt, including current maturities, consisted of the following, in millions:
                                              Principal
                                                 Amount
                                              ---------
              10.0% Secured Notes Due 2001    $   104.7
              9.0% Secured Notes Due 2004         149.2
              8.5% Secured Notes Due 1997           7.3
              Secured Term Loan                   279.9
              ILGWU Fund Note                      13.9
              Industrial Revenue Bonds             18.9
              Federal Tax Obligation                3.4
                                              ---------
                                              $   577.3
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

          To meet short-term working capital and other financial requirements, the Company maintains a $148 million working capital facility with a group of banks. The working capital facility, which was increased during the nine months ended September 30, 1994 from its previous level of $135 million, allows for both issuance of letters of credit and cash borrowings. Letter of credit issuances are limited to no more than $100 million; cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. Maximum availability under the facility is determined by the amount of eligible accounts receivable and inventory at each month end (referred to in aggregate as a "borrowing base"). As of September 30, 1994, the Company's borrowing base pertaining to the facility totaled $307.4 million.

          At September 30, 1994, $25.0 million in cash borrowings and $40.4 million in letters of credit were outstanding under the working capital facility.

          The Company believes its  working capital facility, together with
          cash  generated  from  operations,   will  be  adequate  to  meet
          liquidity requirements for the foreseeable future.

                               PART II OTHER INFORMATION
                               -------------------------


          Item 5.        Other Information

               The Company has announced that it intends to separate into three publicly traded entities: INTERCO INCORPORATED, Converse Inc. and The Florsheim Shoe Company. The Company would continue to own and operate Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated. All of the stock of Converse and Florsheim would be distributed as a dividend to existing Company shareholders in what is expected to be a tax free distribution to shareholders.

               Concurrently with the distributions, Converse, Florsheim and the Company will refinance their existing debt. Converse has obtained a commitment from BT Commercial Corporation for a $200 million secured credit facility, of which $75 million is expected to be funded at closing to repay Converse's share of outstanding indebtedness issued in 1992 in connection with the reorganization of the Company and its principal subsidiaries and to pay financing fees. Florsheim expects to issue $85 million of senior notes in a public offering, underwritten by Smith Barney Inc. and BT Securities Corporation, and Florsheim has a commitment from BT Commercial Corporation for a $75 million revolving credit facility. Net proceeds from Florsheim's public debt offering and from an initial funding of $25 million from the revolving credit facility will repay Florsheim's share of the outstanding indebtedness from 1992. As previously announced, the Company has commitments from Bankers Trust Company and Credit Lyonnais for a $285 million term loan and a $75 million revolving credit facility, and from Credit Lyonnais for a $150 million receivables securitization facility, and the proceeds of these borrowings will be used to repay the balance of the outstanding indebtedness from 1992 and to fund working capital needs of the Company. It is anticipated that, at closing, the Company's debt including the receivables securitization facility will be approximately $435 million, Converse's debt will be approximately $75 million and Florsheim's debt will be approximately $110 million.

               It is presently anticipated that the refinancings and the Converse and Florsheim spin-off distributions will be completed on November 17, 1994.

          Item 6.   Exhibits and Reports on Form 8-K

              (a)  11.  Statement re Computation of Net Earnings Per Common
                        Share.

                   27.  Financial Data Schedule

             (b) A form 8-K was not required to be filed during the quarter ended September 30, 1994.

                                      SIGNATURE
                                      ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INTERCO INCORPORATED
                                                     (Registrant)



                                                By Steven W. Alstadt
                                                   ------------------------
                                                   Steven W. Alstadt
                                                   Controller and Chief
                                                   Accounting Officer




          Date:  November 11, 1994

       EXHIBIT 11
                                                        INTERCO INCORPORATED
                                      STATEMENT RE COMPUTATION OF NET EARNINGS PER COMMON SHARE
                                      ---------------------------------------------------------



                                                                                      Nine Months       Nine Months
                                                                                            Ended             Ended
                                                                                     September 30,     September 30,
                                                                                             1994              1993
                                                                                     ------------      ------------
    Primary:

        Weighted average common shares outstanding during the period...............  50,027,681        50,000,140

        Common shares issuable on exercise of stock options (1)....................     840,021           818,938

        Common shares issuable on exercise of warrants (2).........................     752,004           406,129
                                                                                     ----------        ----------
        Weighted average common and common equivalent shares outstanding for
          primary calculation......................................................  51,619,706        51,225,207
                                                                                     ==========        ==========
    Fully diluted:

        Weighted average common and common equivalent shares outstanding for
          primary calculation......................................................  51,619,706        51,225,207

        Common shares issuable on exercise of stock options (3)....................       8,193            86,455

        Common shares issuable on exercise of warrants (4).........................      37,250           419,870
                                                                                     ----------        ----------
        Weighted average common and common equivalent shares outstanding for
          fully diluted calculation................................................  51,665,149        51,731,532
                                                                                     ==========        ==========

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