Form 10-K
INTERCO INC
filed 1995-03-29
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-K



(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
For the fiscal year ended December 31, 1994 or
                          -----------------
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
For    the    transition    period    from    _______________________    to
_______________________

Commission file number I-91
                       ----

                          INTERCO INCORPORATED
-----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                               43-0337683
---------------------------------          ----------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

101 South Hanley Road, St. Louis, Missouri           63105
------------------------------------------     ------------------
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code 314/863-1100
                                          ------------


    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          Name of each exchange on
       Title of each class                    which registered
        -------------------                ------------------------
  Common Stock - $1.00 Stated Value        New York Stock Exchange


    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                    None

-----------------------------------------------------------------
                              (Title of Class)

    Indicate  by  check mark  whether  the  registrant  (1)  has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes      x     No
    ---------     ---------

    Indicate by check mark if  disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995, was approximately $105,641,500.

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
          YES     X         NO
              -------------    -------------


              Indicate  the  number of  shares outstanding  of each  of the
          registrant's  classes   of  common   stock,  as  of   the  latest
          practicable date.

                      50,084,764 shares as of February 28, 1995

                         DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Definitive Proxy Statement for Annual Meeting
           of Stockholders on April 27, 1995 .................... Part III

                                        PART I

          Item 1.  Business
          -----------------
          (a) General development of business

              On November 17, 1994 the Company spun off to its shareholders the common stock of its wholly-owned subsidiaries, Converse Inc. and The Florsheim Shoe Company. The Company continues to operate its furniture businesses, Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated as a single industry segment.

          (c) Narrative Description of Business:

              (1) The  Company  is  a  major  manufacturer  of  residential furniture through its two primary operating subsidiaries, Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated.


          Broyhill Furniture Industries, Inc.
          ----------------------------------
               Broyhill began in 1926 as The Lenoir Chair Company and has grown through acquisitions of local furniture factories and internally generated expansion. Broyhill was acquired by the Company in 1980 and employs approximately 6,900 people.

               Products
                --------
               Broyhill produces medium-priced bedroom, dining room, living room, occasional and stationary and reclining upholstered furniture aimed at the middle-income consumer. Its residential furniture divisions produce a wide range of furnishings in colonial, country, traditional and contemporary styles. The widely recognized Broyhill trademarks include Broyhill, Broyhill Premier, Highland House and Broyhill Showcase Gallery. Broyhill considers these trademarks and trade names to be material to its business.

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

               Highland  House,  a division  of  Broyhill,  operates in  an
               upper-medium  to   high   niche  with   premium   bench-made
               upholstered products.

               The Broyhill Showcase Gallery program provides selected dealers with a merchandise stocking program, advertising and marketing support and educational opportunities.

               Marketing and Distribution
               --------------------------
               Broyhill's management has been innovative in designing new programs to promote the Broyhill line. Key elements of the marketing program include a focused effort on Broyhill's department store and national and regional chain accounts, expansion of the Broyhill Showcase Gallery dealer network and expansion of the Independent Dealer Program.

               Broyhill furniture products are sold primarily through approximately 4,000 retail furniture dealers. Broyhill maintains showrooms in High Point, North Carolina and Chicago, Illinois.

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

               The Broyhill Showcase Gallery program has over 325 participating dealer locations. A showcase gallery, which averages over 6,000 square feet, displays Broyhill furniture in complete, fully-accessorized room settings. This program incorporates a core merchandise stocking program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. New retailers are attracted to the program because it provides for continuity of product and service. Broyhill believes retailers can substantially increase their sales per square foot by conversion to a gallery format. Inventory stock turns for galleries are also normally higher than those for non-gallery programs because more complete room settings are sold from fully-accessorized displays.

               For the smaller Broyhill dealer unable to make a gallery commitment, the Independent Dealer Program was developed. This concept was designed to overcome some of the significant difficulties in running a small independent furniture business and to provide smaller dealers with many of the same advantages of product and service continuity available to larger competitors. Participating retailers commit to a minimum preselected lineup of Broyhill merchandise and receive a detailed advertising and merchandising plan. The program includes three major sales events per year and monthly promotional themes. Professionally-prepared advertising and promotional materials are provided to the dealer at nominal cost to help attract consumer attention at the local level. The program currently has more than 650 retail locations enrolled. In 1992, Broyhill launched an upgraded version of the Independent Dealer Program called the Broyhill Furniture Center. This program includes all the benefits of the Independent Dealer Program plus additional marketing, designing, advertising and financing assistance provided the dealer agrees to commit at least 2,000 square feet of retail floor space to displaying Broyhill products.

               Broyhill  also  offers  a   complete  line  of   hospitality
               furnishings to the hotel, motel and health care industries.

               Many of Broyhill's large retail customers have reduced the level of furniture inventory they hold and now look to manufacturers to provide short turnaround delivery availability. Broyhill has developed a customer sales forecasting system that is designed to enhance customer service while addressing the need for aggressive inventory management. Broyhill's business is not highly seasonal by nature.

               Competition
                -----------
               Based on published industry information, management believes Broyhill is one of the largest and best known brands in the furniture industry. The majority of furniture manufacturers in the United States are small specialty firms with limited market identity.

               The furniture manufacturing business is highly competitive and furniture industry sales have historically been cyclical in nature. Broyhill products compete with products made by a number of furniture manufacturers, including Masco Corporation's furniture divisions, Thomasville Furniture Industries, Inc. (a subsidiary of Armstrong World Industries, Inc.), La-Z-Boy Chair Company, Ladd Furniture, Inc., Bassett Furniture Industries, Inc. and Singer Furniture, as well as numerous smaller producers. The elements of competition include pricing, styling, quality and marketing. Broyhill furniture products are priced in a popular price range and styled to appeal to the growing young to middle-aged adult population. Product quality is monitored carefully through the use of quality assurance programs and customer feedback. Broyhill designers follow the marketplace closely to detect trends in product design. Broyhill believes it is a major manufacturer in the mid-price range in terms of sales volume and product selection offered.

               Manufacturing
               -------------
               Broyhill is a leader in automated furniture manufacturing. To meet the demand for affordable quality products, Broyhill has emphasized the use of mass production techniques.

               Modern facilities, state-of-the-art technology and economies of scale make Broyhill an efficient producer. The mid-price range products in which it specializes are well suited to automated assembly line techniques. Short set-up times and flexible manufacturing test runs have reduced both manufacturing costs and overhead.

               Broyhill believes it is one of the lowest-cost producers in the industry and the most efficient producer in the medium-priced segment of the industry in which it competes because of the degree of automation in its manufacturing facilities, the close proximity of its manufacturing facilities to each other and the size of the company. Its large size enables it to negotiate more favorable agreements with suppliers for raw materials and to achieve economies of scale by utilizing longer productions runs. The high degree of automation also results in additional capacity which can be utilized by adding labor to the present shift and by implementing selected second or third shifts.

               In addition to the Broyhill brand products, Broyhill also manufactures furniture-related products such as particleboard, drawer sides and veneer for internal use and limited sale within the furniture industry.

               Broyhill operates 16 finished goods production and warehouse facilities totalling over 4.9 million square feet of manufacturing and warehouse space. Several supply factories are also maintained for parts production. All but one of the plants are located within 60 miles of Broyhill's Lenoir, North Carolina headquarters, which coordinates centralized accounting, purchasing, credit, traffic and data processing services.

               Broyhill's major raw materials include lumber products, glass, finishing materials, adhesive and upholstered goods, such as foam and fabrics. Raw materials are generally abundant and available from many suppliers.


          The Lane Company, Incorporated
          ------------------------------

               Lane was founded by E.H. Lane in 1912 as a cedar chest maker and has grown internally and by acquiring other furniture companies. Lane was acquired by the Company in 1987. It employs approximately 6,900 people.

               Lane designs and produces furniture through seven operating divisions -- Action Industries, Inc. ("Action Industries"), Lane Division, Hickory Chair Company ("Hickory Chair"), The Pearson Company, Lane Upholstery, Venture Furniture Company ("Venture") and Hickory Business Furniture ("HBF"). All divisions benefit from Lane's management systems, marketing expertise and well-known corporate name. Management believes this decentralized strategy allows the divisions to focus on their competitive strengths and has been a key source of Lane's historical success.

               Products
               --------
               Lane manufactures and sells wood, metal and upholstered (both stationary and reclining) furniture and related furniture components. The collections of related groups of furniture and other products currently include more than 3,000 different items. Lane's product mix is approximately 25% wood furniture and 75% upholstered furniture and other items. Products are sold under the Lane name and other trademarks. Lane considers the Lane, Action, Hickory Chair and James River Collection trademarks and trade names to be material to its business.

               Action Industries manufactures and markets reclining chairs and other motion furniture in the medium price range. Based on published industry information, management believes it is the second largest manufacturer of reclining chairs in the United States, with an approximate 20% share of the market. Action Industries' line of "motion furniture", which incorporates a recliner within a sofa or loveseat, has produced strong sales since its introduction in early 1991. Management believes it is now the largest producer of motion furniture in the industry. To meet the increasing demand for its motion furniture, Action Industries completed construction of an approximately 400,000 square foot manufacturing facility in 1993. Lane's Royal Development Company designs and manufactures the mechanisms used in Action Industries' reclining furniture products. In 1994, Action introduced the Comfort Max sleep sofa which management believes, by use of a new exclusive mechanism and other features, will address the deficiencies consumers have noted over the years about sleep sofas, in general. Regular shipments of this product began in late 1994.

               Lane Division manufactures and sells cedar chests, occasional living room tables, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. Lane Division furniture is sold in the medium to higher price ranges. In 1993, Lane Division positioned itself for future growth with the installation of a state-of-the-art finishing system that will produce excellent product quality at attractive prices. Products using this new technology were introduced in 1994 and were well received by the consumer.

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

               The Pearson Company for over 50 years has been manufacturing and selling contemporary and traditional styles of upholstered furniture including sofas, love seats, chairs and ottomans in the upper-medium price range. The Viceroy Collection, by designer Victoria Moreland, has been a successful product line for the company which is known for its hand tailoring and use of fashion fabrics.

               Lane Upholstery includes two product lines, one of which is composed of contemporary and modern upholstered furniture and metal and glass occasional and dining tables, and the other of which is composed of traditional and contemporary upholstered furniture, primarily sofas, love seats, chairs and ottomans. Lane Upholstery sells in the medium price range.

               Venture markets a product line composed of upholstered furniture made from wicker, rattan and bamboo, together with tables, occasional wood pieces and other home furnishing accessories. Venture manufactures and sells an exclusive line of premium all-weather wicker and upholstered outdoor furniture under the WeatherMaster trademark.

               HBF manufactures and sells a line of office chairs, tables, desks and credenzas in the upper-medium price range.

               Marketing and Distribution
               --------------------------
               Lane's furniture products are distributed nationally, principally to retail outlets, including department stores, leading chain stores, individual retail furniture stores and decorating studios. Lane generally manufactures to order, so that large inventory build-ups are avoided. Lane serves a broad-based clientele of over 12,000 active accounts.

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

               Lane has a growing gallery program in which selected dealers commit floor space to a Lane furniture gallery. The dealers own the galleries and the Lane furniture inventory, while Lane is responsible for decorating the gallery and charges dealers for this service. Approximately 150 dealers currently participate in Lane's gallery program.

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

               Competition
               -----------
               Lane competes in the medium to high price range, where styling and quality considerations are more important competitive factors than price. Lane maintains a policy of providing its customers with high quality and current styles. To meet changing consumer tastes, Lane updates its product offerings on a continuous basis, combining its line of traditional models with up-to-date styles. Lane's primary competitors are other manufacturers of furniture, including La-Z-Boy Chair Company, Thomasville Furniture Industries, Inc. (a subsidiary of Armstrong World Industries, Inc.), Masco Corporation's furniture divisions, Century Furniture Co. and Ladd Furniture, Inc.

               Manufacturing
               -------------
               Lane operates 15 production and warehouse facilities totaling over 5.0 million square feet. Recent investment in advanced technology manufacturing equipment has increased factory productivity. Lane's company headquarters is located in Altavista, Virginia, with major plants located there and in Rocky Mount, Virginia and Hickory and High Point, North Carolina. Action Industries' main plant and headquarters is located in Verona, Mississippi with three other plants in Tupelo, Pontotoc and Saltillo, Mississippi.

               Lane's major raw materials include lumber products, glass, paints and stains, adhesives and upholstery components, such as foam and fabrics. In addition, Lane purchases finished furniture goods made to its specifications, which are then sold to Lane customers. Raw materials are generally abundant and available from many suppliers.

          Backlog
          -------
               The combined order backlog of the operating companies at the end of December, 1994 aggregated approximately $150 million, compared to approximately $152 million at the end of December, 1993.


          Trademarks and Trade Names
          --------------------------
               Each of the operating companies utilizes trademarks and trade names extensively to promote brand loyalty among consumers. The Company aggressively protects its trademarks and trade names by taking appropriate legal action against anyone who infringes upon or misuses them.

          Governmental Regulations
          ------------------------
               The Company does not believe compliance by it with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon capital expenditures, earnings or competitive position. See - "Legal Proceedings".

          Employees
          ---------
               As of December 31, 1994, the Company and its subsidiaries employed approximately 13,800 people, of which approximately 40 are located at Company headquarters in St. Louis, Missouri.

          Item 2.  Properties
          -------------------
               The Company owns or leases the following principal plants, offices and warehouses:

                                                          Floor     Owned
                                         Type of          Space      or
          Division   Location            Facility       (Sq. Ft.)   Leased
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

          Broyhill   Conover, NC         Plant/Warehouse  316,542   Owned

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

          Lane       Altavista, VA       Plant/Warehouse1,091,600   Owned

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

          Lane       Conover, NC         Plant/Warehouse  348,180   Owned

          Lane       Conover, NC         Plant            150,130   Owned

          Lane       Hickory, NC         Plant/Warehouse  641,214   Owned

          Lane       Hickory, NC         Plant/Warehouse  169,902   Owned

          Lane       High Point, NC      Plant            187,162   Owned

          Lane       High Point, NC      Plant/Warehouse  156,000   Owned

                                                          Floor     Owned
                                         Type of          Space      or
          Division   Location            Facility       (Sq. Ft.)   Leased
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

          Lane       Rocky Mount, VA     Plant/Warehouse  598,962   Owned

          Lane       Verona, MS          Plant/Warehouse  395,050   Owned

          Lane       Saltillo, MS        Plant/Warehouse  567,500   Owned

          Lane       Tupelo, MS          Plant/Warehouse  396,175   Owned

          Lane       Rocky Mount, VA     Plant             50,300   Owned

          Lane       Smyrna, TN          Plant             28,300   Owned


          _______________



          Substantially all of the owned properties listed above are encumbered by a first priority lien and mortgage pursuant to the Company's Secured Credit Agreement with Bankers Trust Company, as Agent, and the banks named therein, dated as of November 17,
          1994. In addition, the Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing industrial revenue bonds.

          The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were effectively utilized during calendar 1994 at moderate to high levels of productive capacity and believes that in general its facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

          Item 3.  Legal Proceedings
          --------------------------

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


          Item 4.  Submission of Matters to a Vote of Security Holders
          ------------------------------------------------------------
               Not applicable.


                                       PART II
                                       -------

          Item 5.  Market for The Registrant's Common Equity and Related
          --------------------------------------------------------------
          Stockholder Matters
          -------------------
               As of February 28, 1995, there were approximately 3,015 holders of record of Common Stock.

               Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock
               Exchange is included in Note 16 to the consolidated financial statements of the Company.

               The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 1993 and December 31, 1994.

               A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 10 to the consolidated financial statements of the Company.

          Item 6.  Selected Financial Data
          --------------------------------
                               FIVE YEAR CONSOLIDATED FINANCIAL REVIEW




--------------------------------------------------------------------------------
----------------------------------
     (Dollars in thousands except per    Year Ended   Year Ended       Five
Months Ended <F1>    Fiscal Years Ended
      share data)                        ----------   ----------
-----------------------   -------------------------
                                            Dec. 31,     Dec. 31,     Dec. 31,/

   Aug. 2,      Feb. 29,      Feb. 23,
                                               1994         1993         1992 /

     1992          1992          1991

-------------------------------------------------------------------------/------
----------------------------------
                                                                              /
     Summary of Operations:                                                   /
       Net sales                         $1,072,696   $  980,532   $  394,873 /
$  356,705   $   819,359   $   786,556
       Gross profit                         298,712      275,323      108,858 /

   96,849       229,219       221,570
       Interest expense                      37,886       38,621       16,358 /

   29,689        88,310       241,083
       Earnings (loss) before income tax                                      /
         expense (benefit), discontinued                                      /
         operations, extraordinary item                                       /
         and cumulative effect of                                             /
         accounting change                   48,841       37,266       18,045 /

  247,716       (39,087)     (200,871)
       Income tax expense (benefit)          20,908       15,924        6,807 /

   (1,206)       (3,589)      (65,241)
       Net earnings (loss) before                                             /
         discontinued operations,                                             /
         extraordinary item and                                               /
         cumulative effect of                                                 /
         accounting change                   27,933       21,342       11,238 /

  248,922       (35,498)     (135,630)
       Discontinued operations               10,339       24,026       10,088 /

 (136,347)      (13,394)      (40,706)
       Extraordinary item                         -            -            - /

1,075,466             -            -
       Cumulative effect of accounting                                        /
         change                                   -            -            - /

   (1,719)            -            -
       Net earnings (loss) applicable to                                      /

                    <F2>
         common stock                    $   38,272   $   45,368   $   21,326 /
$1,186,322    $  (48,892)   $ (272,097)
                                                                              /
     Per share of common stock -                                              /
         primary and fully diluted:                                           /
         Net earnings (loss) before                                           /
           discontinued operations,                                           /
           extraordinary item and                                             /
           cumulative effect of                                               /

                    <F2>
           accounting change             $     0.54   $     0.41   $     0.23 /
$     6.42    $   (0.92)   $     (5.98)
         Discontinued operations               0.20         0.47         0.20 /

    (3.52)       (0.34)         (1.05)
         Extraordinary item                       -            -            - /
    27.72            -              -
         Cumulative effect of accounting                                      /

           change                                 -            -            - /

    (0.04)           -              -
         Net earnings (loss) applicable                                       /


           to common stock               $     0.74   $     0.88   $     0.43 /
$    30.58    $   (1.26)   $     (7.03)
                                                                              /

                  <F2>
       Weighted average common and common                                     /


         equivalent shares outstanding -
         fully diluted (in thousands)        51,506       51,397       50,000 /

   38,796       38,731         38,720
                                                                              /
     Other Information (continuing                                            /
       operations):                                                           /
       Working capital                   $  306,987   $  271,588   $  261,967 /

$  261,357  $   426,852     $   380,834
       Property, plant and equipment, net   181,393      191,581      186,046 /

  189,039<F3>  114,239         112,325
       Capital expenditures                  21,108       30,197        8,850 /

    7,041       20,099          14,255
       Total assets                         891,878      858,163      870,115 /

  893,012      800,840         652,738
       Long-term debt                       409,679      403,255      407,898 /

  443,165            -<F4>           -<F4>
       Shareholders' equity (deficit)    $  275,394   $  338,557   $  293,114 /
$  275,400  $(1,186,522)    $(1,135,211)

-------------------------------------------------------------------------/------
-----------------------------------

<F1>  As discussed in Note 2 to  the Consolidated Financial Statements, the
Company changed its fiscal year  to end on December 31.
      As also discussed in Note 2, the Company's adoption of fresh-start reporting required reporting calendar 1992 results in two
      22 week periods.

<F2>  As  discussed  in  Note 2  to  the  Consolidated  Financial  Statements,
the Company stopped providing for preferred dividend requirements in fiscal 1992.

<F3>  In connection with  the adoption of fresh-start reporting,  property, plant and equipment was adjusted to fair value resulting in an increase of approximately $77,500 as of August 2, 1992.

<F4>  Long-term debt  (including debt  pertaining to  discontinued operations)
totaling $1,055,132  and $1,007,882 was reclassified
      to liabilities subject to compromise as of February 29, 1992 and February 23, 1991, respectively.

        Item  7.    Management's  Discussion and  Analysis  of  Financial
        -----------------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                          OPERATIONS AND FINANCIAL CONDITION



          Results of Operations

                    INTERCO  INCORPORATED  (the   "Company")  is  a   major
               manufacturer of residential furniture. The Company has two primary operating subsidiaries, Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated.

                    On  November  17,  1994,  the   Company  simultaneously
               refinanced the majority of its outstanding indebtedness and distributed to holders of its common stock the common stock of The Florsheim Shoe Company and the common stock of Converse Inc. (which, in aggregate, represented the Company's footwear segment). Upon completion of this restructuring, the Company retained no ownership interest or management control of the footwear businesses. Accordingly, the financial results of the footwear businesses have been reflected as discontinued operations for all periods presented, and the Company's financial results of prior years have been restated.

                    Effective December  31, 1992,  the Company  changed its
               fiscal year end to December 31. For purposes of this discussion, calendar 1994 refers to the 12 month period ended December 31, 1994, calendar 1993 refers to the 12 month period ended December 31, 1993 and calendar 1992 refers to the two five month periods ended December 31, 1992 and August 2, 1992.

                    On January  24,  1991,  INTERCO  INCORPORATED  and  its
               domestic subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court"). The Company emerged from Chapter 11 effective with the beginning of business on August 3, 1992. In general, the Plan of Reorganization (the "Plan") provided for resolution of all claims against the Company as of January 24, 1991, the Chapter 11 filing date, as well as resolution of certain legal disputes, in exchange for cash, new indebtedness and/or new common equity securities. The Plan provided for no distributions to the holders of the Company's Series D Preferred Stock, Series E Preferred Stock or common stock, and all outstanding shares of those equity securities were cancelled as of the effective date of the Plan.

                    As  of  August  2,   1992,  in  accordance  with  AICPA
               Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements as of August 2, 1992. Accordingly, a vertical black line is shown to separate post-emergence operations from those prior to August 3, 1992 in the consolidated financial statements since they have not been prepared on a comparable basis.

                Selected financial information for the last three years is presented below:

--------------------------------------------------------------------------------
              (In millions except per share data)
Calendar 1992

------------------------
                                        Calendar 1994  Calendar 1993  Five
Months /Five Months
                                           Year Ended     Year Ended
Ended /      Ended
                                          December 31,   December 31, December
31,/   August 2,
                                                 1994           1993
1992 /       1992

--------------------------------------------------------------------/-----------

/
              Net sales                      $1,072.7         $980.5
$394.9 /   $  356.7
              Gross profit                      298.7          275.3
108.9 /       96.8
              Selling, general and

/
                administrative expenses         213.6          201.2
77.0 /       76.4
              Earnings from operations           85.1           74.1
31.9 /       20.4
              Interest expense                   37.9           38.6
16.4 /       29.7
              Other income, net                   1.7            1.8
2.5 /        0.4
              Reorganization items               --             --           --

/      256.7
              Income tax expense (benefit)       20.9           15.9
6.8 /       (1.2)
              Extraordinary item - gain on

/
                extinguishment of debt           --             --           --

/    1,075.5
              Cumulative effect of accounting

/
                changes                          --             --           --

/       (1.7)
              Net earnings per common share:

/
                Continuing operations        $   0.54         $ 0.41       $
0.23 /   $   --
                Total                        $   0.74         $ 0.88       $
0.43 /   $   --

====================================================================/===========

     Net Sales

          Sales for calendar 1994 were $1.07 billion, an increase of 9.4% over calendar 1993 which had sales of $0.98 billion. Calendar 1993 sales represented an increase of 10.3% over the comparable (12 month) period in 1992. For calendar 1992 (ten month period), sales increased 10.2% over the same period in the prior year. The sales performance for all periods reflects an improving U.S. economy, favorable industry conditions and product offerings and marketing programs that were well received by customers.

     Gross Profit

          Gross profit  for calendar  1994 was  $298.7  million, compared  to
     $275.3 million for  calendar 1993, an increase of 8.5%.   The increase
     in gross profit resulted from an increase in sales, partially offset by a reduction in gross profit margin. The reduction in gross profit margin, from 28.1% in calendar 1993 to 27.8% in calendar 1994, was primarily a result of start-up costs at a new $10 million motion upholstery manufacturing facility, the testing of an $8 million state-of-the-art finishing facility and the impact of an explosion and fire that destroyed a particleboard plant in November 1994, partially offset by favorable factory utilization rates.

          Gross profit for calendar 1993 increased 13.4% over  the comparable
     (12  month) period in 1992.   The increase resulted  from increases in
     sales  and gross profit margin.   The increase in gross profit margin,
     to 28.1% in calendar 1993 from 27.3% for the comparable (12 month) period in 1992, was a result of favorable factory utilization and sales of higher margin products resulting from internal profit improvement programs, partially offset by increased depreciation expense related to fair value adjustments recorded at August 2, 1992.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased to $213.6 million in calendar 1994 from $201.2 million in calendar 1993, an increase of 6.2%. As a percent of net sales, selling, general and administrative expenses decreased to 19.9% in calendar 1994 from 20.5%
     in   calendar  1993.     The   reduction  in   selling,  general   and
     administrative expenses as  a percent of net sales is  attributable to
     the  Company's  continuing   emphasis  on  control  and  reduction  of
     operating expenses,   as  well as a nonrecurring  $2.6 million  charge
     included   in   calendar   1993   related   to   the  Company's   1992
     reorganization.

          Selling, general and administrative expenses for calendar 1993 increased 10.6% over the comparable (12 month) period in 1992, and, as a percent of net sales, remained unchanged at 20.5%.  Selling, general
     and  administrative  expenses   increased  due  to  sales  growth  and
     additional  depreciation  and   amortization  related  to  fair  value
     adjustments recorded at August 2, 1992, partially offset by the Company's ongoing efforts to manage expenses relative to revenue growth.

     Interest Expense

          Interest expense for calendar 1994 totaled $37.9 million and reflects approximately one and one-half months of interest expense on the Company's new debt structure and approximately ten and one-half months of interest expense on the refinanced long-term debt.

          Interest expense  for calendar 1993 totaled  $38.6 million.   As of
     August 3, 1992, the Company, in connection with its emergence from Chapter 11 and pursuant to the Plan, issued long-term debt (along with cash, common stock and warrants to purchase common stock) to settle pre-petition liabilities. As a result, interest expense for calendar 1993 was based on the Company's post-emergence debt structure and, therefore, is not comparable to the same periods of the prior year.

          Interest expense for the five months ended December 31, 1992, which totaled $16.4 million, was also based on the Company's post-emergence debt structure whereas interest expense for the five months ended August 2, 1992, which totaled $29.7 million, was based on the Company's pre-emergence debt structure.

     Other Income, Net

          Other income, net for calendar 1994, 1993 and 1992 (ten months) totaled $1.7 million, $1.8 million and $2.9 million, respectively. For calendar 1994, other income, net consisted of interest income on short-term investments of $0.8 million and other miscellaneous income and (expense) items totaling $0.9 million.

     Reorganization Items

          Reorganization items consist  of: adjustments to record assets  and
     liabilities   at  fair   value  in   connection  with   the  Company's
     implementation of fresh-start reporting; and income, expenses and other costs directly related to the reorganization of the Company from the Chapter 11 filing date to its emergence from bankruptcy effective August 3, 1992. Additional information is presented in Note 4 of the Notes to Consolidated Financial Statements.

     Income Tax Expense (Benefit)

          For calendar 1994, the Company provided  for income taxes  totaling
     $20.9 million  on  earnings   before  income   tax  expense   totaling
     $48.8 million, producing an effective tax rate of 42.8%, compared to an effective tax rate for calendar 1993 of 42.7%. The effective tax rates for both years were adversely impacted by certain nondeductible expenses incurred (amortization of excess reorganization value) and provisions for state and local taxes, partially offset by certain deductible expenses provided for in prior years.

          The effective tax rate for calendar 1992 was adversely impacted by certain nondeductible expenses incurred, including a substantial portion of the expenses relating to the reorganization items, and provisions for state and local taxes.
     Extraordinary Item - Gain on Extinguishment of Debt

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

     Cumulative Effect of Accounting Changes

          In connection with the adoption of fresh-start reporting, the Company was required to adopt SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", as of August 2, 1992. The Company recognized the full amount of the initial liability upon
     adoption of  SFAS No. 106.   The cumulative  effect of  the change  on
     retained earnings prior to the adoption of fresh-start reporting at August 2, 1992 was a charge of $1.7 million, net of income taxes of $0.9 million. In addition, the Company was required to adopt SFAS No.
     109,  "Accounting  for Income  Taxes",  as  of August  2,  1992.   The
     adoption of SFAS No. 109 had no impact on calendar 1992 continuing operations.

     Net Earnings Per Common Share

          Net earnings per common share from continuing operations on both a primary and fully diluted basis were $0.54 and $0.41 for calendar 1994
     and 1993, respectively.   Pursuant to the Plan, the  Company cancelled
     all outstanding equity securities effective with the beginning of business on August 3, 1992 and issued new common stock. Accordingly, net earnings per common share for periods prior to August 3, 1992 are not comparable.

          Weighted average shares used in the calculation of primary and fully diluted net earnings per common share for calendar 1994 were 51,495,000 and 51,506,000, respectively.

Financial Condition

     Working Capital

          Cash and cash equivalents at December 31, 1994 totaled $32.1 million, compared to $34.8 million at December 31, 1993. For calendar 1994, net cash used by operating activities (including net cash used by discontinued operations) totaled $6.1 million. Net cash used by
     investing activities  totaled $15.5 million,   including $21.1 million
     of capital expenditures incurred to add, upgrade or replace property, plant and equipment. Net cash provided by financing activities during calendar 1994 totaled $18.9 million, the majority of which pertained
     to  increases  in  long-term  debt  as  a  result  of  the   Company's
     refinancing  and  distribution  of  discontinued   operations  to  the
     Company's shareholders.

          Working capital was $307.0 million at December 31, 1994, compared to $271.6 million (excluding net current assets of discontinued
     operations) at December 31, 1993.   The current ratio was 4.1 to  1 at
     December 31,  1994 and  December 31,  1993.   The increase  in working
     capital between years is a result of the Company's growth as demonstrated by the improved sales and earnings performance described previously.

     Financing Arrangements

          At   December   31,  1994,   long-term   debt,   including  current
     maturities,  totaled  $426.3  million,  compared   to  $408.0  million
     (excluding  long-term debt  allocated  to discontinued  operations) at
     December 31,  1993.   The increase in long-term  debt, totaling  $18.3
     million,  was  primarily a  result  of  fees paid  by  the  Company to complete  the  shareholder distribution  and  debt  refinancing  noted
     earlier.   The  Company's  debt-to-capitalization ratio  was  60.8% at
     December 31, 1994, compared to 54.7% at December 31, 1993. However, excluding the net equity of discontinued operations (which was subsequently distributed to the Company's shareholders), the debt-to-capitalization ratio at December 31, 1993 would have been 60.8%, the same as reported at December 31, 1994.

          To   meet   short-term   working  capital   and   other   financial
     requirements, the Company maintains a $75 million revolving credit facility as part of its Secured Credit Agreement with a group of
     banks.  The  revolving credit  facility allows for   both  issuance of
     letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $35 million for the first year of the facility, with $5 million annual increases up to a maximum limitation of $50 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. See Note 8 of the Notes to Consolidated Financial Statements for additional
     information.   At  December 31,  1994, there  were no  cash borrowings
     outstanding under the revolving credit facility; however, there were $21.7 million in letters of credit outstanding.

          In addition to the  revolving credit facility, the Company also had
     $20   million   of   excess   availability   under   its   Receivables
     Securitization Facility as of December 31, 1994.

          The Company believes its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

        Item 8.  Financial Statements and Supplementary Data
        ----------------------------------------------------

                                  CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------
          (Dollars in thousands)                            December 31,
December 31,
                                                                   1994

 1993

-----------------------------------------------------------------------------


          Assets
          Current assets:
            Cash and cash equivalents                         $  32,145     $
34,809
            Receivables, less allowances of
              $5,062 ($4,060 at December 31,
              1993) (Note 9)                                    202,270
174,291
            Inventories (Note 7)                                155,031
134,478
            Prepaid expenses and other current
              assets                                             15,122
14,989
            Net current assets of discontinued
              operations (Note 3)                                     -
262,327

-----------------------------------------------------------------------------
              Total current assets                              404,568
620,894
          Property, plant and equipment:
            Land                                                 11,933
11,933
            Buildings and improvements                          111,076
106,623
            Machinery and equipment                             115,407
106,354

-----------------------------------------------------------------------------
                                                                238,416
224,910
            Less accumulated depreciation                        57,023
33,329

-----------------------------------------------------------------------------
              Net property, plant and equipment                 181,393
191,581
          Reorganization value in excess of
            amounts allocable to identifiable
            assets, net (Note 2)                                128,414
135,716
          Trademarks and trade names, net (Note 2)              147,353
151,274
          Other assets                                           30,150
21,025

-----------------------------------------------------------------------------
                                                               $891,878
$1,120,490

=============================================================================

          Liabilities and Shareholders' Equity
          Current liabilities:
            Current maturities of long-term
              debt (Note 9)                                    $ 16,574      $

4,739
            Accounts payable                                     37,721
32,426
            Accrued employee compensation                        19,771
13,101
            Accrued interest expense                              1,652

3,307
            Other accrued expenses                               28,015
22,537
            Income taxes                                         (6,152)
10,869

-----------------------------------------------------------------------------
              Total current liabilities                          97,581
86,979
          Long-term debt, less current
            maturities (Note 9)                                 409,679
403,255
          Net noncurrent liabilities of
            discontinued operations (Note 3)                          -
187,258
          Other long-term liabilities                           109,224
104,441

          Shareholders' Equity:
            Preferred stock, authorized
              10,000,000 shares, no par value -
              issued, none                                            -

    -
            Common stock, authorized
              100,000,000 shares, $1.00 stated
              value - issued 50,076,515 and
              50,004,282 shares at December 31,
              1994 and 1993 (Note 10)                            50,076
50,004
            Paid-in capital                                     220,788
226,391
            Retained earnings                                     4,530
62,162

-----------------------------------------------------------------------------
              Total shareholders' equity                        275,394
338,557

-----------------------------------------------------------------------------
                                                               $891,878
$1,120,490

=============================================================================

          See accompanying notes to consolidated financial statements.

                                  CONSOLIDATED STATEMENT OF OPERATIONS


--------------------------------------------------------------------------------
-----------
      (Dollars in thousands except per                                   Five
Months /Five Months
      share data)                               Year Ended   Year Ended
Ended /      Ended
                                               December 31, December 31,
December 31,/   August 2,
                                                      1994         1993
1992 /       1992

-------------------------------------------------------------------------------/
-----------

   /
      Net sales                                $ 1,072,696  $   980,532  $
394,873 /$   356,705
      Costs and expenses:

   /
        Cost of operations                         752,528      685,749
278,711 /    253,528
        Selling, general and administrative

   /
          expenses                                 199,333      186,205
70,896 /     74,715
        Depreciation and amortization (includes

   /
          $16,900, $16,463, $6,695 and $0

   /
          related to fair value adjustments)        35,776       34,455
13,370 /      8,104

-------------------------------------------------------------------------------/
-----------
      Earnings from operations                      85,059       74,123
31,896 /     20,358


   /
      Interest expense                              37,886       38,621
16,358 /     29,689
      Other income, net                              1,668        1,764
2,507 /        383

-------------------------------------------------------------------------------/
-----------
      Earnings (loss) before reorganization

   /
        items, income tax expense (benefit),

   /
        discontinued operations,

   /
        extraordinary item and cumulative

   /
        effect of a change in accounting

   /
        principle                                   48,841       37,266
18,045 /     (8,948)
      Reorganization items (Note 4)                    -            -
-   /    256,664

-------------------------------------------------------------------------------/
-----------
      Earnings before income tax expense

   /
        (benefit), discontinued operations,

   /
        extraordinary item and cumulative

   /
        effect of a change in accounting

   /
        principle                                   48,841       37,266
18,045 /    247,716
      Income tax expense (benefit) (Note 11)        20,908       15,924
6,807 /     (1,206)

-------------------------------------------------------------------------------/
-----------
      Net earnings before discontinued

   /
        operations, extraordinary item and

   /
        cumulative effect of a change in

   /
        accounting principle                        27,933       21,342
11,238 /    248,922
      Discontinued operations (Note 3):

   /
        Earnings (loss) from operations,

   /
          net of taxes                              25,443       24,026
10,088 /   (112,522)
        Loss on distribution, net of taxes         (15,104)         -
-   /          -
        Cumulative effect of accounting change         -            -
-   /    (23,825)

-------------------------------------------------------------------------------/
-----------
      Net earnings before extraordinary item

   /
        and cumulative effect of a change in

   /
        accounting principle                        38,272       45,368
21,326 /    112,575
      Extraordinary item - gain on

   /
        extinguishment of debt (Note 5)                -            -
-   /  1,075,466
      Cumulative effect on prior years of

   /
        a change in accounting for

   /
        postretirement benefits other than

   /
        pensions and income taxes (Note 6)             -            -
-   /     (1,719)

-------------------------------------------------------------------------------/
-----------
      Net earnings                             $    38,272  $    45,368  $
21,326 /$ 1,186,322

===============================================================================/
===========


   /
      Net earnings per common share -

   /
        primary and fully diluted (Note 2):

   /
        Net earnings before discontinued

   /
          operations, extraordinary item and

   /
          cumulative effect of a change in

   /
          accounting principle                 $      0.54  $      0.41  $
0.23 /$      6.42
        Discontinued operations                       0.20         0.47
0.20 /      (3.52)
        Extraordinary item - gain on
   /
          extinguishment of debt                       -            -
-   /      27.72
        Cumulative effect on prior years of

   /
          a change in accounting for

   /
          postretirement benefits other

   /
          than pensions and income taxes               -            -
-   /      (0.04)

-------------------------------------------------------------------------------/
-----------
      Net earnings per common share            $      0.74  $      0.88  $
0.43 /$     30.58

===============================================================================/
===========
      See accompanying notes to consolidated financial statements.

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------
-----------
      (Dollars in thousands)                                             Five
Months /Five Months
                                                Year Ended   Year Ended
Ended /      Ended
                                               December 31, December 31,
December 31,/   August 2,
                                                      1994         1993
1992 /       1992

-------------------------------------------------------------------------------/
-----------
      Cash Flows from Operating Activities:

   /

   /
        Net earnings                            $   38,272   $   45,368  $
21,326 /$ 1,186,322
        Adjustments to reconcile net earnings

   /
          to net cash provided (used) by

   /
          operating activities:

   /
          Net adjustment in accounts for fair

   /
            value                                      -            -
-   /   (263,768)
          Gain on extinguishment of debt               -            -
-   / (1,075,466)
          Net (earnings) loss from discontinued

   /
            operations                             (10,339)     (24,026)
(10,088)/    136,347
          Cumulative effect of a change in

   /
            accounting for postretirement

   /
            benefits other than pensions

   /
            and income taxes                           -            -
-   /      1,719
          Depreciation of property, plant and

   /
            equipment                               25,675       24,304
9,140 /      7,793
          Amortization of intangible assets         10,101       10,151
4,230 /        311
          Noncash interest and other expense           196        2,097
188 /        866
          (Increase) decrease in receivables       (27,979)      (3,237)
(16,400)/      3,234
          (Increase) decrease in income tax

   /
            refund receivable                          -            -
6,327 /     (1,317)
          (Increase) decrease in inventories       (20,553)     (11,072)
6,742 /     (2,777)
          (Increase) decrease in prepaid

   /
            expenses and other assets               (8,807)        (714)
3,553 /     (1,805)
          Increase (decrease) in accounts

   /
            payable, accrued interest expense

   /
            and other accrued expenses              15,788       (3,866)
(26,158)/     41,343
          Increase (decrease) in income taxes      (17,021)       3,938
(2,268)/       (375)
          Increase (decrease) in net deferred

   /
            tax liabilities                          7,904          969
4,348 /     (1,381)
          Increase (decrease) in other long-

   /
            term liabilities                        (2,676)        (886)
3,971 /      2,934

-------------------------------------------------------------------------------/
-----------
        Net cash provided by continuing operations  10,561       43,026
4,911 /     33,980
        Net cash provided (used) by discontinued

   /
          operations                               (16,695)     (11,993)
6,773 /    (43,818)

-------------------------------------------------------------------------------/
-----------
        Net cash provided (used) by operating

   /
          activities                                (6,134)      31,033
11,684 /     (9,838)

-------------------------------------------------------------------------------/
-----------
      Cash Flows from Investing Activities:

   /
        Proceeds from the disposal of assets         5,621          358
173 /      1,242
        Additions to property, plant and

   /
          equipment                                (21,108)     (30,197)
(8,850)/     (7,041)

-------------------------------------------------------------------------------/
-----------
        Net cash used by investing activities      (15,487)     (29,839)
(8,677)/     (5,799)

-------------------------------------------------------------------------------/
-----------
      Cash Flows from Financing Activities:

   /
        Additions to long-term debt                423,000          -
-   /        -
        Payments of long-term debt                (404,741)     (20,940)
(19,144)/        -
        Proceeds from the issuance of common stock     698           42
-   /        -

-------------------------------------------------------------------------------/
-----------
        Net cash provided (used) by financing

   /
          activities                                18,957      (20,898)
(19,144)/        -

-------------------------------------------------------------------------------/
-----------
      Cash Flows from Reorganization Activities:

   /
        Payments of liabilities subject to

   /
          compromise                                   -            -
-   /   (241,287)
        Payments of deferred financing fees

   /
          and expenses                                 -            -
-   /     (1,736)
        Proceeds from cash held in trust               -            -
-   /     27,351

-------------------------------------------------------------------------------/
-----------
        Net cash used by reorganization activities     -            -
-   /   (215,672)

-------------------------------------------------------------------------------/
-----------
      Net decrease in cash and cash equivalents     (2,664)     (19,704)
(16,137)/   (231,309)
      Cash and cash equivalents at beginning

   /
        of period                                   34,809       54,513
70,650 /    301,959

-------------------------------------------------------------------------------/
-----------
      Cash and cash equivalents at end of period $  32,145   $   34,809  $
54,513 /$    70,650

===============================================================================/
===========
      Supplemental Disclosure:

   /
        Cash payments (refunds) for income

   /
          taxes, net                             $  37,127   $   11,115  $
(1,817)/$       910

===============================================================================/
===========
        Cash payments for interest, exclusive

   /
          of reorganization activities           $  39,345   $   38,454  $
29,474 /$       194

===============================================================================/
===========

      See accompanying notes to consolidated financial statements.

                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


--------------------------------------------------------------------------------
-------------
    (Dollars in thousands)
Retained
                                  Preferred Stock     Common    Paid-In
Earnings
                                Series D   Series E    Stock    Capital
(Deficit)       Total

--------------------------------------------------------------------------------
-------------

    Balance February 29, 1992    $ 1,146    $ 3,321  $ 3,873  $ 199,084
$(1,393,946) $(1,186,522)

    Net earnings - Five months
      ended August 2, 1992
1,186,322    1,186,322
    Conversion of preferred
      stock:
      Series D - 1,600 shares       (160)                 15        145

            -
    Foreign currency translations
      - Five months ended
      August 2, 1992
200          200
    Fresh-start adjustments:
      Cancellation of former
        equity and elimination
        of deficit                  (986)    (3,321)  (3,888)  (199,229)
207,424          -
      Issuance of new equity                          50,000    225,400

        275,400
    Net earnings - Five months
      ended December 31, 1992
21,326       21,326
    Foreign currency translations
      - Five months ended
      December 31, 1992
(3,612)      (3,612)

--------------------------------------------------------------------------------
-------------
    Balance December 31, 1992        -          -     50,000    225,400
17,714      293,114
    Net earnings
45,368       45,368
    Common stock activity:
      Stock option grants and
        exercises (Note 10)                                4        988

            992
      Warrant exercises - 282
        shares                                                        3

              3
    Foreign currency translations
(920)        (920)

--------------------------------------------------------------------------------
-------------
    Balance December 31, 1993        -          -     50,004    226,391
62,162      338,557

    Net earnings
38,272       38,272
    Common stock activity:
      Stock option exercises
        (Note 10)                                         71        615

            686
      Warrant exercises - 983 shares                       1         11

             12
    Foreign currency translations
2,659        2,659
    Distribution of discontinued
      operations to shareholders                                 (6,229)
(98,563)    (104,792)

--------------------------------------------------------------------------------
-------------
    Balance December 31, 1994    $   -      $   -    $50,076  $ 220,788  $
4,530  $   275,394

================================================================================
=============
    See accompanying notes to consolidated financial statements.
/TABLE

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (Dollars in thousands except per share data)


          1. The Company

                 INTERCO   INCORPORATED   (the   "Company")  is   a   major
             manufacturer of residential furniture. The Company has two primary operating subsidiaries, Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated.

                 Substantially  all  of the  Company's  sales  are made  to unaffiliated customers. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated sales and no particular concentration of credit risk in one economic section. Foreign operations and sales are not material.

                 On   November  17,   1994,   the  Company   simultaneously
             refinanced the majority of its outstanding indebtedness and distributed to holders of its common stock the common stock of The Florsheim Shoe Company and the common stock of Converse Inc. (which, in aggregate, represented the Company's footwear segment). Upon completion of this restructuring, the Company retained no ownership interest or management control of the footwear businesses. Accordingly, the financial results of the footwear businesses have been reflected as discontinued operations for all periods presented, and the Company's financial results of prior years have been restated.

          2. Significant Accounting Policies

                 The significant accounting policies of the Company are set forth below.

             Fresh-Start Reporting

                 On January 24, 1991, INTERCO INCORPORATED and its domestic subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court"). The Company emerged from Chapter 11 effective with the beginning of business on August 3, 1992. In general, the Plan of Reorganization (the "Plan") provided for resolution of all claims against the Company as of January 24, 1991, the Chapter 11 filing date, as well as resolution of certain legal disputes, in exchange for cash, new indebtedness and/or new common equity securities. The Plan provided for no distributions to the holders of the Company's Series D Preferred Stock, Series E Preferred Stock or common stock, and all outstanding shares of those equity securities were cancelled as of the effective date of the Plan.

                 As  of August 2, 1992, in  accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt "fresh-start" reporting and reflect the effects of such adoption in the financial statements as of August 2, 1992. The ongoing impact of the adoption of fresh-start reporting is reflected in the financial statements for the years ended December 31, 1994 and 1993 and five months ended December 31, 1992.

                 In adopting  fresh-start reporting, the Company,  with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value of the Company was determined by consideration of several factors, including: the discounted residual value of the Company; market share, position and competition of each operating company; projected sales, profitability growth and working capital requirements; and general economic considerations. Various valuation methods were relied upon, including: discounted cash flow, price/earnings ratios, comparable merger and acquisition activities and other applicable ratios and industry indices.

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

                 For purposes  of this annual report,  calendar 1994 refers to the 12 month period ended December 31, 1994, calendar 1993 refers to the 12 month period ended December 31, 1993, and calendar 1992 refers to the two five month periods ended December 31, 1992 and August 2, 1992.

             Principles of Consolidation

                 The consolidated financial statements include the accounts of the Company and all its subsidiaries, the majority of which are wholly owned. All material intercompany transactions are eliminated in consolidation. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53 week fiscal year. Calendar 1994 and calendar 1993 represent 52 week fiscal years. As a result of adopting fresh-start reporting, calendar 1992 included a 22 week period ended August 2, 1992 and a 22 week period ended January 2, 1993 for the operating companies.

             Cash and Cash Equivalents

                 The  Company considers all  short-term investments with an original maturity of three months or less to be cash equivalents. Short-term investments are recorded at amortized cost, which approximates market.

             Inventories

                 Inventories  are stated  at the  lower of  cost (first-in, first-out) or market.

             Property, Plant and Equipment

                 Property, plant  and equipment  are recorded at  cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. For financial reporting purposes, the Company utilizes both accelerated and straight-line methods of computing depreciation and amortization. Such expense is computed based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment. In connection with the adoption of fresh-start reporting, property, plant and equipment were adjusted to fair value resulting in an increase of approximately $77,500 as of August 2, 1992.

             Reorganization  Value  in  Excess  of  Amounts   Allocable  to
          Identifiable Assets

                 As a result of adopting fresh-start reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $146,000. This intangible asset is being amortized on a straight-line basis over a 20 year period.

             Trademarks and Trade Names

                 In connection with the adoption of fresh-start  reporting, the Company recorded approximately $156,800 in fair value of trademarks and trade names based upon an independent appraisal. Such trademarks and trade names are being amortized on a straight-line basis over a 40 year period.

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

             Net Earnings Per Common Share

                 Net earnings  per common  share is  based on  the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Subsequent to the Company's emergence from Chapter 11, net earnings per common share is calculated based on the common stock and common stock equivalents issued in accordance with the Plan. The stock options and warrants issued (Note 10) are considered common stock equivalents. Weighted average shares used in the calculation of primary and fully diluted net earnings per common share for calendar 1994 were 51,495,000 and 51,506,000, respectively.

                 Prior to  the Company's emergence from  Chapter 11, common stock equivalents and the conversion of Series D Preferred Stock were not included in computations of net earnings per common share as they were not dilutive. As a result of the Chapter 11 filing, the Company stopped providing for preferred dividend requirements.

             Reclassification

                 Certain calendar 1993 and  calendar 1992 amounts have been reclassified to conform to the calendar 1994 presentation.

          3. Discontinued Operations

                 On November  17, 1994, the Company  distributed the common stock of each of The Florsheim Shoe Company and Converse Inc. (which, in aggregate, represented the Company's footwear segment) to its shareholders. In accordance with Accounting Principles Board Opinion No. 30, the financial results for the footwear segment are reported as "Discontinued Operations" and the Company's financial results of prior periods have been restated. Condensed results of the discontinued operations were as follows:

--------------------------------------------------------------------------------
----
                               Eleven Months               Five Months / Five
Months
                                       Ended   Year Ended        Ended /
Ended
                                 November 17, December 31, December 31,/
August 2,
                                        1994         1993         1992 /
1992
-----------------------------------------------------------------------/--------
----
                                                                       /
Net sales                           $663,637     $676,282     $267,401 /   $
246,868
=======================================================================/========
====
Earnings (loss) before                                                 /
  reorganization items,                                                /
  income tax expense and                                               /
  cumulative effect of a                                               /
  change in accounting                                                 /
  principle                         $ 40,047     $ 38,706     $ 17,831 /   $
(1,384)
Reorganization items                     -            -            -   /
(110,976)
Income tax expense                    14,604       14,680        7,743 /
162
-----------------------------------------------------------------------/--------
----
Net earnings (loss)                 $ 25,443     $ 24,026     $ 10,088 /
$(112,522)
=======================================================================/========
====
Loss on distribution, net                                              /
  of taxes of $4,564                $(15,104)    $    -       $    -   /   $
-
=======================================================================/========
====
Cumulative effect of                                                   /
  accounting change                 $    -       $    -       $    -   /   $
(23,825)
=======================================================================/========
====

                 The  loss on  distribution reflects  expenses related
             to: the distribution of the common stock of The Florsheim Shoe Company and Converse Inc. to the
             Company's shareholders, including certain expenses associated with establishing the capital structure of each company; compensation expense accrued as a result of adjustments required to be made to exercisable employee  stock  options;  interest  expense  on  certain
             long-term debt defeased, net of estimated interest income to be received from the trustees; and applicable income taxes.

                 Prior to the distribution of the common stock of  The
             Florsheim Shoe Company to its shareholders, the Company had guaranteed certain of Florsheim's retail store operating leases. At December 31, 1994, the Company had guarantees outstanding on 148 retail store leases with a contingent liability totaling approximately $49,400. The Florsheim Shoe Company has agreed to indemnify the Company against any losses incurred as a result of the lease guarantees.

          4. Reorganization Items
                 Reorganization  items  included  in the  consolidated
             statement of operations are summarized as follows:

--------------------------------------------------------------------------------
-

Five Months


 Ended

August 2,


  1992

--------------------------------------------------------------------------------
-
       Adjustments to fair value
$263,768
       Fees for services rendered

(6,996)
       Other reorganization costs
         and expenses

(2,179)
       Debtor-in-possession financing
         fee amortization and expenses

  (263)
       Interest earned on accumulated
         cash resulting from Chapter 11
         proceedings

 2,334

--------------------------------------------------------------------------------
-

$256,664

================================================================================
=

                 Adjustments to  fair value reflect the  net change to
             state assets and liabilities at fair value in accordance with the provisions of SOP 90-7.

          5. Extraordinary Item - Gain on Extinguishment of Debt

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

          6. Cumulative Effect of Accounting Changes

                 In  connection  with   the  adoption  of  fresh-start
             reporting, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", as of August 2, 1992. The cumulative effect of the change on retained earnings, prior to the adoption of fresh-start reporting at August 2, 1992, was approximately $1,700, net of approximately $900 in income taxes. The Company also adopted SFAS No. 109, "Accounting for Income Taxes", as of August 2, 1992. The adoption of SFAS No. 109 had no impact on calendar 1992 continuing operations.

          7. Inventories

            Inventories are summarized as follows:

--------------------------------------------------------------------------------
-
                                                                December 31,
December 31,
                                                                       1994

    1993

--------------------------------------------------------------------------------
-

         Finished products                                         $ 66,445

$ 55,453
         Work-in-process                                             36,365

  32,460
         Raw materials                                               52,221

  46,565

--------------------------------------------------------------------------------
-
                                                                   $155,031

$134,478

================================================================================
=

          8. Short-Term Financing

                 In   conjunction   with   the   November   17,   1994
             distribution of the common stock of The Florsheim Shoe Company and Converse Inc. to the Company's shareholders, the Company refinanced the majority of its indebtedness. As part of this refinancing, the Company entered into a $360,000 Secured Credit Agreement which includes a $75,000 revolving credit facility.

                 The  revolving   credit  facility  allows   for  both
             issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $35,000, with the limitation increasing by $5,000 annually to a maximum of $50,000. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding.

                 As  part  of   the  Secured  Credit  Agreement,   the
             revolving credit facility is secured by a first priority lien on and security interest in substantially all of the Company's assets except for trade receivables. See
             Note 9 - Long-Term Debt - for further information regarding the Secured Credit Agreement.

                 The outstanding  cash borrowings under  the revolving
             credit facility bear interest at a base (prime) rate plus 0.75% or at an adjusted Eurodollar rate plus 1.75%, depending upon which type of loan the Company executes. The "spread" or margin over the base rate and Eurodollar rate is subject to a "step down" or reduction when the Company achieves certain financial performance ratios. At December 31, 1994, there were no cash borrowings outstanding under the revolving credit facility.

                 Under the letter of credit  facility, a fee of  1.75%
             per annum (subject to the same "step down" as noted earlier) is assessed for the account of the lenders ratably. A further fee of 0.25% is assessed on stand-by letters of credit representing a facing fee. A customary administrative charge for processing letters of credit is also payable to the relevant issuing bank. Letter of credit fees are payable quarterly in arrears. At December 31, 1994, there were $21,720 in letters of credit outstanding under the revolving credit facility.

          9. Long-Term Debt

            Long-term debt consisted of the following:

--------------------------------------------------------------------------------
-
                                                               December 31,
December 31,
                                                                      1994

   1993

--------------------------------------------------------------------------------
-
        Secured credit agreement                                  $285,000
$    -
        Receivables securitization facility                        130,000

    -
        Industrial revenue bonds                                     8,000

 12,768
        Federal tax obligation                                       3,253
  3,968
        10.0% secured notes due 2001                                   -

104,734
        9.0% secured notes due 2004                                    -

149,274
        8.5% secured notes due 1997                                    -

  9,334
        Secured term loan                                              -

289,881
        ILGWU fund note                                                -

 16,150

--------------------------------------------------------------------------------
-
                                                                   426,253

586,109
        Less amount allocated to discontinued
          operations                                                   -
(178,115)
        Less current maturities                                    (16,574)

 (4,739)

--------------------------------------------------------------------------------
-
                                                                  $409,679
$403,255

================================================================================
=

                 On  November 17,  1994,  the  Company refinanced  the
             majority of its long-term debt by entering into a $360,000 Secured Credit Agreement ($285,000 term loan facility and $75,000 revolving credit facility) with a group of banks and a $150,000 Receivables Securitization Facility. Proceeds from these loan facilities were used to repay or defease (in the case of the 10.0% Secured Notes) the majority of the Company's outstanding indebtedness. In addition, a certain portion of the Company's long-term debt was allocated to discontinued operations which was repaid in conjunction with the refinancing of those operations at the time of their distribution to the Company's shareholders.

                 The    following   discussion    summarizes   certain
             provisions of the long-term debt.

             Secured Credit Agreement

                 The   common  stock   of   the  Company's   principal
             subsidiaries, substantially all of the Company's cash, working capital (other than trade receivables) and property, plant and equipment, have been pledged or mortgaged as security for the Secured Credit Agreement. The Secured Credit Agreement contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures and incurrence of debt, and requires the Company to achieve certain financial ratios, some of which become more restrictive over time.

                 Borrowings under the $285,000 term loan facility bear
             interest at a base (prime) rate plus 0.75% or at an adjusted Eurodollar rate plus 1.75%, depending upon which type of loan the Company executes. Similar to the revolving credit facility, the "spread" or margin over the base rate and Eurodollar rate is subject to a "step down" or reduction when the Company achieves certain financial performance ratios.

                 The Secured  Credit Agreement (term loan facility and
             revolving credit facility) matures on November 17, 2001. Interest is payable based upon the type (base rate or Eurodollar rate) of loan the Company executes; however, interest is payable quarterly at a minimum. At December 31, 1994, all loans outstanding under the Secured Credit Agreement were based on the Eurodollar rate.

                 Mandatory  principal  payments   of  the  term   loan
             facility are due on the last business day of March and September. Annual principal payments are as follows:

               Year          Amount                      Year          Amount
               ----          ------                      ----          ------
               1995         $15,000                      1998         $40,000
               1996          20,000                      1999          50,000
               1997          30,000                      2000          65,000
                                                         2001          65,000

                In addition to mandatory principal payments, the term
             loan facility requires principal payments from excess cash flow (as defined in the Secured Credit Agreement), and a portion of the net proceeds realized from (i) the sale, conveyance, or other disposition of collateral securing the debt or (ii) the sale by the Company for its own account of additional subordinated debt and/or shares of its preferred and/or common stock.

             Receivables Securitization Facility

                 The   Receivables   Securitization  Facility   is  an
             obligation of the Company which matures on November 15, 1999 and is secured by substantially all of the Company's trade receivables. The facility operates through use of a special purpose subsidiary (Interco Receivables Corp.) which "buys" trade receivables from the operating companies and "sells" interests in same to a third party financial institution, which uses the interests as collateral for borrowings in the commercial paper market to fund the purchases. The Company has accounted for this transaction as long-term debt.

                 The Company pays a commercial paper index rate on all
             funds received (outstanding) on the facility. In addition, a program fee of 0.65% per annum on the entire $150,000 facility is paid on a monthly basis. The $130,000 balance outstanding at December 31, 1994 was unchanged from the original amount drawn under the facility. The Company may increase or decrease its use of the facility on a monthly basis subject to the availability of sufficient trade receivables and the facility's maximum amount ($150,000). As of December 31, 1994, the Company had $20,000 in excess availability under the facility.

             Industrial Revenue Bonds

                 On  January  21, 1994,  the  Company  entered into  a
             secured obligation with the Mississippi Business Finance Corporation to finance the construction of a new furniture manufacturing facility in Tupelo, Mississippi. The industrial revenue bonds totaled $8,000 and bear interest at 8.82% per annum. The bonds mature in annual installments of $800 beginning January 15, 1995 and are secured by the facility and equipment included therein. Because of special tax incentives granted by the State of Mississippi, the Company will receive certain state income tax credits based upon the interest and principal payments made on the bonds.

             Federal Tax Obligation

                 In settlement of certain Federal tax obligations, the
             Company entered into an unsecured obligation with the Internal Revenue Service which matures on August 3, 1998, and bears interest at 8.0%. Interest and principal are paid quarterly based upon a predetermined amortization schedule.

             Other Information

                 Maturities  of long-term  debt are  $16,574, $21,639,
             $31,709,  $41,531 and  $180,800 for  calendar  years 1995
             through 1999, respectively.

          10. Common Stock

                 The Company's restated  certificate of  incorporation
             includes authorization to issue up to 100.0 million shares of common stock with a $1.00 per share stated value. As of December 31, 1994, 50,076,515 shares of common stock were issued and outstanding. It is not presently anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends.

                 Shares  of   common  stock  were  reserved   for  the
             following purposes at December 31, 1994:

--------------------------------------------------------------------------------
--


  NUMBER

OF SHARES

--------------------------------------------------------------------------------
--
        Common stock options:
          Granted
2,643,000
          Available for grant

 710,000
        Common stock warrants
8,397,190

--------------------------------------------------------------------------------
--

11,750,190

================================================================================
==

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

                 Changes   in  options  granted  and  outstanding  are
             summarized as follows:

                                                   Year Ended
Year Ended
                                            December 31, 1994         December
31, 1993
                                        ---------------------
--------------------
                                                       Average
Average
                                             Shares      Price        Shares

Price
                                        -----------    -------     ---------
-------
        Beginning of period               2,915,000    $  7.39     2,500,000
$  7.00
        Granted                             917,000       7.85       461,000

 9.58
        Exercised                           (71,250)      7.00        (4,000)

 7.00
        Cancelled                        (1,117,750)      7.82       (42,000)

 7.92
                                          ---------    -------     ---------
-------
        End of period                     2,643,000    $  4.64     2,915,000
$  7.39
                                          =========    =======     =========
=======
        Exercisable at end of period        954,750                  586,750
                                          =========                =========

                 As a result  of the November 17, 1994 distribution of
             the common stock of The Florsheim Shoe Company and Converse Inc. to the Company's shareholders, options granted to the employees of those operating companies were cancelled. In addition, the exercise prices of the remaining options were adjusted to reflect the distribution in accordance with the antidulution provisions of the 1992 Stock Option Plan.

                 The Company  issued, upon  emergence from Chapter  11
             status, approximately 5.0 million warrants to purchase common stock. Each warrant entitled the holder thereof to purchase one share of common stock at $12.00 per share; provided however, that in the event of certain distributions of assets, the purchase price and number of shares of common stock would be subject to adjustment in accordance with the antidilution provisions of the warrant agreement. The November 17, 1994 distribution to shareholders resulted in the number of warrants increasing by approximately 3.4 million and the exercise price decreasing to $7.13 per share. The warrants, which expire on August 3, 1999, were issued in two series; Series 1 warrants include a five year call protection, whereas Series 2 warrants do not include such a feature. All other terms and conditions of the two series of warrants are identical. The warrants trade on the over-the-counter market.

                 In  accordance  with  the  Plan, all  shares  of  the
             Company's common stock outstanding prior to the Plan's effective date were cancelled, as were all option shares outstanding, shares available for grant, existing stock option plans and common share purchase rights.

          11. Income Taxes

                 Income  tax expense  (benefit) was  comprised of  the
             following:

--------------------------------------------------------------------------------
                                                                  Five Months
/Five Months
                                         Year Ended   Year Ended        Ended /

   Ended
                                        December 31, December 31, December 31,/

August 2,
                                               1994         1993         1992 /

    1992

--------------------------------------------------------------------/-----------
                                                                              /

          Current:                                                            /
            Federal                         $10,095      $11,788       $1,443 /

 $(1,463)
            State and local                   2,909        3,167        1,016 /

   1,638

--------------------------------------------------------------------/-----------
                                             13,004       14,955        2,459 /

     175
          Deferred                            7,904          969        4,348 /

  (1,381)

--------------------------------------------------------------------/-----------
                                            $20,908      $15,924       $6,807 /

 $(1,206)

====================================================================/===========

The  following  table   reconciles  the  differences  between  the   Federal
corporate statutory rate and the Company's effective income tax rate:

--------------------------------------------------------------------/-----------
                                                                  Five Months
/Five Months
                                         Year Ended   Year Ended        Ended /

   Ended
                                        December 31,December  31, December 31,/

August 2,
                                               1994         1993         1992 /

    1992

--------------------------------------------------------------------/-----------
                                                                              /

          Federal corporate                                                   /

            statutory rate                     35.0%        35.0%        34.0%/

    34.0%
          State and local income                                              /
            taxes, net of Federal                                             /
            tax benefit                         2.9          4.2          2.8 /

     0.4
          Reorganization  items                  -            -            -  /

   (35.5)
          Amortization of excess                                              /
            reorganization value                5.2          6.8          5.7 /

      -
          Other                                (0.3)        (3.3)        (4.8)/

     0.6

--------------------------------------------------------------------/-----------
          Effective income  tax rate           42.8%        42.7%        37.7%/

    (0.5)%

====================================================================/===========

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:


-------------------------------------------------------------------------------
                                                             December 31,
December 31,
                                                                    1994

   1993

-------------------------------------------------------------------------------
          Deferred tax assets:
            Expense accruals                                    $  6,109
$  4,973
            Valuation reserves                                     3,027

  3,089
            Inventory costs capitalized                            1,534

  1,418
            Interest expense                                         -

  8,199
            Employee pension plans                                   -

  4,607
            Other                                                  2,404

  1,684

-------------------------------------------------------------------------------
              Total gross deferred tax assets                     13,074
 23,970
            Valuation allowance                                      -

    -

-------------------------------------------------------------------------------
              Total net deferred tax assets                       13,074

 23,970

          Deferred tax liabilities:
            Fair value adjustments                               (70,690)

(77,299)
            Employee pension plans                                (6,139)

    -
            Depreciation                                          (4,441)

 (6,703)
            Other                                                 (7,575)

 (7,835)

-------------------------------------------------------------------------------
              Total deferred tax liabilities                     (88,845)

(91,837)

-------------------------------------------------------------------------------
              Net deferred  tax liabilities                     $(75,771)
$(67,867)

===============================================================================
/TABLE

The net deferred tax liabilities are included in the consolidated balance sheet as follows:

-------------------------------------------------------------------------------
                                                            December  31,
December 31,
                                                                    1994

   1993

-------------------------------------------------------------------------------
          Prepaid expenses and other current assets             $ 12,089
$ 12,534
          Other long-term liabilities                            (87,860)

(80,401)

-------------------------------------------------------------------------------
                                                                $(75,771)
$(67,867)

===============================================================================

                 The Federal income tax returns of the Company and its
             major subsidiaries have been examined by the Internal Revenue Service ("IRS") through February 23, 1991. For tax periods beginning January 1, 1982 and ending February 23, 1991, the Company settled claims by the IRS by entering into an unsecured obligation of approximately $4,800 (See Note 9).

          12. Employee Benefits

                 The  Company sponsors  or  contributes to  retirement
             plans covering substantially all employees. The total cost of all plans for calendar 1994, calendar 1993 and calendar 1992 (ten months) was $6,303, $5,716 and $4,085, respectively.

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

--------------------------------------------------------------------------------
                                                             December 31,
December 31,
                                                                    1994

 1993

--------------------------------------------------------------------------------
       Actuarial present value of benefit obligations:
         Vested benefit obligation                              $179,006
$168,844

=======================
         Accumulated benefit obligation                         $182,903
$171,533

=======================
         Projected benefit obligation                           $202,148
$192,608
       Plan assets at fair value                                 217,535
188,573

--------------------------------------------------------------------------------
       Projected benefit obligation less than
         (greater than) plan assets                               15,387
(4,035)
       Unrecognized net loss                                       3,886

  928
       Unrecognized prior service cost                              (515)

7,599

--------------------------------------------------------------------------------
       Prepaid pension cost                                     $ 18,758       $

4,492

================================================================================

Net periodic pension cost for calendar 1994, 1993 and 1992 includes the following components:

--------------------------------------------------------------------------------
                                                               Five Months /Five
Months
                                      Year Ended   Year Ended        Ended /

Ended
                                     December 31, December 31, December 31,/
August 2,
                                            1994         1993         1992 /

 1992

--------------------------------------------------------------------/-----------
                                                                           /
       Service cost-benefits earned                                        /
         during the period              $  4,758     $  4,575     $  1,868 /   $

1,888
       Interest cost on the projected                                      /
         benefit obligation               13,682       12,818        5,419 /

5,311
       Actual return on plan assets         (159)     (16,863)     (11,269)/
(1,779)
       Net amortization and deferral     (16,297)       1,377        5,007 /
(4,340)

--------------------------------------------------------------------/-----------
       Net periodic pension cost        $  1,984     $  1,907     $  1,025 /   $

1,080

====================================================================/===========

                 Employees  are  covered primarily  by noncontributory
             plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

                 The expected long-term rate  of return on plan assets
             was  8.0%-9.5%   in  calendar   1994,   1993  and   1992.
             Measurement of the projected benefit obligation was based upon a weighted average discount rate of 8.00%, 7.25% and 7.75% and a long-term rate of compensation increase of 4.5%, 4.5% and 5.0% for calendar 1994, 1993 and 1992, respectively.

             Other Retirement Plans and Benefits

                 In  addition to  defined benefit  plans,  the Company
             makes contributions to a defined contribution plan and sponsors an employee savings plan. The cost of these plans is included in the total cost for all plans reflected above.

          13. Lease Commitments

                 Certain   of  the   Company's  real   properties  and
             equipment are operated under lease agreements expiring at various dates through the year 2005. Leases covering equipment generally require, in addition to stated minimums, contingent rentals based on usage. Generally, the leases provide for renewal for various periods at stipulated rates.

                 Rental expense under operating leases was as follows:

--------------------------------------------------------------------------------


                                                                 Five Months
/Five Months
                                        Year Ended   Year Ended        Ended  /

   Ended
                                       December 31, December 31,  December 31,/

August 2,
                                              1994         1993         1992  /

    1992

---------------------------------------------------------------------/----------
-
                                                                              /

         Basic rentals                     $11,553      $10,704       $3,727  /

  $4,043
         Contingent rentals                    385          570        1,436  /

   1,578

---------------------------------------------------------------------/----------
-
                                            11,938       11,274        5,163  /

   5,621
         Less: sublease rentals                 54          132          219  /

     256

---------------------------------------------------------------------/----------
-
                                           $11,884      $11,142       $4,944  /

  $5,365

=====================================================================/==========
=

                 Future minimum lease payments under operating leases,
             reduced by minimum rentals from subleases of $830 at December 31, 1994, aggregate $32,226. Annual minimum payments under operating leases are $9,248, $7,697, $4,749, $3,595 and $2,712 for 1995 through 1999, respectively.

          14. Fair Value of Financial Instruments

                 The Company  considers the  carrying amounts  of cash
             and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

                 The   Secured   Credit   Agreement  and   Receivables
             Securitization Facility are also considered to be carried on the financial statements at their estimated fair values because they were entered into recently (November 17, 1994) and both accrue interest at rates which generally fluctuate with interest rate trends.

                 The   Industrial  Revenue   Bonds  and   Federal  Tax
             Obligation are considered special purpose financing as an incentive to acquire specific real estate and for settlement of certain claims. Accordingly, the Company believes the carrying amounts approximate fair value given the circumstances under which such financings were acquired.

          15. Litigation

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

          16. Quarterly Financial Information (Unaudited)


           Following is a summary of unaudited quarterly information:

--------------------------------------------------------------------------------
--
                                         Fourth         Third        Second
  First
                                        Quarter       Quarter       Quarter

Quarter

--------------------------------------------------------------------------------
--
       Year ended December 31, 1994:
           Net sales                   $277,244      $254,496      $272,203
$268,753
           Gross profit                  76,937        71,697        75,894

 74,184
           Net earnings:
             Continuing operations       10,796         5,366         5,863

  5,908
          Discontinued operations       (11,952)        7,042         5,480

  9,769
               Total                   $ (1,156)     $ 12,408      $ 11,343
$ 15,677

           Net earnings per common
             share:
             Continuing operations     $   0.21      $   0.10      $   0.12
$   0.11
             Total                     $  (0.02)     $   0.24      $   0.22
$   0.30
           Common stock price range


               (High-Low)            $147/8-61/8  $153/4-133/4  $147/8-123/8
$153/4-131/8

================================================================================
==
       Year ended December 31, 1993:
           Net sales                   $251,771      $240,317      $242,191
$246,253
           Gross profit                  69,763        66,795        68,244

 70,521
           Net earnings:
             Continuing operations        6,069         4,060         4,912

  6,301
             Discontinued operations      6,806         5,134         3,989

  8,097
               Total                   $ 12,875      $  9,194      $  8,901
$ 14,398

           Net earnings per common
             share:
             Continuing operations     $   0.11      $   0.08      $   0.10
$   0.12
             Total                     $   0.25      $   0.18      $   0.17
$   0.28
           Common stock price range


               (High-Low)              $153/8-13    $145/8-12   $153/4-123/8
$147/8-93/8

================================================================================
==

                 The Company has not paid cash dividends on its common
             stock during the two years ended December 31, 1994. The closing market price of the Company's common stock on December 31, 1994 was $6.75 per share.

                 The 1994  fourth  quarter common  stock  price  range
             reflects the impact of the November 17, 1994 distribution of the discontinued operations to the Company's shareholders.

          Item 9.   Changes in  and Disagreements with  Accountants on
          ------------------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------
             Not applicable.


                                       PART III
                                       --------

     Item 10. Directors and Executive Officers of the Registrant
     -----------------------------------------------------------
     Pages 4 to 6 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 27, 1995 are incorporated herein by reference.

Executive Officers of the Registrant

                                                        Current     Appointed
       Name         Age  Position                       Positions   or Elected
       ----         ---  --------                       ---------   ----------
*Richard B. Loynd   67   Chairman of the Board of the
                           Former Subsidiary - Converse Inc.            1982
                         Vice-President                                 1987
                         Director                              X        1987
                         President                             X        1989
                         Chief Operating Officer                        1989
                         Chief Executive Officer               X        1989
                         Chairman of the Board                 X        1990

 Brent B. Kincaid   63   President and Chief Executive
                         Officer of the Subsidiary -
                         Broyhill Furniture Industries,
                         Inc.                                 X        1992

 K. Scott Tyler, Jr.55   President of the Subsidiary -
                           The Lane Company, Incorporated     X        1989
                         Chief Executive Officer of the
                           Subsidiary - The Lane Company,
                           Incorporated                       X        1991

 David P. Howard    44   Controller                                    1990
                         Vice-President                       X        1991
                         Chief Financial Officer              X        1994

 Duane A. Patterson 63   Secretary                            X        1973
                         Director                                      1991
                         Vice-President                       X        1992

 Steven W. Alstadt  40   Controller                           X        1994

The following officer retired on September 1, 1994.

 Eugene F. Smith    62   Senior Vice-President, Finance                1982
                         Executive Vice-President                      1989

The following officers are no longer executive officers of the Company as of November 17, 1994 because of the spin-off of The Florsheim Shoe Company and Converse Inc.

 Ronald J. Mueller  60   President and Chief Executive
                           Officer of the Division -
                           The Florsheim Shoe Company                  1985
                         Vice-President                                1987

 Gilbert Ford       63   President and Chief Executive
                           Officer of the Subsidiary -
                           Converse Inc.                               1986
      _________________________
      * Member of the Executive Committee

                  There are  no family  relationships between any  of the
               executive officers of the Registrant.

               The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year and until their successors are elected and qualified.

               Each of the executive officers has held the same position or other positions with the same employer during the past five years.

          Item 11. Executive Compensation
          -------------------------------
          Pages 6 to 12 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 27, 1995, are incorporated herein by reference.

          Item 12. Security Ownership of Certain Beneficial Owners and
          ------------------------------------------------------------
          Management
          ----------
          Pages 2 to 4 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 27, 1995, are incorporated herein by reference.

          Item 13. Certain Relationships and Related Transactions
          -------------------------------------------------------
          Page 6 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 27, 1995, is incorporated herein by reference.


                                     PART IV
                                     -------


          Item  14.  Exhibits,  Financial  Statement   Schedules,  and
          ------------------------------------------------------------
          Reports on Form 8-K
          -------------------
          (a)  List of documents filed as part of this report:

               1.  Financial Statements:

                   Consolidated balance sheet, December 31, 1994 and December 31, 1993.

                   Consolidated statement of operations for the year ended December 31, 1994, for the year ended December 31, 1993, and for the five months ended December 31, 1992 and August 2, 1992.

                   Consolidated statement of cash flows for the year ended December 31, 1994, for the year ended December 31, 1993, and for the five months ended December 31, 1992 and August 2, 1992.

                   Consolidated statement of shareholders' equity for the year ended December 31, 1994, for the year ended December 31, 1993 and for the ten months ended December 31, 1992.

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

               2.  Financial Statement Schedules:

                   Valuation and qualifying accounts (Schedule II).

               All  other  schedules  are   omitted  as  the  required
               information is presented in the consolidated financial statements or related notes or are not applicable.

               3.  Exhibits:

                   3(a) Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 4(a) to INTERCO INCORPORATED's Quarterly Report on Form 10-Q for the quarter ended on March 31, 1993.)

                   3(b) By-Laws of the Company revised and amended to May 5, 1993. (Incorporated by reference to
                         Exhibit 4(b) to INTERCO INCORPORATED's Quarterly Report on Form 10-Q for the quarter ended on March 31, 1993.)

                   4(a) Credit Agreement, dated as of November 17, 1994, among the Company, Broyhill Furniture Industries, Inc., The Lane Company, Incorporated, Various Banks, and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10(a) to INTERCO INCORPORATED's Current Report on Form 8-K, dated January 24, 1995.)

                   4(b) Purchase and Contribution Agreement, dated as of November 15, 1994, among The Lane Company, Incorporated, Action Industries, Inc. and
                         Broyhill   Furniture   Industries,  Inc.   as
                         Sellers  and  Interco  Receivables  Corp.  as
                         Purchaser.    (Incorporated  by reference  to
                         Exhibit 10(b) to INTERCO INCORPORATED's Current Report on Form 8-K, dated January 24, 1995.)

                   4(c) Receivables Purchase Agreement, dated as of November 15, 1994 among Interco Receivables Corp. as the Seller and Atlantic Asset Securitization Corp. as an Investor and Credit Lyonnais New York Branch as the Agent. (Incorporated by reference to Exhibit 10(c) to INTERCO INCORPORATED's Current Report on Form 8-K, dated January 24, 1995.)

                   4(d) Warrant Agreement, dated as of August 3, 1992, between the Company and Society National Bank, as Warrant Agent. (Incorporated by reference to Exhibit 4.5 to INTERCO INCORPORATED's Current Report on Form 8-K, dated August 18, 1992.)

                   4(e) Agreement to furnish upon request of the Commission copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. (Incorporated by reference to Exhibit 4(c) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended February 28, 1981.)

                   10(a) INTERCO  INCORPORATED's   1992  Stock  Option
                         Plan. (Incorporated by reference to Exhibit 10(b) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

                   10(b) Form of Indemnification Agreement between the
                         Company and Richard B. Loynd, Donald E. Lasater and Lee M. Liberman. (Incorporated by reference to Exhibit 10(h) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended February 29, 1988.)

                   10(c) Consulting Agreement, dated  as of  September
                         23, 1992, between the Company and Apollo Advisors, L.P. (Incorporated by reference to
                         Exhibit 10(e) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

                   10(d) Registration  Rights  Agreement, dated  as of
                         August  3,  1992, among  the  Company, Apollo
                         Investment Fund, L.P. and Altus Finance. (Incorporated by reference to Exhibit 10(f) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

                   10(e) Registration  Rights  Agreement, dated  as of
                         August 3, 1992, between the Company and Apollo Interco Partners, L.P. (Incorporated by reference to Exhibit 10(g) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

                   10(f) Written   description   of  bonus   plan  for
                         management personnel of the Lane Company, Incorporated.

                   10(g) Retirement Plan for directors.

                   10(h) INTERCO Corporate Executive Incentive Plan.

                   10(i) Broyhill Furniture Industries, Inc. Executive
                         Incentive Plan.

                   11 Statement regarding computation of per share earnings.

                   21    List of Subsidiaries of the Company.

                   23    Consent of KPMG Peat Marwick LLP

                   27    Financial Data Schedule

                   99(a) Distribution  and  Services Agreement,  dated
                         November 17, 1994, between the Company and Converse Inc. (Incorporated by reference to
                         Exhibit 99(a) to INTERCO INCORPORATED's Annual Report on Form 8-K, dated December 2, 1994.)

                   99(b) Tax  Sharing  Agreement,  dated November  17,
                         1994, between the Company and Converse Inc. (Incorporated by reference to Exhibit 99(b) to INTERCO INCORPORATED's Annual Report on Form 8-K, dated December 2, 1994.)

                   99(c) Distribution  and  Services Agreement,  dated
                         November 17, 1994, among the Company, The Florsheim Shoe Company and certain of its subsidiaries. (Incorporated by reference to
                         Exhibit 99(c) to INTERCO INCORPORATED's Annual Report on Form 8-K, dated December 2, 1994.)

                   99(d) INTERCO/Florsheim   Tax   Sharing  Agreement,
                         dated November 17, 1994, among the Company, The Florsheim Shoe Company and certain of its subsidiaries. (Incorporated by reference to
                         Exhibit 99(d) to INTERCO INCORPORATED's Annual Report on Form 8-K, dated December 2, 1994.)

          (b)  Reports on Form 8-K.

               A Form 8-K was filed on December 2, 1994 reporting the dispositions of Converse Inc. and The Florsheim Shoe Company and a Form 8-K was filed on January 24, 1995 summarizing the Company's credit agreements and filing the agreements as exhibits thereto.

                   SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.

                        INTERCO INCORPORATED AND SUBSIDIARIES

               Index to Consolidated Financial Statements and Schedules



          Consolidated Financial Statements:

                   Consolidated balance sheet, December 31, 1994 and December 31, 1993.

                   Consolidated statement of operations for the year ended December 31, 1994, for the year ended December 31, 1993, and for the five months ended December 31, 1992 and August 2, 1992.

                   Consolidated statement of cash flows for the year ended December 31, 1994, for the year ended December 31, 1993, and for the five months ended December 31, 1992 and August 2, 1992.

                   Consolidated statement of shareholders' equity for the year ended December 31, 1994, for the year ended December 31, 1993 and for the ten months ended December 31, 1992.

                   Notes to consolidated financial statements.

                   Independent Auditors' Report

          Consolidated Financial Statement Schedules:

                                                        Schedule
                                                        --------

               Valuation and qualifying accounts          II

                                                                     SCHEDULE II
                                                                     -----------


                                     INTERCO INCORPORATED AND SUBSIDIARIES
                                       Valuation and Qualifying Accounts


                                                                  (Dollars in
Thousands)

-----------------------------------------------
                                                              Additions
                                                  Balance at  Charged to
Deductions    Balance at
                                                  Beginning   Costs and     from

       End of
        Description                               of Period    Expenses
Reserves       Period
        -----------                               ---------   ---------
----------    ----------

        Year Ended December 31, 1994
        ----------------------------
           Allowances deducted from
           receivables on balance sheet:
             Allowance for doubtful accounts       $ 3,847      $ 3,372   $
(2,405) (a)$ 4,814
             Allowance for cash discounts              213          306
(271) (b)    248
                                                   -------      -------
--------     -------
                                                   $ 4,060      $ 3,678   $
(2,676)    $ 5,062
                                                   =======      =======
========     =======
        Year Ended December 31, 1993
        ----------------------------
           Allowances deducted from
           receivables on balance sheet:
             Allowance for doubtful accounts       $ 3,372      $ 1,723   $
(1,248) (a)$ 3,847
             Allowance for cash discounts              385          103
(275) (b)    213
                                                   -------      -------
--------     -------
                                                   $ 3,757      $ 1,826   $
(1,523)    $ 4,060
                                                   =======      =======
========     =======
        Five Months Ended December 31, 1992
        -----------------------------------
           Allowances deducted from
           receivables on balance sheet:
             Allowance for doubtful accounts       $ 5,309      $  (125)  $
(1,812) (a)$ 3,372
             Allowance for cash discounts              530           17
(162) (b)    385
                                                   -------      -------
--------     -------
                                                   $ 5,839      $  (108)  $
(1,974)    $ 3,757
                                                   =======      =======
========     =======
        Five Months Ended August 2, 1992
        --------------------------------
           Allowances deducted from
           receivables on balance sheet:
             Allowance for doubtful accounts       $ 3,452      $ 1,913   $
(56) (a)$ 5,309
             Allowance for cash discounts              494          260
(224) (b)    530
                                                   -------      -------
--------     -------
                                                   $ 3,946      $ 2,173   $
(280)    $ 5,839
                                                   =======      =======
========     =======

        (a)   Uncollectible accounts written off, net of recoveries.
        (b)   Cash discounts taken by customers.

        See accompanying independent auditors' report.

                          INDEPENDENT AUDITORS' REPORT




               The Board of Directors and Shareholders
               INTERCO INCORPORATED:


                    We   have   audited  the   consolidated  financial
               statements of INTERCO INCORPORATED and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

                    In   our   opinion,  the   consolidated  financial
               statements referred to above present fairly, in all material respects, the financial position of INTERCO INCORPORATED and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for the year ended December 31, 1994, year ended December 31, 1993, five months ended December 31, 1992 and five months ended August 2, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                    As discussed in  Notes 2 and 6 to the consolidated
               financial statements, the company changed its method of accounting for postretirement benefits and income taxes in calendar year 1992.


                                          KPMG PEAT MARWICK LLP




               St. Louis, Missouri
               January 31, 1995

                                      SIGNATURES
                                       ----------
               Pursuant to the requirements  of Section 13 or 15(d)  of the
          Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    INTERCO  INCORPORATED
                                                ---------------------------
                                                        (Registrant)


                                                By     Richard  B. Loynd
                                                   ------------------------
                                                       Richard  B. Loynd
                                                    Chairman of the Board

          Date:  March 29, 1995


               Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1995.


                  Signature                  Title
                  ---------                  -----

           Richard B. Loynd                  Chairman of the Board,
          ---------------------------        President and Director
          (Richard B. Loynd)                 (Principal Executive Officer)


           Donald E. Lasater                 Director
          ---------------------------
          (Donald E. Lasater)


           Lee M. Liberman                   Director
          ---------------------------
          (Lee M. Liberman)


           Leon D. Black                     Director
          ---------------------------
          (Leon D. Black)


           Craig M. Cogut                    Director
          ---------------------------
          (Craig M. Cogut)


           Robert H. Falk                    Director
          ---------------------------
          (Robert H. Falk)


           Michael S. Gross                  Director
          ---------------------------
          (Michael S. Gross)


           John J. Hannan                    Director
          ---------------------------
          (John J. Hannan)


           Bruce A. Karsh                    Director
          ---------------------------
          (Bruce A. Karsh)


           John H. Kissick                   Director
          ---------------------------
          (John H. Kissick)


           Matthew J. Morahan                Director
          ---------------------------
          (Matthew J. Morahan)


           Eric B. Siegel                    Director
          ---------------------------
          (Eric B. Siegel)


           Basil Vasiliou                    Director
          ---------------------------
          (Basil Vasiliou)


           David P. Howard                   Vice President
          ---------------------------        (Principal Financial Officer)
          (David P. Howard)


           Steven W. Alstadt                 Controller
          ---------------------------        (Principal Accounting Officer)
          (Steven W. Alstadt)