Form 10-Q
period 1995-03-31
INTERCO INC
filed 1995-05-11
CIK 50957

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



          (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995 or
                                         --------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

          Commission file number I-91
                                 ----

                                    INTERCO INCORPORATED
          -------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                      Delaware                                43-0337683
          ----------------------------------           ----------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.)

           101 South Hanley Road, St. Louis, Missouri            63105
          --------------------------------------------      -----------------
            (Address of principal executive offices)           (Zip Code)

          Registrant's telephone number, including area code   (314) 863-1100
                                                               --------------

          -------------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report



               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                  Yes  X      No
                                                  ---------   --------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                  Yes  X      No
                                                  ---------   ----------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        50,119,791 Shares as of April 30, 1995
                        --------------------------------------


                             PART I FINANCIAL INFORMATION
                             ----------------------------


          Item 1.  Financial Statements

          Consolidated Financial Statements for the quarter ended March 31,
          1995.

                    Consolidated Balance Sheet

                    Consolidated Statement of Operations:

                        Three Months Ended March 31, 1995
                        Three Months Ended March 31, 1994

                    Consolidated Statement of Cash Flows:

                        Three Months Ended March 31, 1995
                        Three Months Ended March 31, 1994

                    Notes to Consolidated Financial Statements

          Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

          The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                                 INTERCO INCORPORATED
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)
                                     (Unaudited)

                                                            March 31, December 31,
                                                                1995         1994
                                                         -----------  -----------

      ASSETS

      Current assets:
        Cash and cash equivalents....................... $    32,159  $    32,145
        Receivables, less allowances of $6,098
          ($5,062 at December 31, 1994).................     212,444      202,270
        Inventories...........................(Note 1)..     160,948      155,031
        Prepaid expenses and other current assets.......      15,375       15,122
                                                         -----------  -----------
          Total current assets..........................     420,926      404,568
                                                         -----------  -----------
      Property, plant and equipment.....................     242,785      238,416
        Less accumulated depreciation...................      64,466       57,023
                                                         -----------  -----------
          Net property, plant and equipment.............     178,319      181,393
                                                         -----------  -----------
      Reorganization value in excess of amounts
        allocable to identifiable assets, net...........     126,588      128,414
      Trademarks and trade names, net...................     146,373      147,353
      Other assets......................................      30,887       30,150
                                                         -----------  -----------
                                                         $   903,093  $   891,878
                                                         ===========  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Current maturities of long-term debt............ $    19,090  $    16,574
        Accrued interest expense........................       3,029        1,652
        Accounts payable and other accrued expenses.....      92,688       85,507
        Income taxes....................................         281       (6,152)
                                                         -----------  ------------
          Total current liabilities.....................     115,088       97,581
                                                         -----------  ------------
      Long-term debt, less current maturities...........     398,675      409,679
      Other long-term liabilities.......................     107,993      109,224

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............         -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 50,119,777
          shares at March 31, 1995 and 50,076,515
          shares at December 31, 1994...................      50,120       50,076
        Paid-in capital.................................     218,961      220,788
        Retained earnings...............................      12,256        4,530
                                                         -----------  -----------
          Total shareholders' equity....................     281,337      275,394
                                                         -----------  -----------
                                                         $   903,093  $   891,878
                                                         ===========  ===========

/TABLE


                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)



                                                      Three Months  Three Months
                                                             Ended         Ended
                                                          March 31,     March 31,
                                                              1995          1994
                                                      ------------  ------------

      Net sales...................................... $    285,904  $    268,753

      Costs and expenses:
        Cost of operations...........................      203,235       188,501

        Selling, general and administrative expenses.       51,550        50,686

        Depreciation and amortization................        9,838         9,787
                                                      ------------  ------------
      Earnings from operations.......................       21,281        19,779

      Interest expense...............................        8,763         9,282

      Other income, net..............................          674           367
                                                      ------------  ------------
      Earnings before income tax expense and
        discontinued operations......................       13,192        10,864

      Income tax expense.............................        5,449         4,956
                                                      ------------  ------------
      Net earnings before discontinued operations....        7,743         5,908

      Discontinued operations:
        Earnings from operations, net of taxes.......          -           9,769
                                                      ------------  ------------
      Net earnings................................... $      7,743  $     15,677
                                                      ============  ============
      Net earnings per common share -
        primary and fully diluted:

        Net earnings before discontinued operations..       $ 0.15        $ 0.11

        Discontinued operations......................          -            0.19
                                                            ------        ------
        Net earnings per common share................       $ 0.15        $ 0.30
                                                            ======        ======
        Weighted average common and common
          equivalent shares outstanding:

        Primary......................................   50,626,060    51,788,883
                                                        ==========    ==========
        Fully diluted................................   50,626,841    51,814,255
                                                        ==========    ==========
/TABLE


                                         INTERCO INCORPORATED
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Dollars in thousands)
                                              (Unaudited)


                                                                  Three Months    Three Months
                                                                         Ended           Ended
                                                                      March 31,       March 31,
                                                                          1995            1994
                                                                  ------------    ------------

         Cash Flows from Operating Activities:
           Net earnings.........................................  $      7,743    $     15,677
           Adjustments to reconcile net earnings to net cash
             provided (used) by operating activities:
               Net earnings from discontinued operations........           -            (9,769)
               Depreciation of property, plant and equipment....         7,405           7,249
               Amortization of intangible assets................         2,433           2,538
               Noncash interest expense.........................           711             -
               Increase in receivables..........................        (10,174)       (16,717)
               Increase in inventories..........................        (5,917)        (19,782)
               Increase in prepaid expenses and other assets....        (1,374)         (1,991)
               Increase in accounts payable, accrued interest
                 expense and other accrued expenses.............         8,558          20,186
               Increase (decrease) in income taxes..............         6,433            (209)
               Decrease in net deferred tax liabilities.........        (1,249)         (1,500)
               Increase (decrease) in other long-term
                 liabilities....................................            47             (21)
                                                                  -------------  --------------
           Net cash provided (used) by continuing operations....        14,616          (4,339)
           Net cash used by discontinued operations.............           -            (4,623)
                                                                  -------------  --------------
           Net cash provided (used) by operating activities.....        14,616          (8,962)
                                                                  -------------  --------------

         Cash Flows from Investing Activities:
           Proceeds from the disposal of assets.................             1             -
           Additions to property, plant and equipment...........        (4,332)         (4,795)
                                                                  -------------  --------------
           Net cash used by investing activities................        (4,331)         (4,795)
                                                                  -------------  --------------
         Cash Flows from Financing Activities:
           Net change in notes and loans payable................           -             5,000
           Addition to long-term debt...........................           -             8,000
           Payments of long-term debt...........................        (8,488)         (8,894)
           Proceeds from the issuance of common stock...........           198             230
           Payments for the repurchase of common stock warrants.        (1,981)            -
                                                                  -------------   -------------
           Net cash provided (used) by financing activities.....       (10,271)          4,336
                                                                  -------------   -------------

         Net increase (decrease) in cash and cash equivalents...            14          (9,421)
         Cash and cash equivalents at beginning of period.......        32,145          34,809
                                                                  -------------   -------------
         Cash and cash equivalents at end of period.............  $     32,159    $     25,388
                                                                  =============   =============

         Supplemental Disclosure:
           Cash payments for income taxes, net..................  $        227    $      9,908
                                                                  =============   =============
           Cash payments for interest expense...................  $      6,675    $      5,019
                                                                  =============   =============
/TABLE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Unaudited)

            (1)  Inventories are summarized as follows, in thousands:
                                                  March 31,      December 31,
                                                      1995              1994
                                               -----------       -----------

                  Finished products            $    69,468       $    66,445
                  Work-in-process                   34,900            36,365
                  Raw materials                     56,580            52,221
                                               -----------       -----------
                                               $   160,948       $   155,031
                                               ===========       ===========

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

          Comparison of Three Months Ended March 31, 1995 and 1994
          --------------------------------------------------------
          Selected financial information for the three months ended March 31, 1995 and 1994 is presented below:

          ($ in millions, except per share data)

                                                   Three Months Ended
                                          --------------------------------------
                                           March 31, 1995       March 31, 1994
                                          ----------------     -----------------
                                            $   % of sales       $   % of sales
                                          ----- ----------     ----------------
       Net sales                          285.9   100.0%        268.8   100.0%
       Earnings from operations            21.3     7.4%         19.8     7.4%
       Interest expense                     8.8     3.1%          9.3     3.5%
       Income tax expense                   5.5     1.9%          5.0     1.8%
       Net earnings from continuing
         operations                         7.7     2.7%          5.9     2.2%
       Net earnings per common share from
         continuing operations              0.15    -             0.11    -

          For the three months ended March 31, 1995, net sales increased by $17.1 million, or 6.4%, compared to an increase for the three months ended March 31, 1994 of 9.1%. The improved sales performance was achieved by both operating divisions and resulted from continued customer acceptance of product offerings and marketing programs.

          Earnings from operations for the three months ended March 31, 1995 increased by $1.5 million or 7.6% over the same period of the prior year. Earnings from operations were 7.4% of net sales for both periods. The improvement in operating earnings is a result of the favorable sales performance, management emphasis on gross profit improvement and the absence of start-up costs incurred last year at a new motion upholstery manufacturing facility and state-of-the-art finishing system, partially offset by lower utilization rates at certain of the Company's manufacturing facilities and raw material price increases.

          Interest expense totaled $8.8 million for the three months ended March 31, 1995, compared to $9.3 million for the same period last year. The reduction in interest expense reflects the change in the Company's debt structure as a result of the November 17, 1994 long-term debt refinancing and shareholder distribution.

          For the three months ended March 31, 1995, the Company provided for income taxes of $5.5 million on pretax earnings of $13.2 million resulting in an effective income tax rate of 41.3%. The Company provided for income taxes of $5.0 million on pretax earnings of $10.9 million for the three months ended March 31, 1994 which
          represented  an effective tax rate  of 45.6%.   The effective tax
          rates  for  each  period   were  adversely  impacted  by  certain
          nondeductible expenses incurred and provisions for state and local taxes.

          Net earnings per common share from continuing operations on both a primary and fully diluted basis were $0.15 for the three months ended March 31, 1995, compared with $0.11 for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary
          and  fully   diluted  basis   were  50,626,060  and   50,626,841,
          respectively, for the three months ended March 31, 1995 and 51,788,883 and 51,814,255, respectively, for the three months ended March 31, 1994.

          FINANCIAL CONDITION

          Working Capital
          ---------------
          Cash and cash equivalents at March 31, 1995 amounted to $32.1 million, unchanged from December 31, 1994. During the three months ended March 31, 1995, net cash provided by operating activities totaled $14.6 million, net cash used by investing activities totaled $4.3 million and net cash used by financing activities totaled $10.3 million.

          Working capital was $305.8 million at March 31, 1995, compared to $307.0 million at December 31, 1994. The current ratio was 3.7 to 1 at March 31, 1995, compared to 4.1 to 1 at December 31, 1994.

          Financing Arrangements
          ----------------------
          As of March 31, 1995, long-term debt, including current maturities, consisted of the following, in millions:


              Secured credit agreement            277.5
              Receivables securitization
                 facility                         130.0
              Industrial revenue bonds              7.2
              Federal tax obligation                3.1
                                                  -----
                                                  417.8
                                                  =====

          To   meet  short-term   working  capital   and   other  financial
          requirements, the Company maintains a $75 million revolving credit facility as part of its Secured Credit Agreement with a group of banks. The revolving credit facility allows for both issuance of
          letters  of  credit  and  cash  borrowings.    Letter  of  credit
          outstandings are limited to no more than $35 million for the first year of the facility, with $5 million annual increases up to a maximum limitation of $50 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit
          outstanding.   At March 31,  1995, there were  no cash borrowings
          outstanding under the revolving credit facility; however, there were $20.7 million in letters of credit outstanding.

          In addition to the revolving credit facility, the Company also had
          $20  million  of  excess   availability  under  its   Receivables
          Securitization Facility as of March 31, 1995.

          The Company believes its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

                              PART II OTHER INFORMATION
                              -------------------------


          Item 6.   Exhibits and Reports on Form 8-K

               (a)  4.   First Amendment, dated as of March 14, 1995, to the
                         Credit Agreement, dated as of November 17, 1994, among the Company, Broyhill Furniture Industries,
                         Inc., The Lane Company Incorporated, Various Banks, and Bankers Trust Company, as Agent.

                    11.  Statement re Computation of Net Earnings Per Common
                         Share.

                    27.  Financial Data Schedule.

               (b) A form 8-K was filed on January 24, 1995 summarizing the Company's credit agreements and filing the agreements as exhibits thereto.

                                      SIGNATURE


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




          Date:  May 11, 1995