Form 10-Q
period 1995-06-30
INTERCO INC
filed 1995-08-09
CIK 50957

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



          (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995 or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to

          Commission file number I-91


                                        INTERCO INCORPORATED

                     (Exact name of registrant as specified in its charter)

                      Delaware                              43-0337683
            (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)             Identification No.)

           101 South Hanley Road, St. Louis, Missouri          63105
            (Address of principal executive offices)         (Zip Code)

          Registrant's telephone number, including area code   (314) 863-1100



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

                        50,119,816 Shares as of July 31, 1995


                             PART I FINANCIAL INFORMATION


          Item 1.  Financial Statements

          Consolidated Financial Statements for  the quarter ended June 30,
          1995.

                    Consolidated Balance Sheet

                    Consolidated Statement of Operations:

                        Three Months Ended June 30, 1995
                        Three Months Ended June 30, 1994

                        Six Months Ended June 30, 1995
                        Six Months Ended June 30, 1994

                    Consolidated Statement of Cash Flows:

                        Six Months Ended June 30, 1995
                        Six Months Ended June 30, 1994

                    Notes to Consolidated Financial Statements

          Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

          The  financial   statements  are   unaudited,  but   include  all
          adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                                 INTERCO INCORPORATED
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)
                                     (Unaudited)


                                                             June 30, December 31,
                                                                1995         1994
      ASSETS

      Current assets:
        Cash and cash equivalents....................... $    35,553  $    32,145
        Receivables, less allowances of $6,963
          ($5,062 at December 31, 1994).................     197,267      202,270
        Inventories...........................(Note 1)..     157,159      155,031
        Prepaid expenses and other current assets.......      14,810       15,122
                                                         -----------  -----------
          Total current assets..........................     404,789      404,568
                                                         -----------  -----------
      Property, plant and equipment.....................     246,605      238,416
        Less accumulated depreciation...................      71,476       57,023
                                                         -----------  -----------
          Net property, plant and equipment.............     175,129      181,393
                                                         -----------  -----------
      Reorganization value in excess of amounts
        allocable to identifiable assets, net...........     124,762      128,414
      Trademarks and trade names, net...................     145,393      147,353
      Other assets......................................      30,272       30,150
                                                         -----------  -----------
                                                         $   880,345  $   891,878
                                                         ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Current maturities of long-term debt..(Note 2).. $    11,328  $    16,574
        Accrued interest expense........................       3,049        1,652
        Accounts payable and other accrued expenses.....      82,693       85,507
        Income taxes....................................      (1,353)      (6,152)
                                                         -----------  -----------
          Total current liabilities.....................      95,717       97,581
                                                         -----------  -----------
      Long-term debt, less current maturities.(Note 2)..     391,246      409,679
      Other long-term liabilities.......................     106,571      109,224

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............         -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 50,119,816
          shares at June 30, 1995 and 50,076,515
          shares at December 31, 1994...................      50,120       50,076
        Paid-in capital.................................     218,962      220,788
        Retained earnings...............................      17,729        4,530
                                                         -----------  -----------
          Total shareholders' equity....................     286,811      275,394
                                                         -----------  -----------
                                                         $   880,345  $   891,878
                                                         ===========  ===========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                       (Dollars in thousands except per share)
                                     (Unaudited)



                                                      Three Months  Three Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1995          1994

      Net sales...................................... $    250,336  $    272,203

      Costs and expenses:
        Cost of operations...........................      176,895       190,636

        Selling, general and administrative expenses.       47,830        51,970

        Depreciation and amortization................        9,500         9,301
                                                      ------------  ------------
      Earnings from operations.......................       16,111        20,296

      Interest expense...............................        8,434         9,811

      Other income, net..............................        1,597           188
                                                      ------------  ------------
      Earnings before income tax expense and
        discontinued operations......................        9,274        10,673

      Income tax expense.............................        3,787         4,810
                                                      ------------  ------------
      Net earnings before discontinued operations....        5,487         5,863

      Discontinued operations:
        Earnings from operations, net of taxes.......          -           5,480
                                                      ------------  ------------
      Net earnings................................... $      5,487  $     11,343
                                                      ============  ============
      Net earnings per common share -
        primary and fully diluted:

        Net earnings before discontinued operations..       $ 0.11        $ 0.12

        Discontinued operations......................          -            0.10
                                                            ------        ------
        Net earnings per common share................       $ 0.11        $ 0.22
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   50,594,863    51,576,218
                                                        ==========    ==========

        Fully diluted................................   50,639,977    51,910,818
                                                        ==========    ==========

                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                       (Dollars in thousands except per share)
                                     (Unaudited)



                                                        Six Months    Six Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1995          1994

      Net sales......................................   $  536,240    $  540,956

      Costs and expenses:
        Cost of operations...........................      380,130       379,137

        Selling, general and administrative expenses.       99,380       102,656

        Depreciation and amortization................       19,338        19,088
                                                        ----------    ----------
      Earnings from operations.......................       37,392        40,075

      Interest expense...............................       17,197        19,093

      Other income, net..............................        2,271           555
                                                        ----------    ----------
      Earnings before income tax expense and
        discontinued operations......................       22,466        21,537

      Income tax expense.............................        9,236         9,766
                                                        ----------    ----------
      Net earnings before discontinued operations....       13,230        11,771

      Discontinued operations:
        Earnings from operations, net of taxes.......          -          15,249
                                                        ----------    ----------
      Net earnings...................................   $   13,230    $   27,020
                                                        ==========    ==========
      Net earnings per common share -
        primary and fully diluted:

        Net earnings before discontinued operations..       $ 0.26        $ 0.23

        Discontinued operations......................          -            0.29
                                                            ------        ------
        Net earnings per common share................       $ 0.26        $ 0.52
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   50,594,863    51,576,218
                                                        ==========    ==========

        Fully diluted................................   50,639,977    51,910,818
                                                        ==========    ==========

                                         INTERCO INCORPORATED
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Dollars in thousands)
                                              (Unaudited)



                                                                    Six Months      Six Months
                                                                         Ended           Ended
                                                                       June 30,        June 30,
                                                                          1995            1994

         Cash Flows from Operating Activities:
           Net earnings.........................................    $   13,230      $   27,020
           Adjustments to reconcile net earnings to net cash
             provided (used) by operating activities:
               Net earnings from discontinued operations........           -           (15,249)
               Depreciation of property, plant and equipment....        14,471          14,013
               Amortization of intangible assets................         4,867           5,075
               Noncash interest expense.........................         1,191             -
               (Increase) decrease in receivables...............         5,003         (24,114)
               Increase in inventories..........................        (2,128)        (19,900)
               Increase in prepaid expenses and other assets....        (1,059)         (1,732)
               Increase (decrease) in accounts payable, accrued
                 interest expense and other accrued expenses....        (1,417)         15,042
               Increase (decrease) in income taxes..............         4,799          (8,200)
               Decrease in net deferred tax liabilities.........        (1,566)         (1,512)
               Decrease in other long-term liabilities..........          (315)           (134)
                                                                    ----------      ----------
           Net cash provided (used) by continuing operations....        37,076          (9,691)
           Net cash provided by discontinued operations.........           -             8,117
                                                                    ----------      ----------
           Net cash provided (used) by operating activities.....        37,076          (1,574)
                                                                    ----------      ----------
         Cash Flows from Investing Activities:
           Proceeds from the disposal of assets.................           107             186
           Additions to property, plant and equipment...........        (8,314)         (9,663)
                                                                    ----------      ----------
           Net cash used by investing activities................        (8,207)         (9,477)
                                                                    ----------      ----------
         Cash Flows from Financing Activities:
           Net change in notes and loans payable................           -             5,000
           Addition to long-term debt...........................           -             8,000
           Payments of long-term debt...........................       (23,679)        (10,809)
           Proceeds from the issuance of common stock...........           199             231
           Payments for the repurchase of common stock warrants.        (1,981)            -
                                                                    ----------      ----------
           Net cash provided (used) by financing activities.....       (25,461)          2,422
                                                                    ----------      ----------
         Net increase (decrease) in cash and cash equivalents...         3,408          (8,629)
         Cash and cash equivalents at beginning of period.......        32,145          34,809
                                                                    ----------      ----------
         Cash and cash equivalents at end of period.............    $   35,553      $   26,180
                                                                    ==========      ==========
         Supplemental Disclosure:
           Cash payments for income taxes, net..................    $    5,972      $   25,535
                                                                    ==========      ==========

           Cash payments for interest expense...................    $   14,609      $   18,786
                                                                    ==========      ==========


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands)
            (Unaudited)



            (1)  Inventories are summarized as follows:

                                                       June 30,      December 31,
                                                          1995              1994

                      Finished products            $    72,024       $    66,445
                      Work-in-process                   33,849            36,365
                      Raw materials                     51,286            52,221
                                                   -----------       -----------
                                                   $   157,159       $   155,031
                                                   ===========       ===========

(2) On May 12, 1995, the Company made a $15,000 optional prepayment on the Secured Credit Agreement. Fifty percent of the optional prepayment was applied to scheduled repayments due within one year, with the balance applied pro-rata based upon the then remaining scheduled repayments.





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

Comparison of Three Months and Six Months Ended June 30, 1995 and 1994

Selected financial information for the three months and six months ended June 30, 1995 and 1994 is presented below:

($ in millions, except per share)

                                                           Three Months Ended
                                                   June 30, 1995         June 30, 1994
                                               $    % of net sales     $   %   of  net sales

            Net sales                            250.3    100.0%         272.2   100.0%
            Earnings from operations              16.1      6.4%          20.3     7.5%
            Interest expense                       8.4      3.4%           9.8     3.6%
            Income tax expense                     3.7      1.5%           4.8     1.8%
            Net earnings from continuing
              operations                           5.5      2.2%           5.9     2.2%
            Net earnings per common share from
              continuing operations               0.11      -             0.12     -

                                                             Six Months Ended
                                                     June 30, 1995          June 30, 1994
                                               $    % of net sales     $   % of net sales

            Net sales                            536.2    100.0%         541.0   100.0%
            Earnings from operations              37.4      7.0%          40.1     7.4%
            Interest expense                      17.2      3.2%          19.1     3.5%
            Income tax expense                     9.2      1.7%           9.8     1.8%
            Net earnings from continuing
              operations                          13.2      2.5%          11.8     2.2%
            Net earnings per common share from
              continuing operations               0.26      -             0.23     -




For the three months ended June 30, 1995, net sales decreased by $21.9 million, or 8.0%, compared to an increase for the three months ended June 30, 1994 of 12.4%. For the six months ended June 30, 1995, net sales decreased by $4.8 million, or 0.9%, compared to an increase for the six months ended June 30, 1994 of 10.8%. The decreased sales reflect a weakened U.S. economy and difficult industry conditions.

Earnings from operations for the three months ended June 30, 1995 decreased by $4.2 million or 20.6% from the comparable prior year period. Earnings from operations for the three months ended June 30, 1995 and June 30, 1994 were 6.4% and 7.5% of net sales, respectively. For the six months ended June 30, 1995, earnings from operations decreased by $2.7 million, or 6.7%, compared to an increase of 10.1% for the six months ended June 30, 1994. As a percent of net sales, earnings from operations for the six months ended June 30, 1995 and June 30, 1994 were 7.0% and 7.4%, respectively. The decline in operating earnings for the three months ended June 30, 1995 is a result of the unfavorable sales performance as well as lower utilization rates at certain of the Company's manufacturing facilities to balance inventories with incoming orders.

Interest expense totaled $8.4 million and $17.2 million for the three months and six months ended June 30, 1995, respectively, compared to $9.8 million and $19.1 million in the prior year comparable periods. The reduction in interest expense reflects the change in the Company's debt structure as a result of the November 17, 1994 long-term debt refinancing and shareholder distribution.

The effective income tax rates were 40.8% and 41.1% for the three months and six months ended June 30, 1995, respectively, compared to 45.1% and 45.3% for the prior year periods, respectively. The effective income tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes. The effective income tax rates for 1995 were favorably impacted by special state income tax incentives granted in connection with the issuance of certain industrial revenue bonds.

Net earnings per common share from continuing operations on both a primary and fully diluted basis were $0.11 and $0.26 for the three months and six months ended June 30, 1995, respectively, compared with $0.12 and $0.23 for the same periods last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 50,594,863 and 50,639,977, respectively, for the three months and six months ended June 30, 1995 and 51,576,218 and 51,910,818, respectively, for the three months and six months ended June 30, 1994.


FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at June 30, 1995 amounted to $35.5 million, compared to $32.1 million at December 31, 1994. During the six months ended June 30, 1995, net cash provided by operating activities totaled $37.1 million, net cash used by investing activities totaled $8.2 million and net cash used by financing activities totaled $25.5 million.

Working capital was $309.1 million at June 30, 1995, compared to $307.0 million at December 31, 1994. The current ratio was 4.2 to 1 at June 30, 1995, compared to 4.1 to 1 at December 31, 1994.

Financing Arrangements

As of June 30, 1995, long-term debt, including current maturities, consisted of the following, in millions:


                 Secured credit agreement                    262.5
                 Receivables securitization facility         130.0
                 Industrial revenue bonds                      7.2
                 Federal tax obligation                        2.9
                                                             -----
                                                             402.6
                                                             =====

On May 12, 1995, the Company made a $15,000 optional prepayment on the Secured Credit Agreement. Fifty percent of the optional prepayment was applied to scheduled repayments due within one year, with the balance applied pro-rata based upon the then remaining scheduled repayments.

To meet short-term working capital and other financial requirements, the Company maintains a $75 million revolving credit facility as part of its Secured Credit Agreement with a group of banks. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $35 million for the first year of the facility, with $5 million annual increases up to a maximum limitation of $50 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At June 30, 1995, there were no cash borrowings outstanding under the revolving credit facility; however, there were $17.1 million in letters of credit outstanding.

In addition to the revolving credit facility, the Company also had $20 million of excess availability under its Receivables Securitization Facility as of June 30, 1995.

The Company believes its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.





                           PART II OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

      (a)   April 27, 1995 Annual Meeting of Stockholders.

      (c)   Proposal to ratify the selection of independent auditors.

                  Affirmative votes         47,080,129
                  Negative votes                18,405


Item 6.     Exhibits and Reports on Form 8-K

      (a)   11.   Statement re Computation of Net Earnings Per Common Share.

            27.   Financial Data Schedule.

      (b) A form 8-K was not required to be filed during the quarter ended June 30, 1995.





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INTERCO INCORPORATED
                                                  (Registrant)



                                          By Steven W. Alstadt
                                             -------------------------
                                             Steven W. Alstadt
                                             Controller and
                                             Chief Accounting Officer




            Date:  August 9, 1995

            EXHIBIT 11






                                                        INTERCO INCORPORATED

                                      STATEMENT RE COMPUTATION OF NET EARNINGS PER COMMON SHARE




                                                                                              Six Months      Six Months
                                                                                                   Ended           Ended
                                                                                                 June 30,        June 30,
                                                                                                    1995            1994
         Primary:

             Weighted average common shares outstanding during the period...............      50,108,121      50,021,904

             Common shares issuable on exercise of stock options (1)....................         486,742         861,414

             Common shares issuable on exercise of warrants (2).........................             -           692,900
                                                                                              ----------      ----------
             Weighted average common and common equivalent shares outstanding for
               primary calculation......................................................      50,594,863      51,576,218
                                                                                              ==========      ==========
         Fully diluted:

             Weighted average common and common equivalent shares outstanding for
               primary calculation......................................................      50,594,863      51,576,218

             Common shares issuable on exercise of stock options (3)....................          45,114          61,338

             Common shares issuable on exercise of warrants (4).........................             -           273,262
                                                                                              ----------      ----------
             Weighted average common and common equivalent shares outstanding for
               fully diluted calculation................................................      50,639,977      51,910,818
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