Form 10-Q
period 1995-09-30
INTERCO INC
filed 1995-11-13
CIK 50957

FORM 10-Q

                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1995 or
                                     ------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _________________

      Commission file number I-91
                             ----

                                     INTERCO INCORPORATED
      --------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

               Delaware                                        43-0337683
     -------------------------------                   ------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     101 South Hanley Road, St. Louis, Missouri                   63105
     --------------------------------------------          ------------------
     (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code       (314) 863-1100
                                                           ------------------

    _________________________________________________________________________
    Former name, former address and former fiscal year, if changed since last report



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                      Yes  X      No
                                                      ---------   ----------


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

                                                      Yes  X      No
                                                      ----------  ------------


                                 APPLICABLE ONLY TO CORPORATE ISSUERS

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       50,120,079 Shares as of October 31, 1995
                       -----------------------------------------


                                     PART I FINANCIAL INFORMATION
                                    -----------------------------


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 1995.

                        Consolidated Balance Sheet

                        Consolidated Statement of Operations:

                             Three Months Ended September 30, 1995
                             Three Months Ended September 30, 1994

                             Nine Months Ended September 30, 1995
                             Nine Months Ended September 30, 1994

                        Consolidated Statement of Cash Flows:

                             Nine Months Ended September 30, 1995
                             Nine Months Ended September 30, 1994

                        Notes to Consolidated Financial Statements

Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

The  financial   statements  are   unaudited,  but  include   all  adjustments
(consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                                 INTERCO INCORPORATED
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)
                                     (Unaudited)

                                                        September 30, December 31,
                                                                1995         1994
      ASSETS                                            ------------- -------------
      Current assets:
        Cash and cash equivalents...................... $     61,375  $    32,145
        Receivables, less allowances of $7,597
          ($5,062 at December 31, 1994)................      206,355      202,270
        Inventories...........................(Note 1).      157,417      155,031
        Prepaid expenses and other current assets......       12,727       14,325
                                                        ------------  -----------
        Total current assets.........................        437,874      403,771
                                                        ------------  -----------
      Property, plant and equipment....................      250,516      238,416
        Less accumulated depreciation..................       78,046       57,023
                                                        ------------  -----------
        Net property, plant and equipment............        172,470      181,393
                                                        ------------  -----------
      Reorganization value in excess of amounts
        allocable to identifiable assets, net..........      122,936      128,414
      Trademarks and trade names, net..................      144,412      147,353
      Other assets.....................................       18,752       20,804
                                                        ------------  -----------
                                                        $    896,444  $   881,735
                                                        ------------  -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Current maturities of long-term debt..(Note 2). $     21,066  $    16,574
        Accrued interest expense.......................        2,843        1,652
        Accounts payable and other accrued expenses....       97,413       83,374
        Income taxes...................................        3,868       (6,152)
                                                        ------------  ------------
        Total current liabilities....................        125,190       95,448
                                                        ------------  ------------
      Long-term debt, less current maturities.(Note 2).      381,312      409,679
      Other long-term liabilities......................       97,748      101,214

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none...........          -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 50,119,816
          shares at September 30, 1995 and 50,076,515
          shares at December 31, 1994..................       50,120       50,076
        Paid-in capital................................      218,154      220,788
        Retained earnings..............................       23,920        4,530
                                                        ------------  -----------
          Total shareholders' equity...................      292,194      275,394
                                                        ------------  -----------
                                                        $    896,444  $   881,735
                                                        ------------  -----------




                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                       (Dollars in thousands except per share)
                                     (Unaudited)
                                                      Three Months  Three Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1995          1994
                                                      ------------  ------------

      Net sales...................................... $    258,626  $    254,496

      Costs and expenses:
        Cost of operations...........................      182,349       177,631
        Selling, general and administrative expenses.       49,721        48,215
        Depreciation and amortization................        9,049         8,737
                                                      ------------  ------------
      Earnings from operations.......................       17,507        19,913

      Interest expense...............................        8,212         9,859

      Other income, net..............................        1,081           345
                                                      ------------  ------------
      Earnings before income tax expense and
        discontinued operations......................       10,376        10,399

      Income tax expense.............................        4,180         5,033
                                                      ------------  ------------
      Net earnings before discontinued operations....        6,196         5,366


     Discontinued operations:
        Earnings from operations, net of taxes.......          -           7,042
                                                      ------------  ------------
      Net earnings................................... $      6,196  $     12,408
                                                      ------------  ------------
      Net earnings per common share -
        primary and fully diluted:

        Net earnings before discontinued operations..       $ 0.12       $ 0.10

        Discontinued operations......................          -           0.14
                                                      ------------  -----------
        Net earnings per common share................       $ 0.12       $ 0.24
                                                      ------------  -----------
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   50,597,623    51,619,706
                                                      ------------  ------------
        Fully diluted................................   51,403,855    51,665,149
                                                      ------------  ------------



                                 INTERCO INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                       (Dollars in thousands except per share)
                                     (Unaudited)
                                                       Nine Months   Nine Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1995          1994
                                                      ------------  ------------
      Net sales...................................... $    794,866  $    795,452

      Costs and expenses:
        Cost of operations...........................      562,479       556,768

        Selling, general and administrative expenses.      149,101       150,871

        Depreciation and amortization................       28,387        27,825
                                                      ------------  ------------
      Earnings from operations.......................       54,899        59,988

      Interest expense...............................       25,409        28,952

      Other income, net..............................        3,352           900
                                                      ------------  ------------
      Earnings before income tax expense and
        discontinued operations......................       32,842        31,936

      Income tax expense.............................       13,416        14,799
                                                      ------------  ------------
      Net earnings before discontinued operations....       19,426        17,137

      Discontinued operations:
        Earnings from operations, net of taxes.......          -          22,291
                                                      ------------  ------------
      Net earnings................................... $     19,426  $     39,428
                                                      ------------  ------------
      Net earnings per common share -
        primary and fully diluted:

        Net earnings before discontinued operations..       $ 0.38        $ 0.33

        Discontinued operations......................          -            0.43
                                                      ------------  ------------
        Net earnings per common share................       $ 0.38        $ 0.76
                                                      ------------  ------------
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   50,597,623    51,619,706
                                                      ------------  ------------
        Fully diluted................................   51,403,855    51,665,149
                                                      ------------  ------------


                                         INTERCO INCORPORATED
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Dollars in thousands)
                                              (Unaudited)
                                                                   Nine Months     Nine Months
                                                                         Ended           Ended
                                                                  September 30,   September 30,
                                                                          1995            1994
                                                                  ------------    ------------

         Cash Flows from Operating Activities:
           Net earnings.........................................  $     19,426    $     39,428
           Adjustments to reconcile net earnings to net cash
             provided by operating activities:
               Net earnings from discontinued operations........           -           (22,291)
               Depreciation of property, plant and equipment....        21,087          20,212
               Amortization of intangible assets................         7,300           7,613
               Noncash interest expense.........................         1,670             -
               Increase in receivables..........................        (4,085)        (20,973)
               Increase in inventories..........................        (2,386)        (27,036)
               Decrease in prepaid expenses and other assets....         2,783           4,366
               Increase in accounts payable, accrued interest
                 expense and other accrued expenses.............        15,230          31,831
               Increase (decrease) in income taxes..............        10,020          (9,962)
               Decrease in net deferred tax liabilities.........        (3,173)         (2,862)
               Decrease in other long-term liabilities..........           (13)            (46)
                                                                    -----------     -----------
           Net cash provided by continuing operations...........        67,859          20,280
           Net cash used by discontinued operations.............           -           (14,131)
                                                                  -------------   -------------
           Net cash provided by operating activities............        67,859           6,149
                                                                  -------------   -------------

         Cash Flows from Investing Activities:
           Proceeds from the disposal of assets.................           147             294
           Additions to property, plant and equipment...........       (12,311)        (14,478)
                                                                  -------------   -------------
           Net cash used by investing activities................       (12,164)        (14,184)
                                                                  -------------   -------------
         Cash Flows from Financing Activities:
           Addition to long-term debt...........................           -             8,000
           Payments of long-term debt...........................       (23,875)        (12,677)
           Proceeds from the issuance of common stock...........           199             558
           Payments for the repurchase of common stock warrants.        (2,789)            -
                                                                  -------------   -------------
           Net cash used by financing activities................       (26,465)         (4,119)
                                                                  -------------   -------------

         Net increase (decrease) in cash and cash equivalents...        29,230         (12,154)
         Cash and cash equivalents at beginning of period.......        32,145          34,809
                                                                  -------------   -------------
         Cash and cash equivalents at end of period.............  $     61,375    $     22,655
                                                                  -------------   -------------
         Supplemental Disclosure:
           Cash payments for income taxes, net..................  $      6,549     $     36,535
                                                                  -------------   -------------

           Cash payments for interest expense...................  $     22,548    $     24,417
                                                                  -------------   -------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

(1)  Inventories are summarized as follows:

                                           September 30,     December 31,
                                                   1995             1994
                                           ------------      -----------

              Finished products            $     71,132      $    66,445
              Work-in-process                    35,669           36,365
              Raw materials                      50,616           52,221
                                           ------------      -----------
                                           $    157,417      $   155,031
                                           ------------      -----------


(2) On May 12, 1995, the Company made a $15,000 optional prepayment on the Secured Credit Agreement. Fifty percent of the optional prepayment was applied to scheduled repayments due within one year, with the balance applied pro-rata based upon the then remaining scheduled repayments.


(3) Certain December 31, 1994 amounts have been reclassified to conform to the September 30, 1995 presentation.

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

Comparison of Three Months and Nine Months Ended September 30, 1995 and 1994
----------------------------------------------------------------------------

Selected financial information for the three months and nine months ended September 30, 1995 and 1994 is presented below:

($ in millions, except per share)

                                                 Three Months Ended
                                    ----------------------------------------
                                    September 30, 1995     September 30, 1994
                                    ------------------     ------------------
                                    $   % of net sales     $   % of net sales
                                    --- --------------     --- --------------

     Net sales                      258.6     100.0%       254.5     100.0%
     Earnings from operations        17.5       6.8%        19.9       7.8%
     Interest expense                 8.2       3.2%         9.9       3.9%
     Income tax expense               4.2       1.6%         5.0       2.0%
     Net earnings from continuing
      operations                      6.2       2.4%         5.3       2.1%
     Net earnings per common share
      (fully diluted) from continuing
       operations                    0.12        -           0.10       -


                                              Nine Months Ended
                                    -----------------------------------------
                                    September 30, 1995     September 30, 1994
                                    -------------------    ------------------
                                    $    % of net sales    $   % of net sales
                                    ---  --------------    --- --------------

       Net sales                    794.8      100.0%      795.5     100.0%
       Earnings from operations      54.9        6.9%       60.0       7.5%
       Interest expense              25.4        3.2%       29.0       3.6%
       Income tax expense            13.4        1.7%       14.8       1.9%
       Net earnings from continuing
        operations                   19.4        2.4%       17.1       2.2%
       Net earnings per common share
        (fully diluted) from continuing
        operations                   0.38        -          0.33       -

For the three months ended September 30, 1995, net sales increased by $4.1 million, or 1.6%, compared to an increase for the three months ended September 30, 1994 of 5.9%. For the nine months ended September 30, 1995, net sales decreased by $0.7 million, or 0.1%, compared to an increase for the nine months ended September 30, 1994 of 9.2%. The sales performance for the three months and nine months ended September 30, 1995 reflected a weak U.S. economy and soft, but improving, industry conditions.

Earnings  from  operations  for the  three  months  ended  September 30,  1995 decreased by $2.4 million or 12.1% from the comparable prior year period. Earnings from operations for the three months ended September 30, 1995 and September 30, 1994 were 6.8% and 7.8% of net sales, respectively. For the nine months ended September 30, 1995, earnings from operations decreased by
$5.1 million, or 8.5%, compared to an increase of 9.8% for the nine months ended September 30, 1994. As a percent of net sales, earnings from operations for the nine months ended September 30, 1995 and September 30, 1994 were 6.9% and 7.5%, respectively. The decline in operating earnings for the three months and nine months ended September 30, 1995 is a result of lower utilization rates at certain of the Company's manufacturing facilities to balance inventories with incoming orders.

Interest expense totaled $8.2 million and $25.4 million for the three months and nine months ended September 30, 1995, respectively, compared to $9.9 million and $29.0 million in the prior year comparable periods. The reduction in interest expense reflects the change in the Company's debt structure as a result of the November 17, 1994 long-term debt refinancing and shareholder distribution.

The effective income tax rates were 40.3% and 40.9% for the three months and nine months ended September 30, 1995, respectively, compared to 48.4% and 46.3% for the prior year periods, respectively. The effective income tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes. The effective income tax rates for 1995 were favorably impacted by special state income tax incentives granted in connection with the issuance of certain industrial revenue bonds.

Net earnings per common share from continuing operations on both a primary and fully diluted basis were $0.12 and $0.38 for the three months and nine months ended September 30, 1995, respectively, compared with $0.10 and $0.33 for the same periods last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 50,597,623 and 51,403,855, respectively, for the three months and nine months ended September 30, 1995 and 51,619,706 and 51,665,149, respectively, for the three months and nine months ended September 30, 1994.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at September 30, 1995 totaled $61.4 million, compared to $32.1 million at December 31, 1994. During the nine months ended September 30, 1995, net cash provided by operating activities totaled $67.9 million, net cash used by investing activities totaled $12.1 million and net cash used by financing activities totaled $26.5 million.

Working capital was $312.7 million at September 30, 1995, compared to $308.3 million at December 31, 1994. The current ratio was 3.5 to 1 at September 30, 1995, compared to 4.2 to 1 at December 31, 1994.

Financing Arrangements
----------------------

As of September 30, 1995, long-term debt, including current maturities, consisted of the following, in millions:
Secured credit agreement                    262.5
Receivables securitization facility         130.0
Industrial revenue bonds                      7.2
Federal tax obligation                        2.7
                                            -----
                                            402.4
                                            -----

On May 12, 1995, the Company made a $15.0 million optional prepayment on the Secured Credit Agreement. Fifty percent of the optional prepayment was applied to scheduled repayments due within one year, with the balance applied pro-rata based upon the then remaining scheduled repayments.

To meet short-term working capital and other financial requirements, the Company maintains a $75 million revolving credit facility as part of its Secured Credit Agreement with a group of banks. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $35 million for the first year of the facility, with $5 million annual increases up to a maximum limitation of $50 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At September 30, 1995, there were no cash borrowings outstanding under the revolving credit facility; however, there were $15.2 million in letters of credit outstanding.

In addition to the revolving credit facility, the Company also had $20 million of excess availability under its Receivables Securitization Facility as of September 30, 1995.

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

           27.   Financial Data Schedule.

      (b) A form 8-K was not required to be filed during the quarter ended September 30, 1995.

                                               SIGNATURE
                                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       INTERCO INCORPORATED
                                                           (Registrant)



                                                    By Steven W. Alstadt
                                                       -----------------
                                                       Steven W. Alstadt
                                                       Controller and
                                                       Chief Accounting Officer




            Date:  November 10, 1995

EXHIBIT 11




                                                        INTERCO INCORPORATED

                                      STATEMENT RE COMPUTATION OF NET EARNINGS PER COMMON SHARE
                                      ---------------------------------------------------------



                                                                                             Nine Months     Nine Months
                                                                                                   Ended           Ended
                                                                                            September 30,   September 30,
                                                                                                    1995            1994
         Primary:                                                                           ------------    ------------

             Weighted average common shares outstanding during the period...............      50,112,020      50,027,681

             Common shares issuable on exercise of stock options (1)....................         485,603         840,021

             Common shares issuable on exercise of warrants (2).........................             -           752,004
                                                                                            ------------    ------------
             Weighted average common and common equivalent shares outstanding for
               primary calculation......................................................      50,597,623      51,619,706
                                                                                            ------------    ------------
         Fully diluted:

             Weighted average common and common equivalent shares outstanding for
               primary calculation......................................................      50,597,623      51,619,706

             Common shares issuable on exercise of stock options (3)....................         152,764           8,193

             Common shares issuable on exercise of warrants (4).........................         653,468          37,250
                                                                                            ------------    ------------
             Weighted average common and common equivalent shares outstanding for
               fully diluted calculation................................................      51,403,855      51,665,149
                                                                                            ------------    ------------

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