Form 10-K
period 1995-12-31
INTERCO INC
filed 1996-02-01
CIK 50957

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

     (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
     For the fiscal year ended December 31, 1995 or
                               -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
     For the transition period from_________________ to __________________

     Commission file number I-91
                            ----

                             INTERCO INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                       43-0337683
--------------------------------                         ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

101 South Hanley Road, St. Louis, Missouri                    63105
------------------------------------------            ---------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      314/863-1100
                                                      ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of each exchange on
           Title of each class                            which registered
           -------------------                        --------------------------
     Common Stock - $1.00 Stated Value                New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None
--------------------------------------------------------------------------------
                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x       No
                                        --------      --------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995, was approximately 140,924,800.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES     X      NO
                          ----------    ----------

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   50,120,079 shares as of December 31, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
        of Stockholders on April 23, 1996...................      Part III

                                    PART I
                                    ------
Item 1. Business
----------------
                                   BUSINESS

GENERAL

  INTERCO INCORPORATED, which is to be renamed Furniture Brands International, Inc., is the largest manufacturer of residential furniture in the United States. The Company markets its products through its three operating subsidiaries, Broyhill Furniture Industries, Inc., The Lane Company Incorporated and Thomasville Furniture Industries, Inc. As used herein, unless the context indicates otherwise, (i) the "Company" refers to INTERCO INCORPORATED and its subsidiaries, (ii) "Broyhill" refers to Broyhill Furniture Industries, Inc.,
(iii) "Lane" refers to The Lane Company Incorporated and its subsidiaries, (iv) "Thomasville" refers to Thomasville Furniture Industries, Inc. and (v) "Action Industries" refers to Action Industries, Inc., a subsidiary of Lane.

  On December 29, 1995, the Company completed the acquisition of Thomasville from Armstrong World Industries, Inc. for approximately $339 million, consisting of $331 million in cash and $8 million in assumed indebtedness. The cash portion of the acquisition of Thomasville was financed through funds obtained under a secured credit agreement (the "Secured Credit Agreement") and an amended receivables securitization facility (the "Receivables Securitization Facility").

PRODUCTS

  The Company manufactures and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) occasional furniture, consisting of wood tables and accent items and freestanding home entertainment centers and (iii) upholstered products, consisting of sofas, loveseats, sectionals, chairs and (iv) recliners, motion furniture and sleep sofas.
The Company's brand name positioning by price and product category are shown below.

                                                       STATIONARY        MOTION/
  PRICING CATEGORY     CASE GOODS      OCCASIONAL      UPHOLSTERY       RECLINER
----------------------------------------------------------------------------------
  PREMIUM              Thomasville     Thomasville     Thomasville
                       Lane                            Lane
----------------------------------------------------------------------------------
  BEST                 Thomasville     Thomasville     Thomasville     Thomasville
                       Lane            Lane            Lane            Lane
----------------------------------------------------------------------------------
  BETTER               Lane            Lane            Lane            Lane
                       Broyhill        Broyhill        Broyhill        Broyhill
----------------------------------------------------------------------------------
  GOOD                 Broyhill        Broyhill        Broyhill
----------------------------------------------------------------------------------
  PROMOTIONAL(1)       Armstrong
----------------------------------------------------------------------------------
  RTA(1)               Armstrong

--------
(1) Promotional and RTA furniture is currently sold by Thomasville under the Armstrong name. See "Thomasville Furniture Industries" below.

 BROYHILL FURNITURE INDUSTRIES

  Broyhill produces collections of medium price bedroom, dining room, upholstered and occasional furniture aimed at middle-income consumers. Broyhill's wood furniture offerings consist primarily of bedroom, dining room and living room furniture, occasional tables, accent items and free standing home entertainment centers. Upholstered products include sofas, sleep sofas, loveseats, sectionals and chairs, all offered in a variety of fabrics and leathers. Broyhill's residential furniture divisions produce a wide range of furnishings in colonial, country, traditional and contemporary styles.

  The widely recognized Broyhill trademarks include Broyhill, Broyhill Premier and Highland House. The flagship Broyhill product line concentrates on bedroom, dining room, upholstered and occasional furniture designed for the "good" and "better" price categories. The Broyhill Premier product line enjoys an excellent reputation for classically styled, complete furniture collections in the "better" price category. Highland House also manufactures upholstered products in the "better" price category.

 THE LANE COMPANY

  Lane manufactures and markets a broad range of high quality furniture targeting the "better," "best" and "premium" price categories. Lane targets niche markets with its seven operating divisions, which participate in such segments of the residential furniture market as 19th century reproductions, motion furniture, wicker and rattan, cedar chests and finely tailored upholstered furniture. Using its recently installed, state-of-the-art finishing system, Lane produces quality high sheen and enhanced grain finishes at attractive prices.

  The Lane Division of Lane manufactures and sells cedar chests, occasional living room tables, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. The Lane Division has teamed up with widely recognized designers such as Dakota Jackson, as well as design institutions such as the American Museum of Folk Art in New York, to design and market furniture collections. The Lane Division furniture is sold in the "better" and "best" price categories.

  Action Industries, a subsidiary of Lane, manufactures and markets reclining chairs and motion furniture in the "good," "better" and "best" price categories under the Action by Lane brand name. Motion furniture consists of sofas and loveseats with recliner-style moving parts and comfort features, wall saver recliners, pad-over chaise recliners, and motion sectionals. Lane's Royal Development Company designs and manufactures the mechanisms used in Action Industries' reclining furniture products.

  The Hickory Chair division manufactures and markets traditional styles of upholstered furniture, dining room chairs and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and more recently the new Mount Vernon collection, which features reproductions from George Washington's home.

  The Pearson division has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, love seats, chairs and ottomans for over 50 years. Pearson manufactures the Viceroy collection, which features fine furnishings from the award winning designer Victoria Moreland. Pearson furniture sells in the "premium" price category and is distributed to high end furniture stores and interior designers.

  The Lane Upholstery division includes two product lines, one of which is composed of contemporary and modern upholstered furniture and metal and glass occasional and dining tables, and the other of which is composed of traditional and contemporary upholstered furniture, primarily sofas, love seats, chairs and ottomans.

  The Venture Furniture division manufactures and markets moderately priced wicker, rattan and bamboo upholstered furniture, tables, occasional wood pieces and other home furnishings accessories. The division manufactures a line of outdoor and patio furniture featuring fast drying upholstered cushions under the name WeatherMaster, which has developed significant consumer acceptance.

  Hickory Business Furniture manufactures and sells a line of office furniture, including chairs, tables, conference tables, desks and credenzas, in the upper-medium price range.

 THOMASVILLE FURNITURE INDUSTRIES

  Thomasville manufactures and markets wood furniture, upholstered products and RTA/promotional furniture. Thomasville markets its products primarily under the Thomasville brand name. Thomasville offers an assortment of upholstery under the Thomasville brand name that targets the "best" and "premium" price categories. Upholstery is primarily marketed in three major styles: Traditional, American Traditional/Country and Casual Contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from over 90 different styles within the general style categories, and as much as 45% of the Thomasville fabric offering changes in a 12 month period, insuring that the latest styles are available.

  Thomasville's RTA/Promotional division offers assembled bedroom sets, bookcases and home entertainment centers as well as RTA furniture consisting of home entertainment centers, audio cabinets, television/VCR carts, room dividers, bookcases, bedroom and kitchen/utility furniture, microwave carts, computer desks and storage armoires. These products are primarily constructed from fibreboard or particleboard and are printed or covered with laminated paper in a variety of finishes and colors.

  Thomasville's RTA/Promotional division markets products under the Armstrong brand name to a variety of retailers for sale to consumer end-users and certain contract customers. The Company has the right to continue to use the Armstrong name for 18 months after the closing of the Thomasville acquisition. Management does not believe that the loss of the Armstrong name will have a material adverse effect on the Company's sales of RTA and promotional furniture.

DISTRIBUTION

  The Company's strategy of targeting diverse distribution channels such as furniture centers, independent dealers, national and local chain stores, department stores, specialty stores and decorator showrooms is supported by dedicated sales forces covering each of these distribution channels. The Company is also exploring opportunities to expand international sales and to distribute through non-traditional channels such as electronic retailers, wholesale clubs, catalog retailers and television home shopping.

  The Company's breadth of product and national scope of distribution enable it to service effectively national retailers such as J.C. Penney, Sears and Levitz and key regional retailers such as Haverty's and Heilig-Meyers. These large retailers are commanding an increasing presence in the consolidating furniture retailing industry and management believes that the Company is better positioned than its competitors to meet their needs. Additionally, the consolidation of the retail furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery program and the network of independently-owned dedicated retail locations, such as Thomasville Home Furnishings stores. The Company distributes its products through a diverse network of independently-owned retail locations, which includes approximately 80 free-standing stores, more than 680 galleries and more than 410 furniture centers.

  Broyhill, Lane and Thomasville have all developed gallery programs with dedicated dealers displaying furniture in complete room ensembles. These retailers employ a consistent showcase gallery concept wherein products are displayed in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. As a result, galleries tend to have higher sales per square foot as well as faster inventory turns than non-gallery locations. The Company recognizes the importance of the gallery network to its long-term success, and has developed and maintains close relationships with its dealers. The Company offers substantial services to retailers to support their marketing efforts, including coordinated national advertising, merchandising and display programs and extensive dealer training.

  The Thomasville Home Furnishings stores are free-standing retail locations that exclusively feature Thomasville furniture. The Company believes distributing its products through dedicated free-standing stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. Management is currently evaluating similar opportunities to market Lane and Broyhill products.

  Showrooms for the national furniture market are located in High Point, North Carolina and for regional markets in Dallas, Texas, Atlanta, Georgia, Chicago, Illinois, and San Francisco, California.

 BROYHILL FURNITURE INDUSTRIES

  Broyhill distributes its products through an extensive distribution network of more than 6,200 independently-owned retail locations. One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery Program. This program, developed over the past twelve years, involves more than 330 participating dealer locations. Each dealer in the Broyhill Showcase Gallery Program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. The average Broyhill Showcase Gallery consists of 7,500 square feet of display space within a 30,000 square foot store. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

  For the retailer that is currently not a participant in the gallery program, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. The Company seeks to develop these relationships so that these retailers may become participants in the Broyhill Showcase Gallery Program. Participating retailers in the Independent Dealer Program commit to a minimum pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes four major sales events per year, monthly promotional themes and professionally prepared advertising and promotional materials at nominal cost in order to help increase consumer recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program for retailers that have committed at least 2,000 square feet exclusively to Broyhill products. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, designing and advertising assistance.

  The Company is currently exploring opportunities to expand its distribution channels for Broyhill through free-standing retail stores similar to the Thomasville Home Furnishings stores. A retailer in Memphis, Tennessee recently opened an independently-owned Broyhill store.

 THE LANE COMPANY

  Lane distributes its products nationally through a well established network of approximately 16,000 retail locations. A diverse distribution network is utilized in keeping with Lane's strategy of supplying customers highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Haverty's and Art Van, and department store companies such as J.C. Penney, Sears, May Department Stores, Federated Department Stores and Dillard Department Stores. Lane has an established specialty gallery program with more than 200 participating dealers.

 THOMASVILLE FURNITURE INDUSTRIES

  Thomasville products are offered at more than 680 independently-owned retail locations, including more than 410 Thomasville Galleries, approximately 80 Thomasville Home Furnishings stores and more than 180 selected furniture chains and retailers. The Thomasville Gallery concept was initiated in 1983. Each Thomasville Gallery has an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. Management believes that the gallery concept results in increased sales of Thomasville products by encouraging the consumer to purchase a complete collection as opposed to individual pieces from different manufacturers. The first Thomasville Home Furnishings store opened in 1988. The typical Thomasville Home Furnishings store is a 15,000 square foot independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons. Thomasville's management believes that the gallery and dedicated store programs have helped create one of the most efficient distribution systems in the industry.

  Thomasville's RTA/Promotional division sells promotional and RTA furniture to a variety of retailers for sale to consumer end-users and certain contract customers. Promotional furniture is sold to retail chains such as Wal-Mart and Levitz, as well as independent furniture stores. Promotional furniture is also sold in the hospitality and health care markets of Thomasville's contract business. RTA customers include national chains such as Wal-Mart and Ames, catalog showrooms, discount mass merchandisers, warehouse clubs and home furnishings retailers.

MARKETING AND ADVERTISING

  The Company continues to strengthen its valuable brand names through ongoing investment in innovative consumer advertising. The Company is one of the largest advertisers in the residential furniture industry.

Advertising is used to increase consumer awareness of its brand names and is targeted to specific customer segments through leading shelter magazines. Each operating company uses focused advertising in major markets to create buying urgency around specific sale and location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. The Company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs. The Company focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each operating company's toll-free telephone number. Each of the operating companies also advertises selectively on television in conjunction with dealers, and Action and Thomasville also use television advertising independently.

 BROYHILL FURNITURE INDUSTRIES

  Broyhill's advertising programs focus on translating its strong consumer awareness into increased sales.

  Broyhill's current marketing strategy features a national print advertising program in addition to traditional promotional programs such as furniture "giveaways" on television gameshows and dealer-based promotions such as product mailings and brochures. The national print advertising program, which consists of multi-page lay-outs, is designed to appeal to the consumer's desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Country Living which appeal to Broyhill's customer base. Game show promotions, a long-standing Broyhill tradition, include popular programs such as Wheel of Fortune and The Price is Right.

 THE LANE COMPANY

 Lane became a well-known brand name through Lane's initial use in the 1920s of creative advertising to promote its cedar chests. Since then, Lane has continued to use advertising programs to generate consumer awareness of the Lane brand name. Through Lane's in-house advertising agency, recent programs have been developed for print campaigns in national publications such as Country Home, Country Living, House Beautiful and Architectural Digest. Action Industries is engaged in selective national and regional television advertising.

  The Lane Keepsake program has made the Lane cedar chest one of the best-known furniture products in the industry and contributes to the high level of consumer recognition. The program enables the 1,100 participating dealers to establish early personal contact with a large number of women who are about to enter the bridal market as potential buyers of home furnishings. Information regarding a graduation gift of a miniature Lane cedar chest, available at the local participating furniture store, is sent to the parents of graduating high school women. This Keepsake program is believed to be instrumental in building consumer recognition and promoting the Lane brand name.

  Lane markets its products through the use of well-known designers and affiliation with institutions. For example, Lane has teamed up with widely recognized designers such as Mark Hampton and Dakota Jackson, as well as design institutions such as the American Museum of Folk Art in New York, to design and market furniture collections.

 THOMASVILLE FURNITURE INDUSTRIES

  Thomasville's current advertising campaign, featured in household magazines and periodic television commercials, emphasizes single dramatic, high quality wood and upholstery pieces to support the emphasis on higher quality. Thomasville invests in image advertising by placing advertisements in up-front positions in national household magazines, such as Better Homes and Gardens, Good Housekeeping and House Beautiful. Thomasville also utilizes focused advertising in major markets to create buying urgency around specific sale and location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs.

  To reach additional customers, Thomasville uses promotional discounts and dealer cooperative advertising support. Thomasville has two major retailer promotions, the Winter and Summer Thomasville Sales, which coincide with traditional industry sale periods and are supported by eight page color circulars and full page advertisements in USA Today. Typically, six to eight million circulars are mailed by retailers during these periods to draw customers to Thomasville Galleries and Thomasville Home Furnishings stores.

MANUFACTURING

  Broyhill operates 16 finished case goods and upholstery production and warehouse facilities totalling over 4.9 million square feet of manufacturing and warehouse space. All finished goods plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and continues to be a leader in this area by utilizing longer production runs to achieve economies of scale. Short set-up times and long production runs have allowed for a reduction of both manufacturing cost and overhead over the last five years. Broyhill recently completed construction of a state-of-the-art particleboard manufacturing facility that provides a captive, cost-effective source of high quality particleboard, a primary material used in the Company's products.

  Lane operates 15 finished case goods and upholstery production and warehouse facilities in Virginia, North Carolina and Mississippi. Since the late 1980s, significant capital expenditures have been made to acquire technologically advanced manufacturing equipment which has increased factory productivity. In 1993, Lane completed a new 396,000 square foot plant, located in Mississippi, which manufactures motion furniture as well as a new sleep sofa product line. This facility added approximately $100 million of annual production capacity. Lane recently installed a state-of-the-art flat-line finishing system that produces quality high sheen and enhanced grain finishes at attractive prices.

  Thomasville manufactures or assembles its products at 16 finished case goods and upholstery production and warehouse facilities located in North Carolina, Virginia, Tennessee and Mississippi, close to sources of raw materials and skilled craftsmen. Each plant is specialized, manufacturing limited product categories, allowing longer, more efficient production runs and economies of scale. During recent years, Thomasville has focused on reducing manufacturing costs by closing less efficient plants, reducing labor costs and establishing process improvement programs.

  The manufacturing process for Thomasville's RTA/promotional product line is highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored and held for assembly using highly automated assembly lines. Completed goods are stored in an automated warehouse to provide quicker delivery to customers. All plant operations use automated manufacturing processes and inventory management systems. Ninety percent of Thomasville's RTA/promotional products are shipped within 14 days of production.

RAW MATERIALS AND SUPPLIERS

  The raw materials used by the Company in manufacturing its products are lumber, veneers, plywood, fiberboard, particleboard, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics, leathers and upholstered filling material (such as synthetic fibers, foam padding and polyurethane cushioning). The various types of wood used in the Company's products include cherry, oak, maple, pine and pecan, which are purchased domestically, and mahogany, which is purchased abroad. Fabrics, leathers and other raw materials are purchased both domestically and abroad. Management believes that its supply sources for those materials are adequate.

  The Company has no long-term supply contracts and has experienced no significant problems in supplying its operations. Although the Company has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company's margins for its products.

  The majority of supplies for RTA and promotional products is purchased domestically, although paper and certain hardware is purchased abroad. Management believes, however, that its proximity to and relationships with suppliers are advantageous for the sourcing of such materials. In addition, by combining the purchase of various raw materials (such as foam, cartons, springs and fabric) and services, Lane and Broyhill have been able to realize cost savings. Management believes that the Company's position as the largest residential furniture manufacturer will create opportunities for additional cost savings.

ENVIRONMENTAL MATTERS

  The Company is subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act ("Superfund"). Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its facilities. Management believes that the Company is in substantial compliance with all environmental laws.

  Under the provisions of the Clean Air Act Amendments of 1990 (the "CAA"), in December 1995, the Environmental Protection Agency (the "EPA") promulgated air emission standards for the wood furniture industry. These regulations, known as National Emission Standards for Hazardous Air Pollutants ("NESHAPs"), govern the levels of emission of certain designated chemicals into the air and will require that the Company reduce emissions of certain volatile organic compounds ("VOCs") by November 1997. Management is investigating and evaluating techniques to meet these standards at all facilities to which the NESHAPs standards will apply. While the Company may be required to make capital investments at some of its facilities to ensure compliance, the Company believes that it will meet all applicable requirements in a timely fashion and that the amount of money required to meet the NESHAP requirements will not materially affect its financial condition or its results of operations.

  The Company has been identified as a potentially responsible party ("PRP") at a number of superfund sites. The Company believes that its liability with respect to most of the sites is de minimis, and the Company is entitled to indemnification by others with respect to liability at certain sites. The Company also accrued a reserve for such environmental liabilities in connection with the acquisition of Thomasville. Management believes that any liability as a PRP with regard to the superfund sites will not have a material adverse effect on the financial condition or results of operations of the Company.

COMPETITION

  The furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including Masco Corporation, La-Z-Boy Chair Company, Ladd Furniture, Inc., Bassett Furniture Industries, Inc., and Ethan Allen Interiors, Inc., as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

EMPLOYEES

  As of December 31, 1995, the Company employed approximately 20,700 people. None of the Company's employees is represented by a union.

BACKLOG

  The combined backlog of the Company's operating companies as of December 31, 1995 aggregated approximately $194 million, compared to approximately $209 million as of December 31, 1994. The backlog calculations for each year have been adjusted to include the backlog for Thomasville. Substantially all of the decrease in backlog is attributable to a change in the Company's method of calculating backlog with regard to certain operations. Management believes that if it had reported its backlog on a consistent basis, the year end backlog would have been substantially the same for each of the years ended December 31, 1994 and 1995.

Item 2.  Properties
-------------------

     The Company owns or leases the following principal plants, offices and warehouses:

                                                        Floor           Owned
                                   Type of              Space            or
Division        Location           Facility           (Sq. Ft.)         Leased
--------        --------           --------            ---------         ------
INTERCO         St. Louis, MO      Headquarters          26,800         Leased
Broyhill        Lenoir, NC         Headquarters         136,000         Leased
Broyhill        Lenoir, NC         Plant/Warehouse      312,632         Owned
Broyhill        Newton, NC         Plant/Warehouse      382,626         Owned
Broyhill        Lenoir, NC         Plant/Warehouse      628,000         Owned
Broyhill        Rutherfordton, NC  Plant/Warehouse      575,656         Owned
Broyhill        Lenoir, NC         Plant/Warehouse      419,000         Owned
Broyhill        Lenoir, NC         Plant/Warehouse      364,000         Owned
Broyhill        Conover, NC        Plant/Warehouse      316,542         Owned
Broyhill        Lenoir, NC         Plant                345,439         Owned
Broyhill        Lenoir, NC         Plant                165,640         Owned
Broyhill        Lenoir, NC         Plant/Warehouse      252,380         Owned
Broyhill        Taylorsville,NC    Plant/Warehouse      212,754         Owned
Broyhill        Lenoir, NC         Plant                124,700         Leased
Broyhill        Hickory, NC        Plant/Warehouse      215,500         Leased
Broyhill        Marion, NC         Plant                 22,712         Owned
Broyhill        Lenoir, NC         Warehouse             96,000         Owned
Broyhill        Lenoir, NC         Warehouse            503,250         Leased
Lane            Altavista, VA      Plant/Warehouse    1,091,600         Owned
Lane            Altavista, VA      Headquarters          62,000         Owned
Lane            Conover, NC        Plant/Warehouse      212,000         Owned
Lane            Conover, NC        Plant/Warehouse      348,180         Owned
Lane            Conover, NC        Plant                150,130         Owned
Lane            Hickory, NC        Plant/Warehouse      641,214         Owned
Lane            Hickory, NC        Plant/Warehouse      169,902         Owned
Lane            High Point, NC     Plant                187,162         Owned
Lane            High Point, NC     Plant/Warehouse      156,000         Owned

                                                          Floor           Owned
                                    Type of               Space            or
Division        Location            Facility            (Sq. Ft.)         Leased
--------        --------            --------            ---------         ------

Lane            Pontotoc, MS        Plant/Warehouse       352,740         Owned
Lane            Rocky Mount, VA     Plant/Warehouse       598,962         Owned
Lane            Verona, MS          Plant/Warehouse       395,050         Owned
Lane            Saltillo, MS        Plant/Warehouse       567,500         Owned
Lane            Tupelo, MS          Plant/Warehouse       396,175         Owned
Lane            Rocky Mount, VA     Plant                  50,300         Owned
Lane            Smyrna, TN          Plant                  28,300         Owned
Thomasville     Thomasville, NC     Office                256,000         Owned
Thomasville     Thomasville, NC     Plant/Warehouse       599,600         Owned
Thomasville     Thomasville, NC     Plant                 240,000         Owned
Thomasville     Thomasville, NC     Plant                 387,624         Owned
Thomasville     Thomasville, NC     Plant                 374,490         Owned
Thomasville     Lenoir, NC          Plant/Warehouse       828,000         Owned
Thomasville     Winston-Salem, NC   Plant/Warehouse       706,000         Owned
Thomasville     West Jefferson, NC  Plant/Warehouse       223,545         Owned
Thomasville     Brookneal, VA       Plant                 195,260         Owned
Thomasville     Johnson City, TN    Plant/Warehouse       284,120         Owned
Thomasville     Statesville, NC     Plant                 155,000         Owned
Thomasville     Troutman, NC        Plant                 211,295         Owned
Thomasville     Conover, NC         Plant                 120,250         Owned
Thomasville     Hickory, NC         Plant                  84,384         Owned
Thomasville     Hickory, NC         Plant                  93,500         Owned
Thomasville     Appomattox, VA      Plant/Warehouse       808,000         Owned
Thomasville     Carysbrook, VA      Plant                 188,750         Owned

------------------

Substantially all of the owned properties listed above are encumbered by a first priority lien and mortgage pursuant to the Secured Credit Agreement. In addition, the Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing industrial revenue bonds.

The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were effectively utilized during calendar 1995 at moderate to high levels of productive capacity and believes that in general its facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

     The Company is also subject to regulation regarding environmental matters, and is a party to certain actions related thereto. For information regarding environmental matters, see "Item 1. Business -- Environmental Matters."

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable.


                                    Part II
                                    -------

Item 5.  Market for The Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     As of December 31, 1995, there were approximately 3,000 holders of record of Common Stock.

     Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 16 to the consolidated financial statements of the Company.

     The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 1994 and December 31, 1995.

     A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 10 to the consolidated financial statements of the Company.

Item 6. Selected Financial Data
-------------------------------

                            YEAR ENDED       FIVE MONTHS ENDED(1)         YEAR ENDED DECEMBER 31,
                          ---------------  --------------------------- ------------------------------
                           FEBRUARY 29,     AUGUST 2,    |  DECEMBER 31,
                               1992            1992      |       1992       1993      1994       1995
                          ---------------  ------------  |  ------------ -------- ---------- ----------
                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                         |
SUMMARY OF OPERATIONS:                                   |
 Net sales..............    $   819,359     $  356,705   |    $394,873   $980,532 $1,072,696 $1,073,889
 Gross profit...........        229,219         96,849   |     108,858    275,323    298,712    291,237
 Interest expense.......         88,310         29,689   |      16,358     38,621     37,886     33,845
 Earnings (loss) before                                  |
  income tax expense                                     |
  (benefit),                                             |
  discontinued                                           |
  operations,                                            |
  extraordinary item and                                 |
  cumulative effect of                                   |
  accounting change.....        (39,087)       247,716   |      18,045     37,266     48,841     57,038
 Income tax expense                                      |
  (benefit).............         (3,589)        (1,206)  |       6,807     15,924     20,908     22,815
 Net earnings (loss)                                     |
  from continuing                                        |
  operations............        (35,498)       248,922   |      11,238     21,342     27,933     34,223(4)
 Discontinued                                            |
  operations............        (13,394)      (136,347)  |      10,088     24,026     10,339        --
 Extraordinary item.....            --       1,075,466   |         --         --         --      (5,815)
 Cumulative effect of                                    |
  accounting change.....            --          (1,719)  |         --         --         --         --
                                                         |
 Net earnings (loss)                                     |
  applicable to                                          |
  common stock..........    $   (48,892)    $1,186,322   |    $ 21,326   $ 45,368 $   38,272 $   28,408
                                                         |
 Per share of common                                     |
  stock--fully diluted:                                  |
   Net earnings (loss)                                   |
    from continuing                                      |
    operations..........    $     (0.92)    $     6.42   |    $   0.23   $   0.41 $     0.54 $     0.65(4)
   Discontinued                                          |
    operations..........          (0.34)         (3.52)  |        0.20       0.47       0.20        --
   Extraordinary item...            --           27.72   |         --         --         --       (0.11)
   Cumulative effect of                                  |
    accounting change...            --           (0.04)  |         --         --         --         --
                                                         |
 Net earnings (loss)                                     |
  applicable to common                                   |
  stock.................    $     (1.26)    $    30.58   |    $   0.43   $   0.88 $     0.74 $     0.54
                                                         |
 Weighted average common                                 |
  and common equivalent                                  |
  shares outstanding--                                   |
  fully diluted (in                                      |
  thousands)............         38,731         38,796   |      50,000     51,397     51,506     52,317
Other Information                                        |
  (continuing                                            |
  operations):                                           |
 Working capital........    $   426,852     $  261,357   |    $261,967   $271,588 $  308,323 $  455,036
 Property, plant and                                     |
  equipment, net........        114,239(2)     189,039(2)|     186,046    191,581    181,393    306,406
 Capital expenditures...         20,099          7,041   |       8,850     30,197     21,108     35,616
 Total assets...........        800,840        893,012   |     870,115    858,163    881,735  1,291,739
 Long-term debt.........             --(3)     443,165   |     407,898    403,255    409,679    705,040
 Shareholders' equity                                    |
  (deficit).............    $(1,186,522)    $  275,400   |    $293,114   $338,557 $  275,394 $  301,156

(1) Effective December 31, 1992, the Company changed its fiscal year to end on December 31. The Company's adoption of fresh-start reporting required reporting calendar 1992 results in two 22 week periods.

(2) In connection with the adoption of fresh-start reporting, property, plant and equipment was adjusted to fair value resulting in an increase of approximately $77,500 as of August 2, 1992.

(3) Long-term debt (including debt pertaining to discontinued operations) totaling $1,055,132 was reclassified to liabilities subject to compromise as of February 29, 1992.

(4) Net earnings from continuing operations before gain on insurance settlement, net of income tax expense, and net earnings per common share from continuing operations before gain on insurance settlement, net of income tax expense, were $29,463 and $0.56, respectively.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operstions
-------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. In addition management believes that the following four factors have had a significant effect on its recent financial statements.

  Acquisition of Thomasville. During the year ended December 31, 1995, the Company had two primary operating subsidiaries, Broyhill and Lane. On December 29, 1995, the Company acquired Thomasville. The transaction was accounted for as a purchase and, since the acquisition occurred as of the last business day of 1995, has been reflected in the Company's consolidated balance sheet. The Company's results of operations for 1995 do not include any of the operations of Thomasville. The cash portion of the acquisition of Thomasville was financed through funds obtained under the Secured Credit Agreement and the Receivables Securitization Facility.

  Recent Industry Conditions. During 1995, residential furniture manufacturers' results were adversely affected by industry-wide price discounting and promotional activity in response to weaker consumer demand for durable goods. The Company believes that it minimized the impact of these factors on its operations by introducing new products and continued support of its brand names.

  1994 Spin-Off Transactions. In order to focus on its core furniture operations, the Company completed a spin-off of its footwear subsidiaries in 1994. On November 17, 1994, the Company simultaneously refinanced the majority of its outstanding indebtedness and distributed to its stockholders all the stock of its former footwear subsidiaries, Converse Inc. and The Florsheim Shoe Company. Upon completion of this restructuring, the Company retained no ownership interest in or management control of the footwear businesses. Accordingly, the financial results of the footwear businesses have been reflected as discontinued operations for all applicable periods.

  1992 Asset Revaluation (Fresh-Start Reporting). Included in the Company's statement of operations are depreciation and amortization charges related to adjustments of assets and liabilities to fair value made in 1992. These adjustments are a result of the Company's 1992 reorganization and the adoption of AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (commonly referred to as "fresh-start" reporting) and are not the result of historical capital expenditures.

RESULTS OF OPERATIONS

  As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for fiscal 1993, 1994 and 1995. The results for these periods do not include any of the operations of Thomasville.

                              YEAR ENDED            YEAR ENDED        YEAR ENDED
                          DECEMBER 31, 1993      DECEMBER 31, 1994 DECEMBER 31, 1995
                          --------------------   ----------------- --------------------
                                     % OF NET             % OF NET             % OF NET
                          DOLLARS      SALES     DOLLARS   SALES   DOLLARS      SALES
                          ---------  ---------   -------- -------- --------    --------
                                          (DOLLARS IN MILLIONS)
Net sales...............  $   980.5      100.0%  $1,072.7  100.0%  $1,073.9     100.0%
Cost of operations......      685.7       69.9      752.5   70.2      760.4      70.8
Selling, general and ad-
 ministrative expenses..      186.2       19.0      199.3   18.6      198.3      18.5
Depreciation and amorti-
 zation.................       34.5        3.5       35.8    3.3       36.1       3.3
                          ---------   --------   --------  -----   --------     -----
Earnings from opera-
 tions..................       74.1        7.6       85.1    7.9       79.1       7.4
Interest expense........       38.6        3.9       37.9    3.5       33.9       3.2
Other income, net:
  Gain on insurance set-
   tlement..............        --         --         --     --         7.9       0.7
  Other.................        1.8        0.1        1.6    0.1        3.9       0.4
                          ---------   --------   --------  -----   --------     -----
Earnings before income
 tax expense, discontin-
 ued operations and ex-
 traordinary item.......       37.3        3.8       48.8    4.5       57.0       5.3
Income tax expense......       15.9        1.6       20.9    1.9       22.8       2.1
                          ---------   --------   --------  -----   --------     -----
Net earnings from
 continuing operations..  $    21.4        2.2%  $   27.9    2.6%  $   34.2(2)    3.2%
                          =========   ========   ========  =====   ========     =====
Gross profit (1)........     $275.3       28.1%  $  298.7   27.8%  $  291.2      27.1%

--------

(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit should not be considered in isolation or as an alternative to net earnings, an indicator of the Company's operating performance, or an alternative to the Company's cash flow from operating activities as a measure of liquidity. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

(2) Net earnings from continuing operations before gain on insurance settlement, net of income tax expense was $29.5 million.

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1993    1994     1995
                                                      ------ -------- --------
                                                       (DOLLARS IN MILLIONS)
   Net sales......................................... $980.5 $1,072.7 $1,073.9
   Cost of operations................................  685.7    752.5    760.4
   Depreciation (associated with cost of goods
    sold)............................................   19.5     21.5     22.3
                                                      ------ -------- --------
   Gross profit...................................... $275.3 $  298.7 $  291.2
                                                      ====== ======== ========

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net sales for 1995 were $1.07 billion, approximately unchanged from 1994. The Company was able to maintain comparable net sales despite soft industry conditions and weaker consumer demand for durable goods through new product introductions at both Broyhill and Lane and continued support of its brand names.

  Cost of operations for 1995 was $760.4 million, compared to $752.5 million for 1994, an increase of 1.0%. The increase in cost of operations as a percentage of net sales from 70.2% in 1994 to 70.8% in 1995, was primarily the result of unfavorable overhead absorption rates reflecting the Company's effort to maintain manufacturing utilization rates at levels necessary to balance inventory with incoming orders.

  Selling, general and administrative expenses decreased to $198.3 million in 1995 from $199.3 million in 1994, a reduction of 0.5%. In 1995, such expenses included $2.7 million non-cash expense related to stock options. As a percentage of net sales, selling, general and administrative expenses were 18.5% in 1995 compared to 18.6% in 1994, reflecting the Company's successful implementation of its ongoing cost reduction programs.

  Depreciation and amortization for 1995 was $36.1 million, compared to $35.8 million in 1994, an increase of 0.9%. The amount of depreciation and amortization attributable to the "fresh-start" reporting was $15.9 million and $16.9 million, in 1995 and 1994, respectively.

  Interest expense for 1995 totaled $33.9 million and reflects twelve months of interest expense on the Company's debt structure, which was substantially refinanced as of December 29, 1995. Interest expense for 1995 was not comparable to interest expense for 1994 as a result of the previous refinancing of substantially all of the Company's debt in November 1994.

  Other income, net for 1995 totaled $11.8 million, compared to $1.6 million in 1994. For 1995, other income, consisted of a gain on insurance settlement of $7.9 million pertaining to the November 1994 destruction of a particleboard plant, interest income on short-term investments of $2.4 million and other miscellaneous income and (expense) items totaling $1.5 million.

  For 1995, the Company provided for income taxes totaling $22.8 million on earnings before income tax expense, discontinued operations and extraordinary item, producing an effective tax rate of 40.0%, compared to an effective tax rate for 1994 of 42.8%. The effective tax rates for such years were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes. The effective income tax rate for 1995 was favorably impacted by special state income tax incentives granted in connection with the issuance of certain industrial revenue bonds on behalf of one of the Company's subsidiaries.

  Net earnings per common share for continuing operations on a fully diluted basis were $0.65 and $0.54 for 1995 and 1994, respectively. Net earnings per common share for continuing operations before gain on insurance settlement net of income tax expense on a fully diluted basis was $0.56 and $0.54 for 1995 and 1994, respectively.

  Weighted average shares used in the calculation of primary and fully diluted net earnings per common share for 1995 were 50,639,000 and 52,317,000, respectively.

  Gross profit for 1995 was $291.2 million, compared to $298.7 million for 1994, a decrease of 2.5%. Gross profit as a percentage of net sales declined from 27.8% in 1994 to 27.1% in 1995, and was primarily a result of lower factory utilization rates at certain of the Company's manufacturing facilities to balance inventories with incoming orders.

 Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

  Net sales for 1994 were $1.07 billion, representing an increase of 9.4% over net sales of $980.5 million in 1993. The net sales increase for 1994 reflected an improving U.S. economy and favorable industry conditions as well as new product offerings and marketing programs that were well received by customers.

  Cost of operations for 1994 was $752.5 million, compared to $685.7 million for 1993, an increase of 9.7%. The increase in cost of operations as a percentage of net sales from 69.9% in 1993 to 70.2% in 1994, was primarily the result of start-up costs at a new motion upholstery manufacturing facility, the testing of a new state-of-the-art finishing facility and the impact of an explosion and fire that destroyed a particleboard plant in November 1994, partially offset by favorable factory utilization rates.

  Selling, general and administrative expenses for 1994 was $199.3 million, representing an increase of 7.0% over selling, general and administrative expenses for 1993 of $186.2 million. Selling, general and administrative expenses as a percentage of net sales, decreased to 18.6% from 19.0%. The reduction in selling, general and administrative expenses as a percentage of net sales was attributable to the Company's emphasis on control and reduction of operating expenses, as well as a nonrecurring $2.6 million charge included in 1993 related to the Company's 1992 reorganization.

  Depreciation and amortization for 1994 was $35.8 million, compared to $34.5 million in 1993, an increase of 3.8%. The amount of depreciation and amortization attributed to the "fresh-start" reporting was $16.9 million and $16.5 million, in 1994 and 1993, respectively.

  Interest expense for 1994 totaled $37.9 million compared to $38.6 million in 1993. The reduction in interest expense was primarily due to refinancing the Company's long-term debt in conjunction with the November 17, 1994 spin-off distribution to shareholders of the Company's footwear segment.

  Other income, net for 1994 and 1993 totaled $1.6 million and $1.8 million, respectively.

  The Company's effective tax rate for 1994 and 1993 was 42.8% and 42.7%, respectively. The effective tax rates for such years were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

  Net earnings per common share from continuing operations on a fully diluted basis were $0.54 and $0.41 for 1994 and 1993, respectively.

  Gross profit for 1994 was $298.7 million, representing an increase of 8.5% over gross profit for 1993 of $275.3 million. The increase resulted from an increase in net sales, partially offset by a reduction in gross profit margin. The reduction in gross profit margin, to 27.8% in 1994 from 28.1% for 1993, was primarily a result of start-up costs at a new motion upholstery manufacturing facility, the testing of a state-of-the-art finishing facility and the impact of an explosion and fire that destroyed a particleboard plant in November 1994, partially offset by favorable factory utilization rates.

FINANCIAL CONDITION AND LIQUIDITY

  Cash and cash equivalents at December 31, 1995 totaled $26.4 million, compared to $32.1 million at December 31, 1994. For 1995, net cash provided by operating activities totaled $92.0 million. Net cash used by investing activities totaled $370.5 million, including $335.4 million related to the acquisition of Thomasville and $35.6 million of capital expenditures incurred to add, upgrade or replace property, plant and equipment. Net cash provided by financing activities during 1995 totaled $272.8 million.

  Working capital was $455.0 million at December 31, 1995, compared to $308.3 million at December 31, 1994. The current ratio was 4.4 to 1 at December 31, 1995, compared to 4.2 to 1 at December 31, 1994. The increase in working capital between years is primarily the result of the acquisition of Thomasville.

  At December 31, 1995, long-term debt, including current maturities, totaled $723.7 million, compared to $426.3 million at December 31, 1994. The increase in long-term debt resulted from entering into the Secured Credit Agreement and the Receivables Securitization Facility in conjunction with the December 29, 1995 Thomasville acquisition. The Company's debt-to-capitalization ratio was 70.6% at December 31, 1995, compared to 60.8% at December 31, 1994.

  To meet short-term working capital and other financial requirements, the Company maintains a $180 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. See Note 8 of the notes to consolidated financial statements for additional information. At December 31, 1995, there was $71.0 million of cash borrowings outstanding under the revolving credit facility and $28.3 million in letters of credit outstanding, leaving an excess of $80.7 million available under the revolving credit facility.

  In addition to the revolving credit facility, the Company also had $20.5 million of excess availability under its Receivables Securitization Facility as of December 31, 1995.

  The Company believes its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

  The Company maintains a significant capital expenditure program focusing on increasing manufacturing efficiency and expanding capacity as required. The Company's total capital expenditures were $35.6 million, $21.1 million and $30.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. These figures do not include the capital expenditures of Thomasville. Significant new projects during the past three years included a new upholstery manufacturing facility at Action Industries to meet the increased demand for the Company's recliners, motion furniture and sleep sofas and a state-of-the-art flat line finishing system at Lane. The capital expenditures for 1995 include $18.2 million to construct a new state-of-the-art particleboard manufacturing facility at Broyhill, which was funded by proceeds from an insurance settlement, to replace the Company's facility that was destroyed by fire in November 1994. The Company believes that as a result of the availability of excess capacity in the Lane and Thomasville manufacturing facilities, the Company will be able to pursue its growth strategy over the next several years without the necessity of making significant additional capital expenditures to expand capacity.

ACCOUNTING STANDARDS NOT YET IMPLEMENTED

  In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost under the provisions of Accounting Principles Board Opinion No. 25 ("Opinion No. 25"). However, if the provisions of Opinion No. 25 are continued, pro forma disclosures of net income and earnings per share must be presented in the financial statements as if the fair value method had been applied. The Company intends to continue to recognize compensation costs under the provisions of Opinion No. 25, and upon adoption of SFAS No. 123 as of January 1, 1996, will disclose the effects of SFAS No. 123 on net earnings and earnings per share for 1995 and 1996.

  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, certain identifiable intangibles and goodwill to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for the Company in 1996. The Company believes the adoption of this accounting standard will not have a material impact on its operating results or financial condition.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                        CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1995
                                                       ------------ ------------
                                                        (DOLLARS IN THOUSANDS)
                       ASSETS
Current assets:
 Cash and cash equivalents...........................    $ 32,145    $   26,412
 Receivables, less allowances of $5,062 and $20,724
  at December 31, 1994 and 1995 (Note 9).............     202,270       276,116
 Inventories (Note 6)................................     155,031       269,677
 Prepaid expenses and other current assets...........      14,325        17,888
                                                         --------    ----------
   Total current assets..............................     403,771       590,093
Property, plant and equipment:
 Land................................................      11,933        16,635
 Buildings and improvements..........................     111,076       166,214
 Machinery and equipment.............................     115,407       206,580
                                                         --------    ----------
                                                          238,416       389,429
 Less accumulated depreciation.......................      57,023        83,023
                                                         --------    ----------
   Net property, plant and equipment.................     181,393       306,406
Intangible assets (Note 7)...........................     275,767       370,307
Other assets.........................................      20,804        24,933
                                                         --------    ----------
                                                         $881,735    $1,291,739
                                                         ========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 9).......    $ 16,574    $   18,639
 Accounts payable....................................      37,721        53,093
 Accrued employee compensation.......................      19,771        29,020
 Accrued interest expense............................       1,652         1,304
 Other accrued expenses..............................      19,730        33,001
                                                         --------    ----------
   Total current liabilities.........................      95,448       135,057
Long-term debt, less current maturities (Note 9).....     409,679       705,040
Other long-term liabilities..........................     101,214       150,486
Shareholders' equity:
 Preferred stock, authorized 10,000,000 shares, no
  par value--issued, none............................         --            --
 Common stock, authorized 100,000,000 shares, $1.00
  stated value (no par value)--issued 50,076,515 and
  50,120,079 shares at December 31, 1994 and 1995
  (Note 10)..........................................      50,076        50,120
 Paid-in capital.....................................     220,788       218,156
 Retained earnings...................................       4,530        32,880
                                                         --------    ----------
   Total shareholders' equity........................     275,394       301,156
                                                         --------    ----------
                                                         $881,735    $1,291,739
                                                         ========    ==========

          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     1993           1994             1995
                                 -------------  --------------  ---------------
                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales......................  $     980,532 $     1,072,696  $     1,073,889
Costs and expenses:
  Cost of operations...........        685,749         752,528          760,393
  Selling, general and
   administrative expenses.....        186,205         199,333          198,321
  Depreciation and amortization
   (includes $16,463, $16,900
   and $15,922 related to fair
   value adjustments)..........         34,455          35,776           36,104
                                 ------------- ---------------  ---------------
Earnings from operations.......         74,123          85,059           79,071
Interest expense...............         38,621          37,886           33,845
Other income, net:
  Gain on insurance settlement
   (Note 15)...................            --              --             7,882
  Other........................          1,764           1,668            3,930
                                 ------------- ---------------  ---------------
Earnings before income tax
 expense, discontinued
 operations and extraordinary
 item..........................         37,266          48,841           57,038
Income tax expense (Note 11)...         15,924          20,908           22,815
                                 ------------- ---------------  ---------------
Net earnings from continuing
 operations....................         21,342          27,933           34,223
Discontinued operations (Note
 4):
  Earnings from operations, net
   of taxes....................         24,026          25,443              --
  Loss on distribution, net of
   taxes.......................            --          (15,104)             --
                                 ------------- ---------------  ---------------
Net earnings before
 extraordinary item............         45,368          38,272           34,223
Extraordinary item--early
 extinguishment of debt,
 net of tax benefit (Note 5)...            --              --            (5,815)
                                 ------------- ---------------  ---------------
Net earnings...................  $      45,368 $        38,272  $        28,408
                                 ============= ===============  ===============
Net earnings per common share--
 primary (Note 3):
  Net earnings from continuing
   operations .................  $        0.41 $          0.54  $          0.67
  Discontinued operations......           0.47            0.20              --
  Extraordinary item--early
   extinguishment of debt......            --              --             (0.11)
                                 ------------- ---------------  ---------------
Net earnings per common share--
 primary.......................  $        0.88 $          0.74  $          0.56
                                 ============= ===============  ===============
Net earnings per common share--
 fully diluted (Note 3):
  Net earnings from continuing
   operations..................  $        0.41 $          0.54  $          0.65
  Discontinued operations......           0.47            0.20              --
  Extraordinary item--early
   extinguishment of debt......            --              --             (0.11)
                                 ------------- ---------------  ---------------
Net earnings per common share--
 fully diluted.................  $        0.88 $          0.74  $          0.54
                                 ============= ===============  ===============

          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1993      1994       1995
                                                 --------  ---------  --------
                                                   (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
  Net earnings.................................. $ 45,368  $  38,272  $ 28,408
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Net loss on early extinguishment of debt....      --         --      5,815
    Net earnings from discontinued operations...  (24,026)   (10,339)      --
    Depreciation of property, plant and
     equipment..................................   24,304     25,675    26,371
    Amortization of intangible and other
     assets.....................................   10,151     10,101     9,733
    Noncash interest and other expense..........    2,097        196     2,150
    (Increase) decrease in receivables..........   (3,237)   (27,979)      165
    (Increase) decrease in inventories..........  (11,072)   (20,553)    3,340
    (Increase) decrease in prepaid expenses and
     other assets...............................     (714)     2,648     1,179
    Increase (decrease) in accounts payable,
     accrued interest expense and other accrued
     expenses...................................   (3,866)    15,788     6,133
    Increase (decrease) in income taxes.........    3,938    (17,021)    8,661
    Increase (decrease) in net deferred tax
     liabilities................................      969      7,904      (211)
    Increase (decrease) in other long-term
     liabilities................................     (886)    (2,676)      246
                                                 --------  ---------  --------
  Net cash provided by continuing operations....   43,026     22,016    91,990
  Net cash used by discontinued operations......  (11,993)   (16,695)      --
                                                 --------  ---------  --------
  Net cash provided by operating activities.....   31,033      5,321    91,990
                                                 --------  ---------  --------
Cash Flows from Investing Activities:
  Acquisition of business (Note 2)..............      --         --   (335,438)
  Proceeds from the disposal of assets..........      358      5,621       519
  Additions to property, plant and equipment....  (30,197)   (21,108)  (35,616)
                                                 --------  ---------  --------
  Net cash used by investing activities.........  (29,839)   (15,487) (370,535)
                                                 --------  ---------  --------
Cash Flows from Financing Activities:
  Payments for debt issuance costs..............      --     (11,455)  (14,026)
  Additions to long-term debt...................      --     423,000   576,000
  Payments of long-term debt....................  (20,940)  (404,741) (286,574)
  Proceeds from the issuance of common stock....       42        698       201
  Payments for the repurchase of common stock
   warrants.....................................      --         --     (2,789)
                                                 --------  ---------  --------
  Net cash provided (used) by financing
   activities...................................  (20,898)     7,502   272,812
                                                 --------  ---------  --------
Net decrease in cash and cash equivalents.......  (19,704)    (2,664)   (5,733)
Cash and cash equivalents at beginning of
 period.........................................   54,513     34,809    32,145
                                                 --------  ---------  --------
Cash and cash equivalents at end of period...... $ 34,809  $  32,145  $ 26,412
                                                 ========  =========  ========
Supplemental Disclosure:
  Cash payments for income taxes, net........... $ 11,115  $  37,127  $ 14,386
                                                 ========  =========  ========
  Cash payments for interest.................... $ 38,454  $  39,345  $ 32,010
                                                 ========  =========  ========

          See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         COMMON  PAID-IN   RETAINED
                                          STOCK  CAPITAL   EARNINGS    TOTAL
                                         ------- --------  --------  ---------
                                               (DOLLARS IN THOUSANDS)
Balance December 31, 1992..............  $50,000 $225,400  $ 17,714  $ 293,114
Net earnings...........................                      45,368     45,368
Common stock activity:
  Stock option grants and exercises
   (Note 10)...........................        4      988                  992
  Warrant exercises--282 shares........                 3                    3
Foreign currency translations..........                        (920)      (920)
                                         ------- --------  --------  ---------
Balance December 31, 1993..............   50,004  226,391    62,162    338,557
Net earnings...........................                      38,272     38,272
Common stock activity:
  Stock option exercises (Note 10).....       71      615                  686
  Warrant exercises--983 shares........        1       11                   12
Foreign currency translations..........                       2,659      2,659
Distribution of discontinued operations
 to shareholders.......................            (6,229)  (98,563)  (104,792)
                                         ------- --------  --------  ---------
Balance December 31, 1994..............   50,076  220,788     4,530    275,394
Net earnings...........................                      28,408     28,408
Common stock activity:
  Stock option exercises (Note 10).....       43      153                  196
  Warrant exercises--564 shares........        1        4                    5
  Warrants purchased--1,489,422
   shares..............................            (2,789)              (2,789)
Foreign currency translations..........                         (58)       (58)
                                         ------- --------  --------  ---------
Balance December 31, 1995..............  $50,120 $218,156  $ 32,880  $ 301,156
                                         ======= ========  ========  =========

          See accompanying notes to consolidated financial statements.

                             INTERCO INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. THE COMPANY

  INTERCO INCORPORATED (the "Company") is a major manufacturer of residential furniture. During the year ended December 31, 1995, the Company had two primary operating subsidiaries, Broyhill Furniture Industries, Inc. and The Lane Company, Incorporated. On December 29, 1995, the Company acquired Thomasville Furniture Industries, Inc. ("Thomasville"). In conjunction with the acquisition, the Company refinanced its Secured Credit Agreement and amended its Receivables Securitization Facility.

  Substantially all of the Company's sales are made to unaffiliated furniture retailers. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated sales and no particular concentration of credit risk in one economic section. Foreign operations and sales are not material.

  On November 17, 1994, the Company simultaneously refinanced the majority of its outstanding indebtedness and distributed to holders of its common stock the common stock of The Florsheim Shoe Company and the common stock of Converse Inc. (which, in aggregate, represented the Company's footwear segment). Upon completion of this restructuring, the Company retained no ownership interest or management control of the footwear businesses. Accordingly, the financial results of the footwear businesses have been reflected as discontinued operations for all applicable periods.

2. ACQUISITION OF BUSINESS

  On December 29, 1995, the Company acquired all of the outstanding stock of Thomasville Furniture Industries, Inc. The purchase price totaled $331,200 plus the assumption of $8,000 of long-term debt. The purchase price, including capitalized expenses which approximated $4,200, was paid in cash. The transaction was accounted for as a purchase and, since the acquisition occurred as of the last business day of 1995, has been reflected in the Company's consolidated balance sheet. The Company's results of operations for 1995 do not include any of the operations of Thomasville. The total acquisition cost exceeded the estimated fair value of the net assets acquired by $105,764 with such amount being recorded as an intangible asset.

  The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company for 1994 and 1995 with those of Thomasville as if the transaction occurred at the beginning of each year presented.

                                                        YEAR ENDED   YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1995
                                                       ------------ ------------
   Net sales..........................................  $1,599,339   $1,624,116
   Net earnings from continuing operations............      30,963       37,422
   Net earnings.......................................      41,302       31,607
   Net earnings per common share--fully diluted:
     Continuing operations............................        0.60         0.72
     Total............................................        0.80         0.61

  The pro forma data has been adjusted, net of income taxes, to reflect interest expense and the amortization of the excess of cost over net assets acquired. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of each year presented.

                             INTERCO INCORPORATED

3. SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies of the Company are set forth below.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and all its subsidiaries, the majority of which are wholly owned. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53 week fiscal year. 1993, 1994 and 1995 all represent 52 week fiscal years.

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

 Intangible Assets

  The Company emerged from Chapter 11 reorganization effective with the beginning of business on August 3, 1992. In accordance with generally accepted accounting principles, the Company was required to adopt "fresh-start" reporting which included adjusting all assets and liabilities to their fair values as of the effective date. The ongoing impact of the adoption of fresh-start reporting is reflected in the financial statements for all years presented.

  As a result of adopting fresh-start reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $146,000. This intangible asset is being amortized on a straight-line basis over a 20 year period.

  Also in connection with the adoption of fresh-start reporting, the Company recorded approximately $156,800 in fair value of trademarks and trade names based upon an independent appraisal. Such trademarks and trade names are being amortized on a straight-line basis over a 40 year period.

                             INTERCO INCORPORATED

  The excess of cost over net assets acquired in connection with the acquisition of Thomasville totaled approximately $105,764. This intangible asset is being amortized on a straight-line basis over a 40 year period.

 Income Tax Expense

  Income tax expense is based on results of operations before discontinued operations and extraordinary items. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

 Extraordinary Item

  In conjunction with the December 29, 1995 acquisition of Thomasville, the Company refinanced its Secured Credit Agreement and amended its Receivables Securitization Facility. As a result thereof, the Company charged to results of operations, as an extraordinary item, the deferred financing fees and expenses pertaining to such credit facilities.

 Net Earnings Per Common Share

  Net earnings per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The stock options and warrants outstanding (Note 10) are considered common stock equivalents. Weighted average shares used in the calculation of primary and fully diluted net earnings per common share for 1995 were 50,639,000 and 52,317,000, respectively.

 Reclassification

  Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentation.

4. DISCONTINUED OPERATIONS


  On November 17, 1994, the Company distributed the common stock of each of The Florsheim Shoe Company and Converse Inc. (which, in aggregate, represented the Company's footwear segment) to its shareholders. In accordance with generally accepted accounting principles, the financial results for the footwear segment are reported as "Discontinued Operations" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations were as follows:

                                                                   ELEVEN MONTHS
                                                       YEAR ENDED      ENDED
                                                      DECEMBER 31, NOVEMBER 17,
                                                          1993         1994
                                                      ------------ -------------
Net sales............................................  $ 676,282     $663,637
                                                       =========     ========
Earnings before income tax expense...................  $  38,706     $ 40,047
Income tax expense...................................     14,680       14,604
                                                       ---------     --------
Net earnings.........................................  $  24,026     $ 25,443
                                                       =========     ========
Loss on distribution, net of taxes of $4,564.........  $     --      $(15,104)
                                                       =========     ========

                             INTERCO INCORPORATED

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

  Prior to the distribution of the common stock of The Florsheim Shoe Company to its shareholders, the Company had guaranteed certain of Florsheim's retail store operating leases. At December 31, 1995, the Company had guarantees outstanding on 101 retail store leases with a contingent liability totaling approximately $37,400. The Florsheim Shoe Company has agreed to indemnify the Company against any losses incurred as a result of the lease guarantees.

5. EXTRAORDINARY ITEM--EARLY EXTINGUISHMENT OF DEBT

  In conjunction with the December 29, 1995 acquisition of Thomasville, the Company refinanced its Secured Credit Agreement and amended its Receivables Securitization Facility. As a result thereof, the Company charged to results of operations $5,815, net of taxes of $3,478, representing the deferred financing fees and expenses pertaining to such credit facilities. The charge was recorded as an extraordinary item.

6. INVENTORIES

  Inventories are summarized as follows:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1995
                                                       ------------ ------------
   Finished products..................................   $ 66,445     $114,857
   Work-in-process....................................     36,365       51,259
   Raw materials......................................     52,221      103,561
                                                         --------     --------
                                                         $155,031     $269,677
                                                         ========     ========

7. INTANGIBLE ASSETS

  Intangible assets include the following:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1994         1995
                                                      ------------ ------------
   Intangible assets, at cost:
     Reorganization value in excess of amounts
      allocable to identifiable assets...............   $146,063     $146,063
     Trademarks and trade names......................    156,828      156,828
     Excess of cost over net assets acquired.........        --       105,764
                                                        --------     --------
                                                         302,891      408,655
   Less accumulated amortization.....................     27,124       38,348
                                                        --------     --------
                                                        $275,767     $370,307
                                                        ========     ========

8. SHORT-TERM FINANCING

  In conjunction with the December 29, 1995 acquisition of Thomasville and related refinancing of certain long-term debt, the Company entered into a $630,000 Secured Credit Agreement which includes a $180,000

                             INTERCO INCORPORATED
revolving credit facility. The revolving credit facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On December 29, 1995, $71,000 in cash borrowings were outstanding under the revolving credit facility as a result of the acquisition of Thomasville. Cash borrowings from the revolving credit facility have no fixed amortization and, since the facility does not mature until December 2001, are classified as long-term debt.

  As part of the Secured Credit Agreement, the revolving credit facility is secured by a first priority lien on and security interest in substantially all of the Company's assets except for trade receivables. See Note 9--Long-Term Debt for further information regarding the Secured Credit Agreement.

  The outstanding cash borrowings under the revolving credit facility bear interest at a base rate plus 1.125% or at an adjusted Eurodollar rate plus 2.125%, depending upon the type of loan the Company executes. The "spread" or margin over the base rate and Eurodollar rate is subject to a "step-down" or reduction when the Company achieves certain financial performance ratios. At December 31, 1995, there was $71,000 of cash borrowings outstanding under the revolving credit facility, all of which are classified as long-term debt.

  Under the letter of credit facility, a fee of 2.125% per annum (subject to the same "step-down" as noted earlier) is assessed for the account of the lenders ratably. A further fee of 0.25% is assessed on stand-by letters of credit representing a facing fee. A customary administrative charge for processing letters of credit is also payable to the relevant issuing bank. Letter of credit fees are payable quarterly in arrears. At December 31, 1995, there were $28,300 in letters of credit outstanding under the revolving credit facility.

9. LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1995
                                                       ------------ ------------
   Secured credit agreement...........................   $285,000     $521,000
   Receivables securitization facility................    130,000      185,000
   Other..............................................     11,253       17,679
                                                         --------     --------
                                                          426,253      723,679
   Less current maturities............................     16,574       18,639
                                                         --------     --------
                                                         $409,679     $705,040
                                                         ========     ========

  On December 29, 1995, in conjunction with the acquisition of Thomasville, the Company refinanced its Secured Credit Agreement by entering into a new $630,000 facility with a group of financial institutions. The Company also amended its Receivables Securitization Facility to increase its maximum availability to $225,000. Proceeds from these loan facilities were used to repay the existing secured credit facility and to acquire Thomasville.

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

                             INTERCO INCORPORATED

  The Secured Credit Agreement consists of the revolving credit facility discussed in Note 8 and three term loan facilities with the following terms:

                                                                   INTEREST RATE MARGIN
                                                                 -------------------------
                             DECEMBER 31, 1995     MATURITY
                                  BALANCE            DATE        BASE RATE EURODOLLAR RATE
                             ----------------- ----------------- --------- ---------------
   Term loan "A" facility..      $250,000      December 29, 2001   1.125%       2.125%
   Term loan "B" facility..       100,000         March 29, 2003   1.625%       2.625%
   Term loan "C" facility..       100,000         March 29, 2004   2.125%       3.125%

  Similar to the revolving credit facility, the "spread" or margin over the base rate and Eurodollar rate is subject to a "step-down" or reduction when the Company achieves certain financial performance ratios. Interest is payable based upon the type (base rate or Eurodollar rate) of the loan the Company executes; however, interest is payable quarterly at a minimum. At December 31, 1995, all loans outstanding under the Secured Credit Agreement were based on the Eurodollar rate.

  Mandatory principal payments of the term loan "A" facility are semi-annual (last business day of June and December). Mandatory principal payments of the term loan "B" facility are semi-annual through 2001 and convert to quarterly payments beginning in March 2002. Mandatory principal payments of the term loan "C" facility are semi-annual through 2002 and convert to quarterly payments beginning in June 2003. Annual mandatory principal payments are as follows:


                                                   TERM LOAN FACILITY
                                                 -----------------------
   YEAR                                             A       B       C     TOTAL
   ----                                          ------- ------- ------- -------
   1996......................................... $15,000 $ 1,000 $ 1,000 $17,000
   1997.........................................  20,000   1,000   1,000  22,000
   1998.........................................  25,000   1,000   1,000  27,000
   1999.........................................  50,000   1,000   1,000  52,000
   2000.........................................  65,000   1,000   1,000  67,000
   2001.........................................  75,000   1,000   1,000  77,000
   2002.........................................     --   75,200   1,000  76,200
   2003.........................................     --   18,800  69,750  88,550
   2004.........................................     --      --   23,250  23,250

  In addition to mandatory principal payments, the term loan facilities require principal payments from excess cash flow (as defined in the Secured Credit Agreement), and a portion of the net proceeds realized from (i) the sale, conveyance or other disposition of collateral securing the debt or (ii) the sale by the Company for its own account of additional subordinated debt and/or shares of its preferred and/or common stock. The revolving credit facility has no mandatory principal payments prior to its maturity date.

 Receivables Securitization Facility

  The amended Receivables Securitization Facility is an obligation of the Company which matures on December 29, 2000 and is secured by substantially all of the Company's trade receivables. The facility operates through use of a special purpose subsidiary (Interco Receivables Corp.) which "buys" trade receivables from the operating companies and "sells" interests in same to a third party financial institution, which uses the interests as collateral for borrowings in the commercial paper market to fund the purchases. The Company accounts for this facility as long-term debt.

  The Company pays a commercial paper index rate on all funds received (outstanding) on the facility. In addition, a program fee of 0.75% per annum on the entire $225,000 facility is payable on a monthly basis. The balance outstanding

                             INTERCO INCORPORATED
at December 31, 1995 was $185,000. The Company may increase or decrease its use of the facility on a monthly basis subject to the availability of sufficient trade receivables and the facility's maximum amount ($225,000). As of December 31, 1995, the Company had $20,474 in excess availability under the facility.

 Other

  Other long-term debt consists of various industrial revenue bonds and other debt instruments with interest rates ranging from approximately 4.0% to 9.0%. Annual mandatory principal payments are required through 2004.

 Other Information

  Maturities of long-term debt are $18,639, $23,709, $28,531, $52,800 and
$252,800 for years 1996 through 2000, respectively.

10. COMMON STOCK

  The Company's restated certificate of incorporation includes authorization to issue up to 100.0 million shares of common stock with a $1.00 per share stated value. As of December 31, 1995, 50,120,079 shares of common stock were issued and outstanding. It is not presently anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends.

  Shares of common stock were reserved for the following purposes at December 31, 1995:

                                                                        NUMBER
                                                                      OF SHARES
                                                                      ----------
   Common stock options:
     Granted.........................................................  2,498,000
     Available for grant.............................................    740,000
   Common stock warrants.............................................  6,907,198
                                                                      ----------
                                                                      10,145,198
                                                                      ==========

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

  The 1992 Stock Option Plan authorizes grants of options to purchase common shares at less than fair market value on the date of grant. During 1993, an option grant of 250 thousand common shares was made by the Company at less than market value resulting in a credit to paid-in capital and a charge to compensation expense of approximately $1.0 million.

  Changes in options granted and outstanding are summarized as follows:

                            YEAR ENDED          YEAR ENDED         YEAR ENDED
                         DECEMBER 31, 1993  DECEMBER 31, 1994   DECEMBER 31, 1995
                         ------------------ ------------------- ------------------
                                    AVERAGE             AVERAGE            AVERAGE
                          SHARES     PRICE    SHARES     PRICE   SHARES     PRICE
                         ---------  ------- ----------  ------- ---------  -------
Beginning of period..... 2,500,000   $7.00   2,915,000  $ 7.39  2,643,000   $4.64
Granted.................   461,000    9.58     917,000    7.85    125,000    6.42
Exercised...............    (4,000)   7.00     (71,250)   7.00    (43,000)   3.38
Cancelled...............   (42,000)   7.92  (1,117,750)   7.82   (227,000)   4.68
                         ---------          ----------          ---------
End of period........... 2,915,000   $7.39   2,643,000  $ 4.64  2,498,000   $4.75
                         =========   =====  ==========  ======  =========   =====
Exercisable at end of
 period.................   586,750             954,750          1,346,750
                         =========          ==========          =========

                             INTERCO INCORPORATED

  As a result of the November 17, 1994 distribution of the common stock of The Florsheim Shoe Company and Converse Inc. to the Company's shareholders, options granted to the employees of those operating companies were cancelled. In addition, the exercise prices of the remaining options were adjusted to reflect the distribution in accordance with the antidilution provisions of the 1992 Stock Option Plan.

  As of December 31, 1995, the Company had outstanding approximately 6.9 million warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock at $7.13 per share (as adjusted for the November 17, 1994 distribution to shareholders of the Company's former footwear segment). The warrants, which expire on August 3, 1999, were issued in two series; Series 1 warrants include a five year call protection, whereas Series 2 warrants do not include such a feature. All other terms and conditions of the two series of warrants are identical. The warrants trade on the over-the-counter market.

11. INCOME TAXES

  Income tax expense was comprised of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1993    1994    1995
                                                        ------- ------- -------
   Current:
     Federal........................................... $11,788 $10,095 $20,499
     State and local...................................   3,167   2,909   2,527
                                                        ------- ------- -------
                                                         14,955  13,004  23,026
   Deferred............................................     969   7,904    (211)
                                                        ------- ------- -------
                                                        $15,924 $20,908 $22,815
                                                        ======= ======= =======

  The following table reconciles the differences between the Federal corporate statutory rate and the Company's effective income tax rate:

                               YEAR ENDED
                              DECEMBER 31,
                             ----------------
                             1993  1994  1995
                             ----  ----  ----
   Federal corporate statu-
    tory rate..............  35.0% 35.0% 35.0%
   State and local income
    taxes, net of Federal
    tax benefit............   4.2   2.9   2.6
   Amortization of excess
    reorganization value...   6.8   5.2   4.5
   Other...................  (3.3) (0.3) (2.1)
                             ----  ----  ----
   Effective income tax
    rate...................  42.7% 42.8% 40.0%
                             ====  ====  ====

                             INTERCO INCORPORATED

  The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

                                                     DECEMBER 31, DECEMBER 31,
                                                         1994         1995
                                                     ------------ ------------
   Deferred tax assets:
     Employee postretirement benefits other than
      pensions......................................   $    833     $ 10,954
     Expense accruals...............................      6,109        9,267
     Valuation reserves.............................      3,027        5,147
     Inventory costs capitalized....................      1,534        1,785
     Other..........................................      1,571          919
                                                       --------     --------
       Total gross deferred tax assets..............     13,074       28,072
     Valuation allowance............................        --           --
                                                       --------     --------
       Total net deferred tax assets................     13,074       28,072
   Deferred tax liabilities:
     Fair value adjustments.........................    (70,690)     (84,263)
     Employee pension plans.........................     (6,139)      (1,990)
     Depreciation...................................     (4,441)      (9,029)
     Other..........................................     (7,575)      (8,350)
                                                       --------     --------
       Total deferred tax liabilities...............    (88,845)    (103,632)
                                                       --------     --------
       Net deferred tax liabilities.................   $(75,771)    $(75,560)
                                                       ========     ========

  The net deferred tax liabilities are included in the consolidated balance sheets as follows:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1994         1995
                                                       ------------ ------------
   Prepaid expenses and other current assets..........   $ 11,292     $ 14,328
   Other long-term liabilities........................    (87,063)     (89,888)
                                                         --------     --------
                                                         $(75,771)    $(75,560)
                                                         ========     ========

  The Federal income tax returns of the Company and its major subsidiaries have been examined by the Internal Revenue Service ("IRS") through February 23, 1991.

12. EMPLOYEE BENEFITS

  The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 1993, 1994 and 1995 was $5,716, $6,303 and $7,070, respectively.

 Company-Sponsored Defined Benefit Plans

  Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

  It is the Company's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the various plans include corporate equities, government securities,

                             INTERCO INCORPORATED
corporate debt securities and insurance contracts. The table below summarizes the funded status of the Company-sponsored defined benefit plans.

                                                     DECEMBER 31, DECEMBER 31,
                                                         1994         1995
                                                     ------------ ------------
   Actuarial present value of benefit obligations:
     Vested benefit obligation......................   $179,006     $217,879
                                                       ========     ========
     Accumulated benefit obligation.................   $182,903     $222,256
                                                       ========     ========
     Projected benefit obligation...................   $202,148     $254,815
   Plan assets at fair value........................    217,535      252,810
                                                       --------     --------
   Projected benefit obligation less than (greater
    than) plan assets...............................     15,387       (2,005)
   Unrecognized net loss............................      3,886        5,211
   Unrecognized prior service cost..................       (515)       1,267
                                                       --------     --------
   Prepaid pension cost.............................   $ 18,758     $  4,473
                                                       ========     ========

  Net periodic pension cost for 1993, 1994 and 1995 includes the following components:

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1994      1995
                                                  --------  --------  --------
   Service cost-benefits earned during the peri-
    od..........................................  $  4,575  $  4,758  $  3,544
   Interest cost on the projected benefit obli-
    gation......................................    12,818    13,682    17,005
   Actual return on plan assets.................   (16,863)     (159)  (49,272)
   Net amortization and deferral................     1,377   (16,297)   31,566
                                                  --------  --------  --------
   Net periodic pension cost....................  $  1,907  $  1,984  $  2,843
                                                  ========  ========  ========

  Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

  The expected long-term rate of return on plan assets was 8.0%-9.5% in 1993 and 1994 and 8.5% in 1995. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25%, 8.0% and 7.25% and a long-term rate of compensation increase of 4.5%, 4.5% and 4.5% for 1993, 1994 and 1995, respectively.

 Other Retirement Plans and Benefits

  In addition to defined benefit plans, the Company makes contributions to a defined contribution plan and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

  In addition to pension and other supplemental benefits, certain employees and retirees are currently provided with specified health care and life insurance benefits. Eligibility requirements generally state that benefits are available to employees who retire after a certain age with specified years of service if they agree to contribute a portion of the cost. The Company has reserved the right to modify or terminate these benefits. Health care and life insurance benefits are provided to both retired and active employees through medical benefit trusts, third-party administrators and insurance companies.

                             INTERCO INCORPORATED

  The following table sets forth the financial status of postretirement benefits other than pensions as of December 31, 1995. Until the acquisition of Thomasville as of December 29, 1995, postretirement benefits other than pensions were considered immaterial and not previously reported.

                                                                  DECEMBER 31,
                                                                      1995
                                                                  ------------
   Accumulated postretirement benefit obligation:
     Retirees....................................................   $ 9,546
     Fully eligible plan participants............................     2,094
     Other active plan participants..............................    20,181
                                                                    -------
       Total.....................................................    31,821
   Plan assets at fair value.....................................       --
                                                                    -------
   Accumulated postretirement benefit obligation in excess of
    plan assets..................................................    31,821
   Unrecognized net gain.........................................        85
                                                                    -------
   Accrued postretirement benefit obligation.....................   $31,906
                                                                    =======

  For measurement purposes, a 11.0% annual rate of increase in the cost of health care benefits for pre-age 65 retirees and 11.0% for post-age 65 retirees was assumed for 1995. For 1995, the rates are assumed to decrease gradually to 6.0% in the year 2000 and remain at those levels thereafter. Increasing the assumed health care cost trend rates by one point in each year would have resulted in an increase in the accumulated postretirement benefit obligation as of December 31, 1995 of approximately $3,098 and the net periodic cost by $6 for the year.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1995.

13. LEASE COMMITMENTS

  Certain of the Company's real properties and equipment are operated under lease agreements expiring at various dates through the year 2005. Leases covering equipment generally require, in addition to stated minimums, contingent rentals based on usage. Generally, the leases provide for renewal for various periods at stipulated rates.

  Rental expense under operating leases was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1994    1995
                                                         ------- ------- -------
   Basic rentals........................................ $10,704 $11,553 $11,516
   Contingent rentals...................................     570     385     779
                                                         ------- ------- -------
                                                          11,274  11,938  12,295
   Less sublease rentals................................     132      54      54
                                                         ------- ------- -------
                                                         $11,142 $11,884 $12,241
                                                         ======= ======= =======

  Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $616 at December 31, 1995, aggregate $36,023. Annual minimum payments under operating leases are $10,715, $7,840, $6,470, $5,005 and $2,852 for 1996 through 2000, respectively.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company considers the carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

                             INTERCO INCORPORATED

  Amounts outstanding under the Secured Credit Agreement and Receivables Securitization Facility are also considered to be carried on the financial statements at their estimated fair values because they were entered into recently and both accrue interest at rates which generally fluctuate with interest rate trends.

  Amounts outstanding under the other long-term debt is considered special purpose financing as an incentive to acquire specific real estate and for settlement of certain claims. Accordingly, the Company believes the carrying amounts approximate fair value given the circumstances under which such financings were acquired.

15. GAIN ON INSURANCE SETTLEMENT

  On November 20, 1994, an explosion and fire destroyed a particleboard plant owned and operated by the Company. During 1995, the Company rebuilt the plant with proceeds received from the insurance settlement. As a result thereof, a gain on insurance settlement, totaling $7,882, was recorded during the fourth quarter of 1995. The gain includes all costs associated with the claim with no further expenses or liability anticipated.

16. LITIGATION

  The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

                              INTERCO INCORPORATED

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Following is a summary of unaudited quarterly information:

                             FIRST          SECOND         THIRD         FOURTH
                            QUARTER        QUARTER        QUARTER        QUARTER
                         -------------- -------------- -------------- -------------
Year ended December 31,
 1994:
  Net sales............. $      268,753 $      272,203 $      254,496 $     277,244
  Gross profit..........         74,184         75,894         71,697        76,937
  Net earnings:
    Continuing opera-
     tions..............          5,908          5,863          5,366        10,796
    Discontinued opera-
     tions..............          9,769          5,480          7,042       (11,952)
      Total............. $       15,677 $       11,343 $       12,408 $      (1,156)
  Net earnings per
   common share--primary
   and fully diluted:
    Continuing opera-
     tions.............. $         0.11 $         0.12 $         0.10 $        0.21
    Discontinued opera-
     tions..............           0.19           0.10           0.14         (0.23)
      Total............. $         0.30 $         0.22 $         0.24 $       (0.02)
  Common stock price
   range (High-Low)..... $15 3/4-13 1/8 $14 7/8-12 3/8 $15 3/4-13 3/4 $14 7/8-6 1/8
                         ============== ============== ============== =============
Year ended December 31,
 1995:
  Net sales............. $      285,904 $      250,336 $      258,626 $     279,023
  Gross profit..........         76,349         67,399         70,557        76,932
  Net earnings:
    Continuing opera-
     tions..............          7,743          5,487          6,196        14,797
    Extraordinary item..            --             --             --         (5,815)
      Total............. $        7,743 $        5,487 $        6,196 $       8,982
  Net earnings per com-
   mon share--primary:
    Continuing opera-
     tions.............. $         0.15 $         0.11 $         0.12 $        0.29
    Extraordinary item..            --             --             --          (0.11)
      Total............. $         0.15 $         0.11 $         0.12 $        0.18
  Net earnings per
   common share--fully
   diluted:
    Continuing opera-
     tions.............. $         0.15 $         0.11 $         0.12 $        0.27
    Extraordinary item..            --             --             --          (0.11)
      Total............. $         0.15 $         0.11 $         0.12 $        0.16
  Common stock price
   range (High-Low)..... $  6 1/8-7 1/8 $  5 3/4-6 7/8 $  5 3/4-8 1/8 $     7-9 1/8
                         ============== ============== ============== =============

  The 1994 fourth quarter common stock price range reflects the impact of the November 17, 1994 distribution of the discontinued operations to the Company's shareholders.

  The Company has not paid cash dividends on its common stock during the two years ended December 31, 1995. The closing market price of the Company's common stock on December 31, 1995 was $9.00 per share.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The section entitled "Nominees and Continuing Directors" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 23, 1996 is incorporated herein by reference.

Executive Officers of the Registrant

                                                          Current     Appointed
     Name               Age     Position                  Positions   or Elected
     ----               ---     --------                  ---------   ----------

*Richard B. Loynd       68      Chairman of the Board of
                                 the Former Subsidiary -
                                   Converse Inc.                      1982
                                Vice President                        1987
                                Director                      X       1987
                                President                     X       1989
                                Chief Operating Officer               1989
                                Chief Executive Officer       X       1989
                                Chairman of the Board         X       1990

Brent B. Kincaid        64      President and Chief Exec-
                                 utive Officer of the Sub-
                                 sidiary - Broyhill Furni-
                                 ture Industries, Inc.        X       1992

Frederick B. Starr      63      President and Chief Exec-
                                 utive Officer of the Sub-
                                 sidiary - Thomasville
                                 Furniture Industries, Inc.   X       1982

K. Scott Tyler, Jr.     56      President of the Subsidiary
                                 - The Lane Company, In-
                                 corporated                   X       1989
                                Chief Executive Officer of
                                 the Subsidiary - The Lane
                                 Company, Incorporated        X       1991

David P. Howard         45      Controller                            1990
                                Vice-President                X       1991
                                Chief Financial Officer       X       1994

Lynn Chipperfield       44      General Counsel               X       1993
                                Vice-President and
                                 Secretary                    X       1996

Steven W. Alstadt       41      Controller                    X       1994

The following officer retired on January 30, 1996
Duane A. Patterson      63      Secretary                             1973
                                Director                              1991
                                Vice-President                        1992

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

Item 11.  Executive Compensation
--------------------------------

The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Stock Options", "Retirement Plans", "Employment and Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 23, 1996, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 23, 1996, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The section entitled "Certain Business Relationships" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 23, 1996, is incorporated herein by reference.

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  List of documents filed as part of this report:

     1.  Financial Statements:

         Consolidated balance sheets, December 31, 1994 and 1995.

         Consolidated statements of operations for each of the years in the three-year period ended December 31, 1995.

         Consolidated statement of cash flows for each of the years in the three-year period ended December 31, 1995.

         Consolidated statement of shareholders' equity for each of the years in the three-year period ended December 31, 1995.

         Notes to consolidated financial statements.

         Independent Auditors' Report

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

         4(a) Credit Agreement, dated as of November 17, 1994, as amended and restated as of December 29, 1995, among the Company, Broyhill Furniture Industries, Inc., The Lane Company, Incorporated, Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais New York Branch, as Documentation Agent, Nationsbank, N.A., as Syndication Agent and Bankers Trust Company, as Administration Agent. (Incorporated by reference to Exhibit 99(a) to INTERCO INCORPORATED's Current Report on Form 8-K, dated January 12, 1996.)

         4(b) Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995 among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries as Sellers and Interco Receivables Corp. as Purchaser.

         4(c) Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, among Interco Receivables Corp. as the Seller and Atlantic Asset Securitization Corp. as an Investor and Credit Lyonnais New York Branch as the Agent. (Incorporated by reference to Exhibit 99(b) to INTERCO INCORPORATED's Current Report on Form 8-K, dated January 12, 1996.)

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

         10(c) Consulting Agreement, dated as of September 23, 1992, between the
               Company and Apollo Advisors, L.P. as amended on February 20,
               1995.

         10(d) Registration Rights Agreement, dated as of August 3, 1992, between the Company and Apollo Interco Partners, L.P. (Incorporated by reference to Exhibit 10(g) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1992.)

         10(e) Written description of bonus plan for management personnel of the Lane Company, Incorporated.

         10(f) Retirement Plan for directors. (Incorporated by reference to Exhibit 10(g) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10(g) INTERCO Corporate Executive Incentive Plan. (Incorporated by reference to Exhibit 10(h) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10(h) Broyhill Furniture Industries, Inc. Executive Incentive Plan.
               (Incorporated by reference to Exhibit 10(i) to INTERCO INCORPORATED's Annual Report on Form 10-K for the year ended December 31, 1994.)

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

         99(b) Tax Sharing Agreement, dated November 17, 1994, between the
               Company and Converse Inc. (Incorporated by reference to Exhibit 99(b) to INTERCO INCORPORATED's Annual Report on Form 8-K, dated December 2, 1994.

         99(c) Distribution and Services Agreement, dated November 17, 1994, among the Company, The Florsheim Shoe Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 99(c) to INTERCO INCORPORATED's Annual Report on Form 8-K, dated December 2, 1994.

        99(d) INTERCO/Florsheim Tax Sharing Agreement, dated November 17, 1994, among the Company, The Florsheim Shoe Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 99(d) to INTERCO INCORPORATED's Annual Report on Form 8-K, dated December 2, 1994.)

(b)  Reports on Form 8-K.

     A Form 8-K was filed on November 27, 1995, reporting the signing of an agreement to acquire Thomasville Furniture Industries, Inc., a Form 8-K was filed on January 12, 1996, as amended by Form 8-K/A-1 filed on January 16, 1996 and Form 8-K/A-2 filed on February 1, 1996, reporting the acquisition of Thomasville Furniture Industries, Inc., summarizing the Company's amended credit agreements and filing the agreements as exhibits thereto and a Form 8-K was filed on January 31, 1996 reporting information in the Company's press releases dated January 30, 1996.

           SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.

                    INTERCO INCORPORATED AND SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedule


                                                                          PAGE
CONSOLIDATED FINANCIAL STATEMENTS:                                        ----
Consolidated Balance Sheets as of December 31, 1994 and 1995              19
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1995..................................... 20
Consolidated Statement of Cash Flows for each of the years in the three year period ended December 31, 1995..................................... 21
Consolidated Statement of Shareholders' Equity for each of the years in the three year period ended December 31, 1995........................... 22
Notes to Consolidated Financial Statements............................... 23
Financial Statement Schedule............................................. 41
Independent Auditors' Report............................................. 42

                     INTERCO INCORPORATED AND SUBSIDIARIES
                       Valuation and Qualifying Accounts

                                                                    (Dollars in Thousands)
                                                ------------------------------------------------------------------
                                                                Additions
                                                Balance at      Charged to      Deductions              Balance at
                                                Beginning       Costs and          from      Acquired     End of
Description                                     of Period        Expenses        Reserves    Company      Period
-----------                                     ---------       ----------      ----------   --------   ----------
Year Ended December 31, 1995
----------------------------
   Allowances deducted from
   receivables on balance sheet:
      Allowance for doubtful accounts           $ 4,814         $ 1,672         $(1,475) (a)  $12,950   $17,961
      Allowance for cash discounts/chargebucks      248             271            (278) (b)    2,522     2,763
                                                -------         -------         --------      -------   -------
                                                $ 5,062         $ 1,943         $(1,753)      $15,472   $20,724
                                                =======         =======         ========      =======   =======


Year Ended December 31, 1994
----------------------------
   Allowances deducted from
   receivables on balance sheet
      Allowance for doubtful accounts           $ 3,847         $ 3,372         $ (2,405) (a)           $ 4,814
      Allowance for cash discounts                 213             306              (271) (b)               248
                                                -------         -------         --------                -------
                                                $ 4,060         $ 3,678         $ (2,676)               $ 5,062
                                                =======         =======         ========                =======

Year Ended December 31, 1993
----------------------------
   Allowances deducted from
   receivables on balance sheet:
      Allowance for doubtful accounts           $ 3,372         $ 1,723         $ (1,248) (a)           $ 3,847
      Allowance for cash discounts                  385             103             (275) (b)               213
                                                -------         -------         --------                -------
                                                $ 3,757         $ 1,826         $ (1,523)               $ 4,060
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTERCO INCORPORATED and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

St. Louis, Missouri
January 30, 1996

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INTERCO INCORPORATED
                                             -------------------------
                                                    (Registrant)

                                             By    Richard B. Loynd
                                                ----------------------
                                                   Richard B. Loynd
                                                Chairman of the Board

Date:  February 1, 1996

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 1, 1996.

              Signature                Title
              ---------                -----

 Richard B. Loynd                      Chairman of the Board,
-----------------------------          President and Director
(Richard B. Loynd)                     (Principal Executive Officer)

 Donald E. Lasater                     Director
-----------------------------
(Donald E. Lasater)

 Lee M. Liberman                       Director
-----------------------------
(Lee M. Liberman)

 Leon D. Black                         Director
-----------------------------
(Leon D. Black)

 Joshua J. Harris                      Director
-----------------------------
(Joshua J. Harris)

 Michael S. Gross                      Director
-----------------------------
(Michael S. Gross)

 John J. Hannan                        Director
-----------------------------
(John J. Hannan)

 Bruce A. Karsh                        Director
-----------------------------
(Bruce A. Karsh)

 John H. Kissick                       Director
-----------------------------
(John H. Kissick)

 John J. Ryan III                      Director
-----------------------------
(John J. Ryan III)

 Michael D. Weiner                     Director
-----------------------------
(Michael D. Weiner)

 David P. Howard                       Vice President
-----------------------------          (Principal Financial Officer)
(David P. Howard)

 Steven W. Alstadt                     Controller
-----------------------------          (Principal Accounting Officer)
(Steven W. Alstadt)