Form 10-K/A
period 1995-12-31
INTERCO INC
filed 1996-02-22
CIK 50957

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1

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

            PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     The following pro forma condensed consolidated statement of operations reflects the acquisition of Thomasville, which was consummated on December 29, 1995, and the incurrence of indebtedness by the Company in connection therewith and in connection with the refinancing of a portion of the Company's then-existing indebtedness as of the beginning of the period presented.

     Management believes that the assumptions used provide a reasonable basis on which to present the pro forma condensed consolidated statement of operations. The pro forma condensed consolidated statement of operations is presented for informational purposes only and is not necessarily indicative of the combined results of operations in the future or of what the combined results of operations would have been if the foregoing transactions had actually been consummated as of such date. In addition, the pro forma condensed consolidated statement of operations does not give effect to profit improvement opportunities, if any, which may be realized by the Company as a result of the acquisition of Thomasville.

     The pro forma condensed consolidated statement of operations has been prepared on the basis of assumptions described in the notes thereto and include assumptions relating to the allocation of the consideration paid for the Thomasville acquisition to its respective assets and liabilities based on preliminary estimates of their respective fair values. The actual allocation of such consideration may differ from that reflected in the pro forma condensed consolidated statement of operations after valuations and other studies to be performed pursuant to post-closing adjustments related to the acquisition have been completed.

                                                                    Year Ended December 31, 1995
                                                    -----------------------------------------------------------
                                                             Historical               Thomasville Acquisition
                                                    ----------------------------    ---------------------------
                                                        The                          Pro Forma
                                                      Company        Thomasville    Adjustments       Pro Forma
                                                    ----------       -----------    -----------       ---------
                                                            (Dollars in thousands, except per share data)
Net sales......................................     $1,073,889         $550,227       $    --         $1,624,116
Costs and expenses:
  Cost of operations...........................        760,393          428,497          1,252 (a)     1,190,142
  Selling, general and administrative
    expenses...................................        198,321           70,661          3,600 (b)
                                                                                        (1,159)(c)       271,423
  Restructuring charges........................            --               404           (404)(d)           --
  Depreciation and amortization................         36,104(k)        12,557           (257)(e)
                                                                                         2,644 (f)
                                                                                         1,005 (g)        52,053(k)
                                                    ----------         --------       --------        ----------
Earnings from operations.......................         79,071           38,108         (6,681)          110,498
Interest expense...............................         33,845           12,919         12,927 (h)        59,691
Other income, net:
  Gain on insurance settlement.................          7,882              --             --              7,882
  Other........................................          3,930            2,049         (1,876)(i)         4,103
                                                    ----------         --------       --------        ----------
Earnings before income tax expense.............         57,038           27,238        (21,484)           62,792
Income tax expense.............................         22,815           10,773         (8,218)(j)        25,370
                                                    ----------         --------       --------        ----------
Net earnings from continuing operations........     $   34,223         $ 16,465       $(13,266)       $   37,422
                                                    ==========         ========       ========        ==========
Net earnings from continuing operations before
  gain on insurance settlement net of income
  tax expense..................................     $   29,463                                        $   32,662
                                                    ==========                                        ==========
Net earnings per common share from
  continuing operations (fully diluted)........     $     0.65(k)                                     $     0.72(k)
                                                    ==========                                        ==========
Net earnings per common share from
  continuing operations before gain on
  insurance settlement, net of income tax
  expense (fully diluted)......................     $     0.56(k)                                     $     0.62(k)
                                                    ==========                                        ==========
Weighted average common and common
  equivalent shares outstanding (in thousands)
  (fully diluted)..............................         52,317                                            52,317

--------------------
(a) Adjusted to reflect cost of sales based upon first-in, first-out method of accounting for inventory from the last-in, first-out method used by Thomasville in 1995.

(b) Adjusted to reflect the estimated pension expense to the Company associated with the formation of the new Thomasville pension plan.

(c) Adjusted to reflect the reversal of expenses incurred by Thomasville for certain of its employee benefit plans, which were discontinued at the time of the acquisition by the Company.

(d) Adjusted to reflect the reversal of Thomasville's nonrecurring restructuring charge of $404 in 1995 prior to the acquisition by the Company.

(e) Adjusted to reverse the amortization of Thomasville's historical excess of cost over net assets acquired for the period prior to the acquisition of Thomasville by the Company.

(f) Adjusted to reflect the amortization of the excess of cost over net assets of Thomasville acquired by the Company.

(g) Adjusted to reflect increased depreciation expense to the Company resulting from recording property, plant and equipment of Thomasville at estimated fair value.

(h) Adjusted to reflect increased interest expense to the Company related to borrowings under the Secured Credit Agreement and Receivables Securitization Facility in connection with the acquisition of Thomasville.

(i) Adjusted to reflect reduction in interest income of the Company attributable to cash used by the Company to finance the Thomasville acquisition.

(j) Adjusted to record the income tax effect of all adjustments at a combined statutory rate of 38.25%.

(k) Includes $15,992 related to the 1992 asset revaluation. This item resulted in a reduction of $12,470 in net earnings from continuing operations and a reduction of $0.24 per share (fully diluted) in net earnings per common share.

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

         23    Consent of KPMG Peat Marwick LLP.

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

         99(e) Amendment to Tax Sharing Agreement, dated as of February 21,
               1996, between the Company and Converse Inc.*


     * Filed herewith

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

                                                INTERCO INCORPORATED
                                             -------------------------
                                                    (Registrant)

                                             By /s/ Lynn Chipperfield
                                                ----------------------
                                                    Lynn Chipperfield
                                                     Vice President
                                                     and Secretary

Date:  February 22, 1996