Form 10-Q
period 1996-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 1996-05-09
CIK 50957

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



          (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996 or
                                         --------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _______________

     Commission file number I-91
                            ----


                          Furniture Brands International, Inc.
     --------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Delaware                                        43-0337683
     -------------------------------                        -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

     101 South Hanley Road, St. Louis, Missouri                    63105
     ------------------------------------------             -------------------
       (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code         (314) 863-1100
                                                             ------------------

                                   INTERCO INCORPORATED
    --------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                             Yes  X       No
                                              ----------  ----------





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

                        60,173,638 Shares as of April 30, 1996
                        --------------------------------------





                              PART I FINANCIAL INFORMATION
                              ----------------------------


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended March 31, 1996.

               Consolidated Balance Sheets

               Consolidated Statements of Operations:

                   Three Months Ended March 31, 1996
                   Three Months Ended March 31, 1995

               Consolidated Statements of Cash Flows:

                   Three Months Ended March 31, 1996
                   Three Months Ended March 31, 1995

               Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.



                        FURNITURE BRANDS INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                  (Unaudited)
                                                            March 31, December 31,
                                                                1996         1995
      ASSETS                                             ------------ -----------

      Current assets:
        Cash and cash equivalents....................... $    30,572  $    26,412
        Receivables, less allowances of $22,204
          ($20,724 at December 31, 1995)................     284,127      276,116
        Inventories...........................(Note 1)..     269,479      269,677
        Prepaid expenses and other current assets.......      18,471       17,888
                                                         -----------  -----------
          Total current assets..........................     602,649      590,093
                                                         -----------  -----------

      Property, plant and equipment.....................     394,475      389,429
        Less accumulated depreciation...................      93,691       83,023
                                                         -----------  -----------
          Net property, plant and equipment.............     300,784      306,406
                                                         -----------  -----------
      Intangible assets, net............................     366,840      370,307
      Other assets......................................      28,425       24,933
                                                         -----------  -----------
                                                         $ 1,298,698  $ 1,291,739
                                                         ===========  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Current maturities of long-term debt............ $    18,656  $    18,639
        Accrued interest expense........................       3,147        1,304
        Accounts payable and other accrued expenses.....     132,834      115,114
                                                         -----------  -----------
          Total current liabilities.....................     154,637      135,057
                                                         -----------  -----------
      Long-term debt, less current maturities.(Note 2)..     596,019      705,040
      Other long-term liabilities.......................     152,772      150,486

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............         -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 60,120,888
          shares at March 31, 1996 and 50,120,079
          shares at December 31, 1995.........(Note 2)..      60,121       50,120
        Paid-in capital.................................     291,429      218,156
        Retained earnings...............................      43,720       32,880
                                                         -----------  -----------
       Total shareholders' equity....................        395,270      301,156
                                                         -----------  -----------
                                                         $ 1,298,698  $ 1,291,739
                                                         ===========  ===========


                         FURNITURE BRANDS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands except per share data)
                                   (Unaudited)

                                                      Three Months  Three Months
                                                             Ended         Ended
                                                          March 31,     March 31,
                                                              1996          1995
                                                      ------------  ------------

      Net sales...................................... $    423,947  $    285,904

      Costs and expenses:
        Cost of operations...........................      308,883       203,235

        Selling, general and administrative expenses.       70,204        51,550

        Depreciation and amortization................       14,178         9,838
                                                      ------------  ------------
      Earnings from operations.......................       30,682        21,281

      Interest expense...............................       13,715         8,763

      Other income, net..............................          747           674
                                                      ------------  ------------

      Earnings before income tax expense.............       17,714        13,192

      Income tax expense.............................        6,867         5,449
                                                      ------------  ------------

      Net earnings................................... $     10,847  $      7,743
                                                      ============  ============

      Net earnings per common share:

        Primary......................................       $ 0.19        $ 0.15
                                                      ============  ============

        Fully diluted................................       $ 0.19        $ 0.15
                                                      ============  ============

      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   55,794,225    50,626,060
                                                      ============  ============
        Fully diluted................................   55,982,283    50,626,841
                                                      ============  ============


                               FURNITURE BRANDS INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                          (Unaudited)


                                                    Three Months   Three Months
                                                           Ended          Ended
                                                        March 31,      March 31,
                                                            1996        1995
                                                    ------------    ------------
   Cash Flows from Operating Activities:
    Net earnings..............................      $     10,847    $      7,743
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation of property, plant and equipment       11,084           7,405
      Amortization of intangible and other assets..        3,094           2,433
      Noncash interest expense.....................          617             711
      Increase in receivables......................       (8,011)        (10,174)
      (Increase) decrease in inventories...........          198          (5,917)
      Increase in prepaid expenses and other assets.      (4,672)         (1,374)
      Increase in accounts payable, accrued interest
        expense and other accrued expenses..........       21,496         14,991
      Increase (decrease) in net deferred tax
        liabilities.................................        1,740         (1,249)
      Increase in other long-term liabilities.....            892             47
                                                     -------------   -------------
   Net cash provided by operating activities........       37,285         14,616
                                                     -------------   -------------
   Cash Flows from Investing Activities:
     Proceeds from the disposal of assets...........        1,836              1
     Additions to property, plant and equipment.....       (7,298)        (4,332)
                                                     -------------   -------------
     Net cash used by investing activities..........       (5,462)        (4,331)
                                                     -------------   -------------
   Cash Flows from Financing Activities:
    Payments of long-term debt.....................       (109,004)       (8,488)
    Proceeds from the sale of common stock.........         81,335           -
    Proceeds from the issuance of common stock.....              6           198
    Payments for the repurchase of common stock warrants      -           (1,981)
                                                      -------------   ------------
   Net cash used by financing activities...........        (27,663)      (10,271)
                                                      -------------   ------------
   Net increase in cash and cash equivalents........         4,160            14
   Cash and cash equivalents at beginning of period.        26,412         32,145
                                                      -------------   ------------
   Cash and cash equivalents at end of period.......  $     30,572    $    32,159
                                                      =============   ============
   Supplemental Disclosure:
    Cash payments for income taxes................... $        231    $       227
                                                      =============   ============
    Cash payments for interest expense............... $     11,243    $     6,675
                                                      =============   ============

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Unaudited)



(1)  Inventories are summarized as follows, in thousands:

                                            March 31,      December 31,
                                                1996              1995
                                         -----------       -----------

          Finished products              $   113,060       $   114,857
          Work-in-process                     53,058            51,259
          Raw materials                      103,361           103,561
                                         -----------       -----------
                                         $   269,479       $   269,677
                                         ===========       ===========


(2) On March 1, 1996, the Company completed its offering of ten million common shares generating net cash proceeds of $81.3 million which were used to repay long-term debt. This long-term debt payment was applied in reverse order of maturity to the term loan "C" facility of the Secured Credit Agreement.


(3) In February 1996, the Company entered into interest rate swap agreements with two financial institutions to reduce the impact of changes in interest rates on its floating rate long-term debt. The two agreements, having a total notional principal amount of $300.0 million, mature in three years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparties.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (the "Company") is a major manufacturer of residential furniture. The Company has three primary operating subsidiaries; Broyhill Furniture Industries, Inc., The Lane Company, Incorporated and Thomasville Furniture Industries, Inc.

On December 29, 1995, the Company acquired Thomasville Furniture Industries, Inc. ("Thomasville"). The transaction was accounted for as a purchase and, since the acquisition occurred as of the last business day of 1995, has been reflected in the Company's consolidated balance sheet as of December 31, 1995. The Company's results of operations for 1995 do not include any of the operations of Thomasville.

Comparison of Three Months Ended March 31, 1996 and 1995
- --------------------------------------------------------

Selected financial information for the three months ended March 31, 1996 and 1995 is presented below:

($ in millions, except per share data)

                                                 Three Months Ended
                                   ------------------------------------------
                                       March 31, 1996        March 31, 1995
                                   ---------------------   ------------------
                                                  % of                 % of
                                      $        net sales      $     net sales
                                    -------    ---------    -----   ---------
 Net sales                           423.9       100.0%     285.9     100.0%
 Earnings from operations             30.7         7.2%      21.3       7.4%
 Interest expense                     13.7         3.2%       8.8       3.1%
 Income tax expense                    6.9         1.6%       5.5       1.9%
 Net earnings                         10.8         2.5%       7.7       2.7%
 Net earnings per common share        0.19         -         0.15       -

For the three months ended March 31, 1996, net sales increased by $138.0 million, or 48.3%, compared to an increase for the three months ended March 31, 1995 of 6.4%. The improved sales performance resulted primarily from the acquisition of Thomasville.

Earnings from operations for the three months ended March 31, 1996 increased by $9.4 million or 44.2% over the same period of the prior year. Earnings from operations were 7.2% and 7.4% of net sales for the three months ended March 31, 1996 and 1995, respectively. The increase in operating earnings was primarily the result of the Thomasville acquisition. The decrease in operating margin versus the prior year was also a result of the Thomasville acquisition.

Interest expense totaled $13.7 million for the three months ended March 31, 1996, compared to $8.8 million for the same period last year. The increase in interest expense reflects the additional debt incurred for the acquisition of Thomasville.

For the three months ended March 31, 1996, the Company provided for income taxes of $6.9 million on pretax earnings of $17.7 million resulting in an effective income tax rate of 38.8%. The Company provided for income taxes of $5.5 million on pretax earnings of $13.2 million for the three months ended March 31, 1995 which represented an effective tax rate of 41.3%. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes.


Net earnings per common share on both a primary and fully diluted basis were $0.19 for the three months ended March 31, 1996, compared with $0.15 for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 55,794,225 and 55,982,283, respectively, for the three months ended March 31, 1996 and 50,626,060 and 50,626,841, respectively, for the three months ended March 31, 1995.

FINANCIAL CONDITION

Working Capital
- ---------------

Cash and cash equivalents at March 31, 1996 amounted to $30.6 million, compared to $26.4 million at December 31, 1995. During the three months ended March 31, 1996, net cash provided by operating activities totaled $37.3 million, net cash used by investing activities totaled $5.4 million and net cash used by financing activities totaled $27.7 million.

Working capital was $448.0 at March 31, 1996, compared to $455.0 million at December 31, 1995. The current ratio was 3.9 to 1 at March 31, 1996, compared to 4.4 to 1 at December 31, 1995.

Financing Arrangements
- ----------------------

As of March 31, 1996, long-term debt, including current maturities, consisted of the following, in millions:

       Secured credit agreement                   413.0
       Receivables securitization facility        185.0
       Other                                       16.7
                                                  -----
                                                  614.7
                                                  =====

On March 1, 1996, the Company completed its offering of ten million common shares generating net cash proceeds of $81.3 million. The net proceeds of the offering were used to repay long-term debt.

To meet short-term working capital and other financial requirements, the Company maintains a $180.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At March 31, 1996, there were $44.0 million of cash borrowings outstanding under the revolving credit facility and $26.3 million in letters of credit outstanding, leaving an excess of $109.7 million available under the revolving credit facility.

In addition to the revolving credit facility, the Company also had $25.0 million of excess availability under its Receivables Securitization Facility as of March 31, 1996.

The Company believes its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.



                               PART II OTHER INFORMATION
                               -------------------------


Item 5.  Other Information

         On March 1, 1996, the Company changed its corporate name from INTERCO INCORPORATED to Furniture Brands International, Inc.

Item 6.  Exhibits and Reports on Form 8-K

     (a) 11.  Statement re Computation of Net Earnings Per Common Share.

         27.  Financial Data Schedule.

     (b) A Form 8-K was filed on January 12, 1996, as amended by Form 8-K/A-1 filed on January 16, 1996 and Form 8-K/A-2 filed on February 1, 1996, reporting the acquisition of Thomasville Furniture Industries, Inc., summarizing the Company's amended credit agreements and filing the agreements as exhibits thereto and a Form 8-K was filed on January 31, 1996 reporting information in the Company's press releases dated January 30, 1996.



                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Furniture Brands International, Inc.
                                                   (Registrant)



                                       By Steven W. Alstadt
                                          ----------------------------------
                                          Steven W. Alstadt
                                          Controller and
                                          Chief Accounting Officer




   Date:  May 7, 1996





                                                                                                EXHIBIT 11

                               FURNITURE BRANDS INTERNATIONAL, INC.

                   STATEMENT RE COMPUTATION OF NET EARNINGS PER COMMON SHARE
                   ---------------------------------------------------------

                                                                             Three Months     Three Months
                                                                                    Ended            Ended
                                                                                 March 31,        March 31,
                                                                                     1996             1995
                                                                             ------------     ------------

   Primary:

     Weighted average common shares outstanding during the period.........    53,526,719        50,096,435

     Common shares issuable on exercise of stock options (1)..............       842,656           529,625

     Common shares issuable on exercise of warrants (2)...................     1,424,850               -
                                                                             ------------      ------------

     Weighted average common and common equivalent shares outstanding for
       primary calculation................................................    55,794,225        50,626,060
                                                                             ============      ============
   Fully diluted:

     Weighted average common and common equivalent shares outstanding for
       primary calculation................................................    55,794,225        50,626,060

     Common shares issuable on exercise of stock options (3)..............        29,828               781

     Common shares issuable on exercise of warrants (4)...................       158,230               -
                                                                             ------------      ------------
     Weighted average common and common equivalent shares outstanding for
       fully diluted calculation..........................................    55,982,283        50,626,841
                                                                             ============      ============


                                                                                    EXHIBIT 11 (CONTINUED)
                                       FURNITURE BRANDS INTERNATIONAL, INC.

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