Form 10-Q
period 1996-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1996-08-12
CIK 50957

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549



               (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1996 or
                                             -------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES
              EXCHANGE ACT OF 1934
              For the transition period from              to
                                             ------------     -------------

              Commission file number I-91
                                     ----


                     Furniture Brands International, Inc.
          -----------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                  Delaware                                   43-0337683
          ------------------------------------          -------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification No.)

          101 South Hanley Road, St. Louis, Missouri          63105
          --------------------------------------------- -------------------
          (Address of principal executive offices)          (Zip Code)

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

                                                  Yes  X      No
                                                  --------    --------


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

                                                  Yes  X      No
                                                  ----------- -----------

                          APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         61,400,945 Shares as of July 31, 1996
                         -------------------------------------

                             PART I FINANCIAL INFORMATION
                             ----------------------------


          Item 1.  Financial Statements

          Consolidated Financial Statements for the quarter ended June 30,
          1996.

               Consolidated Balance Sheets

               Consolidated Statements of Operations:

                   Three Months Ended June 30, 1996
                   Three Months Ended June 30, 1995

                   Six Months Ended June 30, 1996
                   Six Months Ended June 30, 1995

               Consolidated Statements of Cash Flows:

                   Six Months Ended June 30, 1996
                   Six Months Ended June 30, 1995

               Notes to Consolidated Financial Statements

          Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

          The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

[CAPTION]

                         FURNITURE BRANDS INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                    (Unaudited)



                                                             June 30, December 31,
                                                                1996         1995
      ASSETS                                             -----------  -----------
      Current assets:
        Cash and cash equivalents....................... $    18,525  $    26,412
        Receivables, less allowances of $23,517
          ($20,724 at December 31, 1995)................     287,569      276,116
        Inventories...........................(Note 1)..     276,406      269,677
        Prepaid expenses and other current assets.......      19,818       17,888
                                                         -----------  -----------
          Total current assets..........................     602,318      590,093
                                                         -----------  -----------
      Property, plant and equipment.....................     402,113      389,429
        Less accumulated depreciation...................     104,656       83,023
                                                         -----------  -----------
        Net property, plant and equipment.............       297,457      306,406
                                                         -----------  -----------
      Intangible assets, net............................     348,578      370,307
      Other assets......................................      21,980       24,933
                                                         -----------  -----------
                                                         $ 1,270,333  $ 1,291,739
                                                         ===========  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Current maturities of long-term debt............ $    21,173  $    18,639
        Accrued interest expense........................       3,032        1,304
        Accounts payable and other accrued expenses.....     135,997      115,114
                                                         -----------  -----------
          Total current liabilities.....................     160,202      135,057
                                                         -----------  -----------
      Long-term debt, less current maturities.(Note 2)..     562,795      705,040
      Other long-term liabilities.......................     132,842      150,486

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............         -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 61,398,952
          shares at June 30, 1996 and 50,120,079
          shares at December 31, 1995.........(Note 2)..      61,399       50,120
        Paid-in capital.................................     297,761      218,156
        Retained earnings...............................      55,334       32,880
                                                         -----------  -----------
         Total shareholders' equity....................      414,494      301,156
                                                         -----------  -----------

                                                        $ 1,270,333  $ 1,291,739
                                                         ===========  ===========

                         FURNITURE BRANDS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands except per share data)
                                    (Unaudited)


                                                      Three Months  Three Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1996          1995
                                                      ------------  ------------
      Net sales...................................... $    420,742  $    250,336

      Costs and expenses:
        Cost of operations...........................      302,657       176,895

        Selling, general and administrative expenses.       74,568        47,830

        Depreciation and amortization................       13,880         9,500
                                                      ------------  ------------

      Earnings from operations.......................       29,637        16,111

      Interest expense...............................       11,365         8,434

      Other income, net..............................          665         1,597
                                                      ------------  ------------

      Earnings before income tax expense.............       18,937         9,274

      Income tax expense.............................        7,316         3,787
                                                      ------------  ------------

      Net earnings................................... $     11,621  $      5,487
                                                      ============  ============
      Net earnings per common share:

        Primary......................................       $ 0.18        $ 0.11
                                                            ======        ======
        Fully diluted................................       $ 0.18        $ 0.11
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   63,703,924    50,594,863
                                                      ============  ============
        Fully diluted................................   64,019,160    50,639,977
                                                      ============  ============


                          FURNITURE BRANDS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share data)
                                   (Unaudited)



                                                        Six Months    Six Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1996          1995
                                                      ------------  ------------
      Net sales......................................   $  844,689    $  536,240

      Costs and expenses:
        Cost of operations...........................      611,540       380,130

        Selling, general and administrative expenses.      144,772        99,380

        Depreciation and amortization................       28,058        19,338
                                                      ------------  ------------
      Earnings from operations.......................       60,319        37,392

      Interest expense...............................       25,080        17,197

      Other income, net..............................        1,412         2,271
                                                      ------------  ------------
      Earnings before income tax expense.............       36,651        22,466

      Income tax expense.............................       14,183         9,236
                                                      ------------  ------------
      Net earnings...................................   $   22,468    $   13,230
                                                      ============    ==========
      Net earnings per common share:

        Primary......................................       $ 0.37        $ 0.26
                                                            ======        ======
        Fully diluted................................       $ 0.37        $ 0.26
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   59,958,162    50,594,863
                                                      ============  ============
        Fully diluted................................   60,693,945    50,639,977
                                                      ============  ============


                         FURNITURE BRANDS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                  (Unaudited)

                                                             Six Months    Six Months
                                                                  Ended         Ended
                                                                June 30,      June 30,
                                                                   1996          1995
                                                           -------------   ----------

         Cash Flows from Operating Activities:
         Net earnings................................       $   22,468     $  13,230
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
             Depreciation of property, plant and equipment      22,057        14,471
             Amortization of intangible and other assets...      6,001         4,867
             Noncash interest expense......................      1,234         1,191
             (Increase) decrease in receivables............    (11,453)        5,003
             Increase in inventories.......................     (6,729)       (2,128)
             (Increase) decrease in prepaid expenses and
               intangible and other assets.................     15,286        (1,059)
             Increase in accounts payable, accrued interest
               expense and other accrued expenses..........     24,464         3,382
             Increase (decrease) in net deferred tax
               liabilities.................................        526        (1,566)
             Decrease in other long-term liabilities.......    (17,953)       (315)
                                                            -----------    ----------
           Net cash provided by operating activities.......     55,901        37,076
                                                            ----------     ----------
         Cash Flows from Investing Activities:
           Proceeds from the disposal of assets............      1,842           107
           Additions to property, plant and equipment......    (14,950)       (8,314)
                                                            -----------     ---------
           Net cash used by investing activities...........    (13,108)       (8,207)
                                                            -----------     ---------
         Cash Flows from Financing Activities:
           Addition to long-term debt......................     15,000           -
           Payments of long-term debt......................   (154,711)      (23,679)
           Proceeds from the sale of common stock..........     81,292           -
           Proceeds from the issuance of common stock......      9,044           199
           Payments for the repurchase of common stock
             warrants......................................     (1,305)       (1,981)
                                                            -----------     ---------
         Net cash used by financing activities...........      (50,680)      (25,461)
                                                            -----------     ---------
         Net increase (decrease) in cash and cash
            equivalents...................................      (7,887)        3,408
         Cash and cash equivalents at beginning of period.      26,412        32,145
                                                            -----------    ----------
         Cash and cash equivalents at end of period........  $  18,525    $   35,553
                                                            ===========    ==========
         Supplemental Disclosure:
           Cash payments for income taxes, net............. $   14,983    $    5,972
                                                            ==========    ===========
           Cash payments for interest expense..............  $  22,209    $   14,609
                                                            ==========    ===========

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited)



         (1)  Inventories are summarized as follows, in thousands:

                                              June 30,        December 31,
                                                 1996                1995
                                          -----------         -----------
                  Finished products       $   122,049         $   114,857
                  Work-in-process              51,500              51,259
                  Raw materials               102,857             103,561
                                          -----------         -----------
                                          $   276,406         $   269,677
                                          ===========         ===========


         (2) On March 1, 1996, the Company completed its offering of ten million common shares generating net cash proceeds of $81.3 million which were used to repay long-term debt. This long-term debt payment was applied in reverse order of maturity to the term loan "C" facility of the Secured Credit Agreement.


         (3) In February 1996, the Company entered into interest rate swap agreements with two financial institutions to reduce the impact of changes in interest rates on its floating rate long-term debt. The two agreements, having a total notional principal amount of $300.0 million, mature in three years. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement; however, the Company does not anticipate nonperformance by the counterparties.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (the "Company") is a major manufacturer of residential furniture. The Company has three primary operating subsidiaries; Broyhill Furniture Industries, Inc., The Lane Company, Incorporated and Thomasville Furniture Industries, Inc.

On December 29, 1995, the Company acquired Thomasville Furniture Industries, Inc.("Thomasville"). The transaction was accounted for as a purchase and, since the acquisition occurred as of the last business day of 1995, has been reflected in the Company's consolidated balance sheet as of December 31, 1995.
The Company's results of operations for 1995 do not include any of the operations of Thomasville.


Comparison of Three Months and Six Months Ended June 30, 1996 and 1995
- ----------------------------------------------------------------------

Selected financial information for the three months and six months ended June 30, 1996 and 1995 is presented below:

($ in millions, except per share data)


                                                              Three Months Ended
                                                 -----------------------------------------------
                                                       June 30, 1996              June 30, 1995
                                                 ------------------------    -------------------
                                                                   % of                  % of
                                                     $          net sales        $     net sales
                                                 ----------    -----------    -------  ---------
         Net sales                                 420.8          100.0%        250.3    100.0%
         Earnings from operations                   29.6            7.0%         16.1      6.4%
         Interest expense                           11.4            2.7%          8.4      3.4%
         Income tax expense                          7.3            1.7%          3.7      1.5%
         Net earnings                               11.7            2.8%          5.5      2.2%
         Net earnings per common share              0.18             -           0.11        -


                                                                 Six Months Ended
                                                 -----------------------------------------------
                                                       June 30, 1996             June 30, 1995
                                                 -----------------------     -------------------
                                                                % of                      % of
                                                     $         net sales        $      net sales
                                                 ----------    ---------     -------   ---------
         Net sales                                  844.7        100.0%        536.2    100.0%
         Earnings from operations                    60.3          7.1%         37.4      7.0%
         Interest expense                            25.1          3.0%         17.2      3.2%
         Income tax expense                          14.2          1.7%          9.2      1.7%
         Net earnings                                22.5          2.7%         13.2      2.5%
         Net earnings per common share               0.37           -           0.26       -



For the three months ended June 30, 1996, net sales increased by $170.5 million, or 68.1%, compared to a decrease for the three months ended June 30, 1995 of 8.0%. For the six months ended June 30, 1996, net sales increased by $308.5 million, or 57.5%, compared to a decrease for the six months ended June 30, 1995 of 0.9%. The improved sales performance resulted primarily from the acquisition of Thomasville.

Earnings from operations for the three months ended June 30, 1996 increased by $13.5 million or 84.0% from the comparable prior year period. Earnings from operations for the three months ended June 30, 1996 and June 30, 1995 were 7.0% and 6.4% of net sales, respectively.
For the six months ended June 30, 1996, earnings from operations increased by $22.9 million, or 61.3%, compared to a decrease of 6.7% for the six months ended June 30, 1995. As a percent of net sales, earnings from operations for the six months ended June 30, 1996 and June 30, 1995 were 7.1% and 7.0%, respectively. The increase in operating earnings was due to the Thomasville acquisition as well as improved operating performance at the other operating companies. Strong order rates allowed the Company's manufacturing plants to run efficiently during the quarter.

Interest expense totaled $11.4 million and $25.1 million for the three months and six months ended June 30, 1996, respectively, compared to $8.4 million and $17.2 million in the prior year comparable periods. The increase in interest expense reflects the additional debt incurred for the acquisition of Thomasville.

The effective income tax rates were 38.6% and 38.7% for the three months and six months ended June 30, 1996, respectively, compared to 40.8% and 41.1% for the prior year periods, respectively. The effective income tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes.

Net earnings per common share on both a primary and fully diluted basis were $0.18 and $0.37 for the three months and six months ended June 30, 1996, respectively, compared with $0.11 and $0.26 for the same periods last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 63,703,924 and 64,019,160, respectively, for the three months ended June 30, 1996 and 50,594,863 and 50,639,977, respectively, for the three months ended June 30, 1995. For the six months ended June 30, 1996 and June 30, 1995 average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 59,958,162 and 60,693,945, respectively, and 50,594,863 and 50,639,977, respectively.

FINANCIAL CONDITION

Working Capital
- ---------------

Cash and cash equivalents at June 30, 1996 amounted to $18.5 million, compared to $26.4 million at December 31, 1995. During the six months ended June 30, 1996, net cash provided by operating activities totaled $55.9 million, net cash used by investing activities totaled $13.1 million and net cash used by financing activities totaled $50.7 million.

Working capital was $442.1 million at June 30, 1996, compared to $455.0 million at December 31, 1995. The current ratio was 3.8 to 1 at June 30, 1996, compared to 4.4 to 1 at December 31, 1995.

Financing Arrangements
- ----------------------

As of June 30, 1996, long-term debt, including current maturities, consisted of the following, in millions:

              Secured credit agreement               367.5
              Receivables securitization facility    200.0
              Other                                   16.5
                                                     -----
                                                     584.0
                                                     =====


On March 1, 1996, the Company completed its offering of ten million common shares generating net cash proceeds of $81.3 million. The net proceeds of the offering were used to repay long-term debt.

To meet short-term working capital and other financial requirements, the Company maintains a $180.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At June 30, 1996, there were $7.0 million of cash borrowings outstanding under the revolving credit facility and $26.6 million in letters of credit outstanding, leaving an excess of $146.4 million available under the revolving credit facility.

In addition to the revolving credit facility, the Company also had $11.4 million of excess availability under its Receivables Securitization Facility as of June 30, 1996.

The Company believes its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

                               PART II OTHER INFORMATION
                               -------------------------


Item 2.    Changes in Securities

            On June 24, 1996 the Company redeemed all of its outstanding Series 2 Warrants for a redemption price of $0.006 per warrant. Each Series 2 Warrant gave the holder the right to purchase one share of the Company's Common Stock at $7.13 per share.

Item 4.    Submission of Matters to a Vote of Security Holders

    (a)    April 23, 1996 Annual Meeting of Stockholders.

    (c) Proposal to increase the shares reserved for issuance under the Furniture Brands 1992 Stock Option Plan.

              Affirmative votes    50,554,911
              Negative votes       542,905


Item 5.    Other Information

           On July 30, 1996 the Company announced that it has executed a commitment letter with the Company's agent banks, Bankers Trust Company, NationsBank and Credit Lyonnais, under its existing Secured Credit Agreement which will result in substantial reductions in interest expense. This refinancing, which is subject to various conditions, is expected to be finalized by the end of September. The new secured credit facility will be structured as a five-year, reducing revolving credit facility with an initial commitment totaling $475 million.

           On July 30, 1996 the Company announced that its Board of Directors has authorized repurchases of the Company's outstanding Common Stock and Series 1 Warrants in a total amount up to $30 million over the next twelve months, subject to certain restrictions in the Company's Secured Credit Agreement.

Item 6.    Exhibits and Reports on Form 8-K

    (a)    11.    Statement re Computation of Net Earnings Per Common
                  Share.

            27.    Financial Data Schedule.

            99.    Press Releases, dated July 30, 1996

     (b) A Form 8-K was not required to be filed during the quarter ended June 30, 1996.

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


                                        Furniture Brands International, Inc.
                                                     (Registrant)



                                             By Steven W. Alstadt
                                                -----------------------------
                                                Steven W. Alstadt
                                                Controller and
                                                Chief Accounting Officer




        Date:  August 12, 1996


                                                                                                EXHIBIT 11
                                                     FURNITURE BRANDS INTERNATIONAL, INC.

                                           STATEMENT RE COMPUTATION OF NET EARNINGS PER COMMON SHARE
                                           ---------------------------------------------------------

                                                               Three Months        Six Months  Three and Six
                                                                      Ended             Ended   Months Ended
                                                                    June 30,          June 30,       June 30,
                                                                       1996              1996           1995
                                                              -------------       -----------   ------------
    Primary:

    Weighted average common shares outstanding during the
       period...............................................     60,276,200        56,901,460     50,108,121

    Common shares issuable on exercise of stock options (1).        985,273           906,411        486,742

    Common shares issuable on exercise of warrants (2)......      2,442,451         2,150,291            -
                                                               ------------     -------------  -------------
    Weighted average common and common equivalent shares
       outstanding for primary calculation..................     63,703,924        59,958,162     50,594,863
                                                               ============     =============  =============
    Fully diluted:

    Weighted average common and common equivalent shares
    outstanding for primary calculation.....................     63,703,924        59,958,162     50,594,863

    Common shares issuable on exercise of stock options (3).         60,910           139,772         45,114

    Common shares issuable on exercise of warrants (4)......        254,326           596,011            -
                                                               ------------     -------------  --------------
    Weighted average common and common equivalent shares
    outstanding for fully diluted calculation................    64,019,160        60,693,945     50,639,977
                                                               ============     =============  ==============


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