Form 10-Q/A
period 1996-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1996-08-15
CIK 50957

FORM 10-Q/A-1

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
           ----------------------------------------------------------------
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



               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.





                                                  Yes  X      No
                                                  ----------  -----------


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

                         61,400,945 Shares as of July 31, 1996
                         -------------------------------------





                             PART I FINANCIAL INFORMATION
                             ----------------------------


          Item 6.  Exhibits and Reports on Form 8-k

              (a)  99.  Press Releases, dated July 30, 1996.





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


                                       Furniture Brands International, Inc.
                                              (Registrant)



                                      By Steven W. Alstadt
                                         ---------------------------------
                                         Steven W. Alstadt
                                         Controller and
                                           Chief Accounting Officer




          Date:  August 15, 1996