Form 10-Q
period 1996-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1996-11-06
CIK 50957

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996 or
                                            ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                    -----------     -----------

     Commission file number I-91
                            ----

                          Furniture Brands International, Inc.
     ----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Delaware                                43-0337683
     ----------------------------------          -------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

      101 South Hanley Road, St. Louis, Missouri              63105
     -------------------------------------------          ----------------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code    (314) 863-1100
                                                          ----------------

     ---------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                             Yes  X      No
                                             ----------  ---------





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

                      61,426,281 Shares as of September 30, 1996
                      ------------------------------------------





                            PART I FINANCIAL INFORMATION
                            ----------------------------


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended September 30,
     1996.

          Consolidated Balance Sheets

          Consolidated Statements of Operations:

               Three Months Ended September 30, 1996
               Three Months Ended September 30, 1995

               Nine Months Ended September 30, 1996
               Nine Months Ended September 30, 1995

          Consolidated Statements of Cash Flows:

               Nine Months Ended September 30, 1996
               Nine Months Ended September 30, 1995

          Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.




                        FURNITURE BRANDS INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (Unaudited)


                                                         September 30, December 31,
                                                                 1996         1995
      ASSETS                                             ------------  -----------

      Current assets:
        Cash and cash equivalents....................... $     21,456  $    26,412
        Receivables, less allowances of $25,349
          ($20,724 at December 31, 1995)................      292,669      276,116
        Inventories...........................(Note 3)..      280,977      269,677
        Prepaid expenses and other current assets.......       17,608       17,888
                                                         ------------  -----------
          Total current assets..........................      612,710      590,093
                                                         ------------  -----------
      Property, plant and equipment.....................      410,553      389,429
        Less accumulated depreciation...................      114,763       83,023
                                                         ------------  -----------
          Net property, plant and equipment.............      295,790      306,406
                                                         ------------  -----------
      Intangible assets, net............................      345,383      370,307
      Other assets......................................       14,682       24,933
                                                         ------------  -----------
                                                         $  1,268,565  $ 1,291,739
                                                         ============  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Current maturities of long-term debt............ $        -    $    18,639
        Accrued interest expense........................        2,461        1,304
        Accounts payable and other accrued expenses.....      150,937      115,114
                                                         ------------  -----------
          Total current liabilities.....................      153,398      135,057
                                                         ------------  -----------
      Long-term debt, less current maturities.(Notes 4
        and 6)..........................................      578,600      705,040
      Other long-term liabilities.......................      133,626      150,486
      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............          -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 61,426,281
          shares at September 30, 1996 and 50,120,079
          shares at December 31, 1995.........(Note 4)..       61,426       50,120
        Paid-in capital.................................      279,273      218,156
        Retained earnings...............................       62,242       32,880
                                                         ------------  -----------
        Total shareholders' equity....................        402,941      301,156
                                                         ------------  -----------
                                                         $  1,268,565  $ 1,291,739
                                                         ============  ===========





      See accompanying notes to consolidated financial statements.



                        FURNITURE BRANDS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands except per share data)
                                     (Unaudited)

                                                      Three Months  Three Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1996          1995
                                                      ------------  ------------
      Net sales...................................... $    417,921  $    258,626

      Costs and expenses:
        Cost of operations...........................      301,667       182,349

        Selling, general and administrative expenses.       69,266        49,721

        Depreciation and amortization................       13,353         9,049
                                                      ------------  ------------
      Earnings from operations.......................       33,635        17,507

      Interest expense...............................       10,592         8,212

      Other income, net..............................          566         1,081
                                                      ------------  ------------
      Earnings before income tax expense and
        extraordinary item...........................       23,609        10,376

      Income tax expense.............................        9,284         4,180
                                                      ------------- ------------
      Net earnings before extraordinary item.........       14,325         6,196

      Extraordinary item - early extinguishment of
        debt, net of tax benefit....(Note 7).........       (7,417)          -
                                                      ------------  ------------
      Net earnings................................... $      6,908  $      6,196
                                                      ============  ============
      Net earnings per common share - primary:
        Net earnings before extraordinary item.......       $ 0.22        $ 0.12
        Extraordinary item - early extinguishment
          of debt....................................        (0.11)          -
                                                            ------        ------
      Net earnings per common share - primary........       $ 0.11        $ 0.12
                                                            ======        ======
      Net earnings per common share - fully diluted:
        Net earnings before extraordinary item.......       $ 0.22        $ 0.12
        Extraordinary item - early extinguishment
          of debt....................................        (0.11)          -
                                                             -----        ------
      Net earnings per common share - fully diluted..       $ 0.11        $ 0.12
                                                            ======        ======
      Weighted average common and common equivalent
        shares outstanding:
        Primary......................................   64,093,194    50,597,623
                                                      ============  ============
        Fully diluted................................   64,754,201    51,403,855
                                                      ============  ============

      See accompanying notes to consolidated financial statements.

                        FURNITURE BRANDS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands except per share data)
                                (Unaudited)

                                                       Nine Months   Nine Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1996          1995
                                                      ------------  ------------
      Net sales...................................... $  1,262,610  $    794,866

      Costs and expenses:
        Cost of operations...........................      913,207       562,479

        Selling, general and administrative expenses.      214,038       149,101

        Depreciation and amortization................       41,411        28,387
                                                      ------------  ------------
      Earnings from operations.......................       93,954        54,899

      Interest expense...............................       35,672        25,409

      Other income, net..............................        1,978         3,352
                                                      ------------  ------------
      Earnings before income tax expense and
        extraordinary item...........................       60,260        32,842

      Income tax expense.............................       23,467        13,416
                                                      ------------  ------------
      Net earnings before extraordinary item.........       36,793        19,426

      Extraordinary item - early extinguishment
        of debt, net of tax benefit..(Note 7)........       (7,417)          -
                                                      ------------  ------------
      Net earnings................................... $     29,376  $     19,426
                                                      ============  ============
      Net earnings per common share - primary:
        Net earnings before extraordinary item.......       $ 0.60        $ 0.38
        Extraordinary item - early extinguishment
          of debt....................................        (0.12)          -
                                                            ------        ------
      Net earnings per common share - primary........       $ 0.48        $ 0.38
                                                            ======        ======
      Net earnings per common share - fully diluted:
        Net earnings before extraordinary item.......       $ 0.59        $ 0.38
        Extraordinary item - early extinguishment
          of debt....................................        (0.12)          -
                                                            ------        ------
      Net earnings per common share - fully diluted..       $ 0.47        $ 0.38
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:
        Primary......................................   61,227,139    50,597,623
                                                      ============  ============
        Fully diluted................................   62,764,804    51,403,855
                                                      ============  ============


      See accompanying notes to consolidated financial statements.


                         FURNITURE BRANDS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                 (Unaudited)



                                              Nine Months      Nine Months
                                                    Ended            Ended
                                             September 30,    September 30,
                                                     1996             1995
                                             ------------     ------------

      Cash Flows from Operating Activities:
       Net earnings....................     $     29,376     $     19,426
       Adjustments to reconcile net
        earnings to net cash provided by
        operating activities:
          Net loss on early extinguishment
            of debt....................            7,417               -
           Depreciation of property, plant
             and equipment..............           32,406           21,087
           Amortization of intangible and
             other assets...............            9,005            7,300
           Noncash interest expense.....            1,756            1,670
           Increase in receivables......          (16,553)          (4,085)
           Increase in inventories......          (11,300)          (2,386)
           Decrease in prepaid expenses
            and intangible and other assets..      17,179            2,783
           Increase in accounts payable,
            accrued interest expense and other
            accrued expenses.................      42,502           25,250
           Decrease in net deferred tax
            liabilities......................        (605)          (3,173)
           Decrease in other long-term
            liabilities......................     (16,010)             (13)
                                              -----------       ----------
        Net cash provided by operating
         activities..........................      95,173           67,859
                                              -----------       ----------

      Cash Flows from Investing Activities:
       Proceeds from the disposal of
         assets.............................        2,140              147
       Additions to property, plant
          and equipment.....................      (23,930)         (12,311)
                                              -----------       ----------
       Net cash used by investing activities.     (21,790)         (12,164)
                                              -----------       ----------

      Cash Flows from Financing Activities:
       Payments for debt issuance costs......      (4,630)             -
       Additions to long-term debt...........     380,000              -
       Payments of long-term debt............    (524,279)         (23,875)
       Proceeds from the sale of common stock      81,292              -
       Proceeds from the issuance of common
         stock...............................       9,239              199
       Payments for the repurchase of common
         stock warrants......................     (19,961)          (2,789)
                                             ------------       ----------
       Net cash used by financing activities      (78,339)         (26,465)
                                             ------------       ----------
      Net increase (decrease) in cash and
        cash equivalents....................       (4,956)          29,230
      Cash and cash equivalents at beginning
        of period...........................       26,412           32,145
                                             ------------       ----------
      Cash and cash equivalents at end
        of period........................... $     21,456       $   61,375
                                             ============       ==========

      Supplemental Disclosure:
       Cash payments for income taxes, net.  $     20,225       $    6,549
                                             ============       ==========
       Cash payments for interest expense..  $     32,834       $   22,548
                                             ============       ==========


      See accompanying notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)



     (1) The financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     (2) In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost under the provisions of Accounting Principles Board Opinion No. 25 ("Opinion No. 25") with pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company adopted SFAS No. 123 as of January 1, 1996 and has elected to, as permitted under the statement, continue recognition of compensation costs under the provisions of Opinion No. 25 with appropriate disclosure, if material. The effect on net earnings for the three-month and nine-month period ended September 30, 1996 is not material and, accordingly, no disclosure has been made. Further, based on current and anticipated use of stock options for the foreseeable future, it is not envisioned that the impact of the pronouncement would be material in subsequent periods.

     (3)   Inventories are summarized as follows, in thousands:

                                            September 30,    December 31,
                                                    1996            1995
                                            ------------     -----------

               Finished products            $    124,094     $   114,857
               Work-in-process                    54,017          51,259
               Raw materials                     102,866         103,561
                                            ------------     -----------
                                            $    280,977     $   269,677
                                            ============     ===========


     (4) On March 1, 1996, the Company completed its offering of ten million common shares generating net cash proceeds of $81.3 million which were used to repay long-term debt. This long-term debt payment was applied in reverse order of maturity to the term loan "C" facility of the Company's secured credit agreement.


     (5) In February 1996, the Company entered into interest rate swap agreements with two financial institutions to reduce the impact of changes in interest rates on its floating rate long-term debt. The two agreements, having a total notional principal amount of $300.0 million, mature in three years. The swap agreements effectively convert a portion of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties a fixed rate of 5.14% per annum and receives payments based upon the floating three month London interbank offered rate (LIBOR). The Company is exposed to credit loss in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by the counterparties.

     (6) On September 6, 1996, the Company refinanced its secured credit agreement. The new secured credit agreement is a five-year, reducing revolving credit facility with an initial commitment totaling $475.0 million. The revolving credit facility has no mandatory principal payments; however, the commitment is reduced to $400.0 million on September 30, 1999, $300.0 million on September 29, 2000, with remaining commitment maturing on September 15, 2001.

           The revolving credit facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 1996, $365.0 million in cash borrowings were outstanding under the revolving credit facility.

           Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon certain financial performance ratios. At September 30, 1996, all cash borrowings were Eurodollar loans having an interest rate of 6.375%, which included an applicable margin of 0.875%.

     (7) In conjunction with the September 6, 1996 refinancing of the secured credit agreement, the Company charged to results of operations $7.4 million, net of taxes of $4.5 million, representing the deferred financing fees and expenses pertaining to such credit facilities. The charge was recorded as an extraordinary item.

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     RESULTS OF OPERATIONS

     Furniture Brands International, Inc. (the "Company") is a major manufacturer of residential furniture. The Company has three primary operating subsidiaries; Broyhill Furniture Industries, Inc., The Lane Company, Incorporated and Thomasville Furniture Industries, Inc.

     On December 29, 1995, the Company acquired Thomasville Furniture Industries, Inc. ("Thomasville"). The transaction was accounted for as a purchase and, since the acquisition occurred as of the last business day of 1995, has been reflected in the Company's consolidated balance sheet as of December 31, 1995. The Company's results of operations for 1995 do not include any of the operations of Thomasville.

     Comparison of Three Months and Nine Months Ended September 30, 1996
     -------------------------------------------------------------------
     and 1995
     --------

     Selected financial information for the three months and nine months ended September 30, 1996 and 1995 is presented below:

     ($ in millions, except per share data)

                                             Three Months Ended
                                  -----------------------------------------
                                  September 30, 1996     September 30, 1995
                                  ------------------     ------------------
                                               % of                   % of
                                  Dollars   Net Sales    Dollars  Net Sales
                                  -------   ---------    -------  ---------
     Net sales                    $417.9      100.0%     $258.6     100.0%
     Cost of operations            301.7       72.2       182.4      70.5
     Selling, general and
      administrative expenses       69.3       16.6        49.7      19.2
     Depreciation and amortization  13.3        3.2         9.0       3.5
                                  ------      -----      ------     -----
     Earnings from operations       33.6        8.0        17.5       6.8
     Interest expense               10.6        2.5         8.2       3.2
     Other income, net               0.6        0.1         1.1       0.4
                                  ------      -----      ------     -----
     Earnings before income tax
       expense and extraordinary
        item                        23.6        5.6        10.4       4.0
     Income tax expense              9.3        2.2         4.2       1.6
                                  ------      -----      ------     -----
     Net earnings before
      extraordinary item          $ 14.3        3.4%     $  6.2       2.4%
                                  ======      =====      ======     =====

     Gross Profit (1)             $107.1       25.6%     $ 70.5      27.3%
     EBITDA (2)                     46.9       11.2        26.5      10.2



                                              Nine Months Ended
                                  -----------------------------------------
                                   September 30, 1996    September 30, 1995
                                  -------------------    ------------------
                                               % of                 % of
                                  Dollars   Net Sales    Dollars  Net Sales
                                  --------  ---------    -------  ---------
     Net sales                    $1,262.6    100.0%      $794.9    100.0%
     Cost of operations             913.2      72.3        562.5     70.8
     Selling, general and
      administrative expenses       214.0      17.0        149.1     18.7
     Depreciation and amortization   41.4       3.3         28.4      3.6
                                  -------    ------       ------    -----
     Earnings from operations        94.0       7.4         54.9      6.9
     Interest expense                35.7       2.8         25.4      3.2
     Other income, net                2.0       0.2          3.3      0.4
                                  -------    ------       ------    -----
     Earnings before income tax
      expense and extraordinary
      item                           60.3       4.8         32.8      4.1
     Income tax expense              23.5       1.9         13.4      1.7
                                  -------    ------       ------    -----
     Net earnings before
      extraordinary item          $  36.8       2.9%      $ 19.4      2.4%
                                  =======    ======       ======    =====
     Gross Profit (1)             $ 320.8      25.4%      $214.3     27.0%
     EBITDA (2)                     135.4      10.7         83.3     10.5


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

                                Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                ------------------       -----------------
                                  1996      1995           1996      1995
                                -------    -------       -------    ------
     Net sales                  $417.9     $258.6        $1,262.6   $794.9
     Cost of operations          301.7      182.4           913.2    562.5
     Depreciation (associated
      with cost of good sold)      9.1        5.7            28.6     18.1
                                ------     ------        --------   ------
     Gross Profit               $107.1     $ 70.5        $  320.8   $214.3
                                ======     ======        ========   ======

     (2) EBITDA is defined as caring from operations before depreciation and amortization and therefore does not include other income, net, EBITDA is not intended to represent cash flows for the period as measured in accordance with generally accepted accounting principles. Nor has it been presented as an alternative to net income from operations as an indicator of operating performance, and it should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA is presented solely as supplemental disclosure because the Company believes that it is a good measure of the operating cash flow generated by the Company to enable it to make capital expenditures and meet its other obligations.
           The Company believes that EBITDA may be a better indicator for this purpose than earnings from operations because of the significant fresh-start depreciation and amortization charges described herein. Because all companies and analysts do not calculate
           EBITDA in an identical manner, EBITDA as presented above may not necessarily be comparable to similarly-titled measures of other companies.


     Three Months Ended September 30, 1996 Compared to Three Months Ended
     --------------------------------------------------------------------
     September 30, 1995
     ------------------

     Net sales for the three months ended September 30, 1996 increased to $417.9 million from $258.6 million for the three months ended September 30, 1995. The improved sales performance resulted primarily from the acquisition of Thomasville. Had Thomasville been acquired at the beginning of 1995, net sales for the three months ended September 30, 1996 would have increased 6.7% over those for the three months ended September 30, 1995.

     Cost of operations for the three months ended September 30, 1996 was $301.7 million, compared to $182.4 million for the three months ended September 30, 1995. The large increase was a result of the Company's acquisition of Thomasville. Cost of operations as a percentage of net sales increased from 70.5% for the three months ended September 30, 1995 to 72.2% for the three months ended September 30, 1996. This increase was due to the acquisition of Thomasville which had higher cost of operations as a percentage of net sales than the Company's other operating subsidiaries. Had Thomasville been included on a pro forma basis for the three months ended September 30, 1995, cost of operations as a percentage of net sales would have been 73.4%.

     Selling, general and administrative expenses increased to $69.3 million for the three months ended September 30, 1996 from $49.7 million for the three months ended September 30, 1995. The large increase was a result of the Company's acquisition of Thomasville. As a percentage of net sales, selling, general and administrative expenses were 16.6% for the three months ended September 30, 1996 compared to 19.2% for the three months ended September 30, 1995, reflecting the Company's acquisition of Thomasville.

     Depreciation and amortization for the three months ended September 30, 1996 was $13.3 million, compared to $9.0 million for the three months ended September 30, 1995. The large increase was a result of the Company's acquisition of Thomasville. The amount of depreciation and amortization attributable to the "fresh-start" reporting was $3.9 million and $3.7 million for the three months ended September 30, 1996 and September 30, 1995, respectively.

     Interest expense for the three months ended September 30, 1996 totaled $10.6 million, compared to $8.2 million for the prior year comparable period. The increase in interest expense reflects additional debt incurred for the acquisition of Thomasville.






     Other income, net for the three months ended September 30, 1996, totaled $0.6 million compared to $1.1 million for the three months ended September 30, 1995. For the three months ended September 30, 1996, other income consisted of interest on short term investments of $0.3 million and other miscellaneous income and (expense) items totaling $0.3 million.

     For the three months ended September 30, 1996, the Company provided for income taxes totaling $9.3 million on earnings before income tax expense and extraordinary item, producing an effective tax rate of 39.3% compared to an effective tax rate for the prior year comparable period of 40.3%. The effective tax rates for such periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

     Net earnings per common share before extraordinary item on a fully diluted basis were $0.22 for the three months ended September 30, 1996 compared with $0.12 for the prior year comparable period. Weighted average shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 64,093,000 and 64,754,000 in 1996, respectively, and 50,598,000 and 51,404,000 in
     1995, respectively.

     Gross profit for the three months ended September 30, 1996 was $107.1 million, representing an increase of 51.9% over gross profit for the prior year comparable period of $70.5 million. The increase resulted primarily from the acquisition of Thomasville. The decrease in gross profit margin to 25.6% for the three months ended September 30, 1996 from 27.3% for the comparable period for the prior year was due to the acquisition of Thomasville, which had lower gross profit margins than the Company's other operating subsidiaries. Had Thomasville been included on a pro forma basis in 1995, gross profit margin would have been 24.4% for the three months ended September 30, 1995.

     EBITDA for the three months ended September 30, 1996 was $46.9 million, representing an increase of 76.9% over EBITDA of $26.5 million for the comparable period of the prior year. This increase resulted primarily from the acquisition of Thomasville. EBITDA as a percentage of net sales increased to 11.2% for the three months ended September 30, 1996 from 10.2% for the comparable period for the prior year. Had Thomasville been included on a pro forma basis for the 1995 period, EBITDA as a percentage of net sales would have been 9.5% for the three months ended September 30, 1995. This increase in EBITDA margin reflects efficient manufacturing activity as well as the Company's continuing efforts to enhance profitability.

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended
     -------------------------------------------------------------------
     September 30, 1995
     ------------------

     Net sales for the nine months ended September 30, 1996 increased to $1,262.6 million from $794.9 million for the nine months ended
     September 30, 1995.  The improved sales performance resulted primarily





     from the acquisition of Thomasville. Had Thomasville been acquired at the beginning of 1995, net sales for the nine months ended September 30, 1996 would have increased 4.9% over those for the nine months ended September 30, 1995.

     Cost of operations for the nine months ended September 30, 1996 was $913.2 million, compared to $562.5 million for the nine months ended September 30, 1995. The large increase was a result of the Company's acquisition of Thomasville. Cost of operations as a percentage of net sales increased from 70.8% for the nine months ended September 30, 1995 to 72.3% for the nine months ended September 30, 1996. This increase was due to the acquisition of Thomasville which had higher cost of operations as a percentage of net sales than the Company's other operating subsidiaries. Had Thomasville been included on a pro forma basis for the nine months ended September 30, 1995, cost of operations as a percentage of net sales would have been 73.3%.

     Selling, general and administrative expenses increased to $214.0 million for the nine months ended September 30, 1996 from $149.1 million for the nine months ended September 30, 1995. The large increase was a result of the Company's acquisition of Thomasville. As a percentage of net sales, selling, general and administrative expenses were 17.0% for the nine months ended September 30, 1996 compared to 18.7% for the nine months ended September 30, 1995, reflecting the Company's acquisition of Thomasville.

     Depreciation and amortization for the nine months ended September 30, 1996 was $41.4 million, compared to $28.4 million for the nine months ended September 30, 1995. The large increase was a result of the Company's acquisition of Thomasville. The amount of depreciation and amortization attributable to the "fresh-start" reporting was $12.3 million and $11.8 million for the nine months ended September 30, 1996 and September 30, 1995, respectively.

     Interest expense for the nine months ended September 30, 1996 totaled $35.7 million, compared to $25.4 million for the prior year comparable period. The increase in interest expense reflects additional debt incurred for the acquisition of Thomasville.

     Other income, net for the nine months ended September 30, 1996, totaled $2.0 million compared to $3.3 million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, other income consisted of interest on short term investments of $1.1 million and other miscellaneous income and (expense) items totaling $0.9 million.

     For the nine months ended September 30, 1996, the Company provided for income taxes totaling $23.5 million on earnings before income tax expense and extraordinary item, producing an effective tax rate of 38.9% compared to an effective tax rate for the prior year comparable period of 40.9%. The effective tax rates for such periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.





     Net earnings per common share before extraordinary item on a fully diluted basis were $0.59 for the nine months ended September 30, 1996 compared with $0.38 for the prior year comparable period. Weighted average shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 61,227,000 and 62,765,000 in 1996, respectively, and 50,598,000 and 51,404,000 in
     1995, respectively.

     Gross profit for the nine months ended September 30, 1996 was $320.8 million, representing an increase of 49.7% over gross profit for the prior year comparable period of $214.3 million. The increase resulted primarily from the acquisition of Thomasville. The decrease in gross profit margin to 25.4% for the nine months ended September 30, 1996 from 27.0% for the comparable period for the prior year was due to the acquisition of Thomasville, which had lower gross profit margins than the Company's other operating subsidiaries. Had Thomasville been included on a pro forma basis in 1995, gross profit margin would have been 24.5% for the nine months ended September 30, 1995.

     EBITDA for the nine months ended September 30, 1996 was $135.4 million, representing an increase of 62.5% over EBITDA of $83.3 million for the comparable period of the prior year. This increase resulted primarily from the acquisition of Thomasville. EBITDA as a percentage of net sales increased to 10.7% for the nine months ended September 30, 1996 from 10.5% for the comparable period for the prior year. Had Thomasville been included on a pro forma basis for the 1995 period, EBITDA as a percentage of net sales would have been 9.8% for the nine months ended September 30, 1995. This increase in EBITDA margin reflects efficient manufacturing activity as well as the Company's continuing efforts to enhance profitability.


     FINANCIAL CONDITION AND LIQUIDITY

     Liquidity. Cash and cash equivalents at September 30, 1996 totaled $21.5 million, compared to $26.4 million at December 31, 1995. For the nine months ended September 30, 1996, net cash from operating activities totaled $95.2 million. Net cash used in investing activities totaled $21.8 million. Net cash used in financing activities totaled $78.3 million, including the net repayment of $144.3 million of long-term debt, the receipt of $81.3 million of net proceeds from the sale of common stock pursuant to the March 1, 1996 equity offering (1996 Company Equity Sale), the receipt of $9.2 million from the exercise of warrants to purchase shares of common stock, $19.9 million for the repurchase of warrants and $4.6 million in debt issuance costs associated with the 1996 Refinancing.

     Working capital was $459.3 million at September 30, 1996, compared to $455.0 million at December 31, 1995. The current ratio was 4.0 to 1 at September 30, 1996, compared to 4.4 to 1 at December 31, 1995. The modest increase in working capital was due to the Company's focus on efficient management of individual working capital components.

     As of September 30, 1996, long-term debt, including current





     maturities, totaled $579.4 million compared to $723.7 million at December 31, 1995. This reduction of indebtedness of $144.3 million was funded by $81.3 million from the 1996 Company Equity Sale with the remainder funded by cash flow from operations and warrant exercise proceeds.

     Financing Arrangements. On September 6, 1996, the Company refinanced its Secured Credit Agreement and modified its Receivables Securitization Facility (1996 Refinancing). The Secured Credit Agreement replaces a secured credit agreement that had been entered into in connection with the acquisition of Thomasville. The 1996 Refinancing will result in a substantial reduction in interest expense, which at current debt levels will favorably impact annual results by approximately $3.7 million, or $0.05 to $0.06 per share. Had the 1996 Refinancing, the 1996 Company Equity Sale and the Series 1 Warrant repurchases been completed at the beginning of 1996, earnings for the nine months ended September 30, 1996 would have increased by $0.04 per share.

     The Secured Credit Agreement is a $475.0 million reducing revolving credit facility. The interest rate on borrowings is based on selected credit ratios set forth in the Secured Credit Agreement and as of September 30, 1996 was 6.375%. The Secured Credit Agreement allows for both the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $60.0 million. Cash borrowings are limited to the facility's maximum availability less letters of credit outstanding. As of September 30, 1996 the Company had $365.0 million of cash borrowings drawn under the Secured Credit Agreement and had excess availability of approximately $84.0 million. The Secured Credit Agreement contains customary covenants including financial covenants with respect to the Company's leverage and interest coverage. The leverage (a ratio of net debt to cash flows) and interest coverage (a ratio of cash flows to interest expense) covenants are the most restrictive covenants contained in the Secured Credit Agreement. The Company is currently and expects to continue to be in compliance with all restrictive covenants in the Secured Credit Agreement.

     The Receivables Securitization Facility is a $225.0 million facility pursuant to which the Company sells interests in the trade receivables of its operating companies to a third party financial institution.
     The Company accounts for the Receivables Securitization Facility as long-term debt. The Company's cost of borrowing is based on a commercial paper index rate plus a program fee and as of September 30, 1996 was 6.045%. At September 30, 1996 the Company had approximately $17.0 million of excess availability under the Receivables Securitization Facility.

     In February 1996, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three-year interest rate swap agreements having a total notional amount of $300 million.

     The Company believes that the Secured Credit Agreement and the Receivables Securitization Facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

     Capital Expenditures. The Company maintains a significant capital expenditure program focusing on increasing manufacturing efficiency and expanding capacity as required. The Company's total capital expenditures were $23.9 million, $35.6 million, $21.1 million and





     $30.2 million for the nine months ended September 30, 1996 and the years ended December 31, 1995, 1994 and 1993, respectively. The annual figures do not include the capital expenditures of Thomasville ($15.2 million, $14.1 million and $10.0 million for the years ended December 31, 1995, 1994 and 1993, respectively). The Company estimates that total capital expenditures will be approximately $40.0 million in both 1996 and 1997. Significant new projects during the past three years included a new upholstery manufacturing facility at Action Industries to meet the increased demand for the Company's recliners, motion furniture and sleep sofas and a state-of-the-art flat line finishing system at Lane. The capital expenditures for 1995 include $18.2 million to construct a new state-of-the-art particleboard manufacturing facility at Broyhill, which was funded by proceeds from an insurance settlement, to replace the Company's facility that was destroyed by fire in November 1994. The Company believes that as a result of the availability of excess capacity in the Lane and Thomasville manufacturing facilities, the Company will be able to pursue its growth strategy over the next several years without the necessity of making significant additional capital expenditures to expand capacity.





                      PART II OTHER INFORMATION
                      -------------------------


     Item 5.  Other Information

             On September 26, 1996, the Company announced that Wilbert G. (Mickey) Holliman, Jr. was elected a director and to the office of President and Chief Executive Officer effective October 1, 1996.

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  3(a)   Restated Certificate of Incorporation, as amended.

               3(b)   By-Laws of the Company revised and amended to April
                      23, 1996.

               4(a) Credit Agreement, dated as of November 17, 1994, as amended and restated as of December 29, 1995, and further amended and restated as of September 6, 1996, among the Company, Broyhill Furniture Industries, Inc., The Lane Company, Incorporated, Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais New York Branch, as Documentation Agent, Nationsbank, N.A., as Syndication Agent, and Bankers Trust Company, as Administration Agent.

                4(b) Amendment No. 1, dated as of June 27, 1996, to the Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Sellers and Interco Receivables Corp. as Purchaser.

                4(c) Amendment No. 2, dated as of September 6, 1996, to the Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, and further amended as of June 27, 1996, among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Sellers and Interco Receivables Corp. as Purchaser.

                4(d) Amendment No. 1, dated as of June 27, 1996, to the Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, among Interco Receivables Corp. as Seller, Atlantic Asset Securitization Corp., as Issuer, and Credit Lyonnais New York Branch, as Agent for the Investors.





                4(e) Amendment No. 2, dated as of September 6, 1996, to the Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, and further amended as of June 27, 1996, among Interco Receivables Corp. as Seller, Atlantic Asset Securitization Corp. as Issuer, and Credit Lyonnais New York Branch, as Agent for the Investors.

               10(a) Employment Agreement, dated as of August 1, 1996, between Action Industries, Inc. and Wilbert G. Holliman, Jr.

               10(b) Written description of employment agreement between the Company and Wilbert G. Holliman, Jr.

               10(c) Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield.

               10(d) Employment Agreement, dated as of August 1, 1996, between the Company and David P. Howard.

               10(e) Employment Agreement, dated as of August 1, 1996, between Broyhill Furniture Industries, Inc. and Brent
                      B. Kincaid.

               10(f) Employment Agreement, dated as of August 1, 1996, between Thomasville Furniture Industries, Inc. and Frederick B. Starr.

               10(g) Employment Agreement, dated as of August 1, 1996, between The Lane Company, Incorporated and K. Scott Tyler, Jr.

               11.    Statement re Computation of Net Earnings Per Common
                      Share.

               27.    Financial Data Schedule.

          (b) A form 8-K was filed on October 18, 1996 containing the Company's Press Release of the same date reporting the Company's third quarter results.





                                    SIGNATURE


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




     Date:  November 6, 1996