Form 10-K
period 1996-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 1997-03-25
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                         FORM 10-K


     (Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
          For the fiscal year ended December 31, 1996 or
                                    -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
     OF 1934 (No fee required)
     For the transition period from                  to                  .
                                    ---------------     -----------------
     Commission file number I-91
                            ----


                          Furniture Brands International, Inc.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      43-0337683
     --------------------------------                  ----------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     101 South Hanley Road, St. Louis, Missouri               63105
     ------------------------------------------        -------------------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code   314/863-1100
                                                        ------------------

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

                                     None
     --------------------------------------------------------------------
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
      Securities Exchange Act of 1934 during the preceding 12 months,





     and (2) has been subject to such filing requirements for the past 90
     days.  Yes  x       No
               -------      -------

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was approximately $561,692,582.


                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
     of securities under a plan confirmed by a court. YES   X    NO
                                                          -----     ------

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        61,466,066 shares as of February 28, 1997

                            DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Definitive Proxy Statement for Annual Meeting
           of Stockholders on April 29, 1997...............      Part III





                                     PART I
                                     ------

     Item 1. Business
     ----------------


     (c)  Narrative Description of Business

     Furniture Brands International, Inc., the largest manufacturer of residential furniture in the United States, markets its products through its three operating subsidiaries: Broyhill Furniture Industries, Inc.; The Lane Company, Incorporated; and Thomasville Furniture Industries, Inc.

     PRODUCTS
     --------

     The Company manufactures and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) occasional furniture, consisting of wood tables and accent items and freestanding home entertainment centers and home office items, (iii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs and (iv) recliners, motion furniture and sleep sofas. The Company's brand name positioning by price and product category are shown below.

                                                                 UPHOLSTERY
                                                        -------------------------
                                                                        MOTION/
     PRICING CATEGORY      CASE GOODS     OCCASIONAL    STATIONARY      RECLINER
     ----------------      ----------     ----------    ----------    ----------
     PREMIUM               Thomasville    Thomasville   Thomasville
                           Lane                         Lane          Lane

     BEST                  Thomasville    Thomasville   Thomasville   Thomasville
                           Lane           Lane          Lane          Lane
                                          Broyhill

     BETTER                Lane           Lane          Lane          Lane
                           Broyhill       Broyhill      Broyhill      Broyhill

     GOOD                  Broyhill       Broyhill      Broyhill      Lane

     PROMOTIONAL           Founders

     RTA                   CreativeInteriors



     BROYHILL FURNITURE INDUSTRIES

     Broyhill produces collections of medium price bedroom, dining room, upholstered and occasional furniture aimed at middle-income consumers.



     Broyhill's wood furniture offerings consist primarily of bedroom, dining room and living room furniture, occasional tables, accent items and free-standing home entertainment centers. Upholstered products include sofas, sleep sofas, loveseats, sectionals, chairs, and fully reclining furniture all offered in a variety of fabrics and leathers. Broyhill's residential furniture divisions produce a wide range of furnishings in colonial, country, traditional and contemporary styles.

     The widely recognized Broyhill trademarks include Broyhill, Broyhill Premier and Highland House. The flagship Broyhill product line concentrates on bedroom, dining room, upholstered and occasional furniture designed for the "good" and "better" price categories. The Broyhill Premier product line enjoys an excellent reputation for classically styled, complete furniture collections in the "better" price category. Highland House also manufactures upholstered products in the "better" and "best" price category.

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

     Action Industries, a subsidiary of Lane, manufactures and markets reclining chairs and motion furniture in the "good," "better" and "best" price categories under the Lane brand name. Motion furniture consists of sofas and loveseats with recliner-style moving parts and comfort features, wall saver recliners, pad-over chaise recliners, hi-leg recliners, sleep sofas and motion sectionals. Lane's Royal Development Company designs and manufactures the mechanisms used in Action Industries' reclining furniture products.

     The Lane division of Lane manufactures and sells cedar chests, occasional living room tables, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. The Lane division furniture is sold in the "better" and "best" price categories.

     The Hickory Chair division manufactures and markets traditional styles of upholstered furniture, dining room chairs and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and more recently the Mount Vernon collection, which features reproductions from George Washington's home.

     The Pearson division has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, loveseats, chairs and ottomans for over 50 years. Pearson manufactures the Viceroy collection, which features fine furnishings from the award winning designer Victoria Moreland. Pearson furniture sells in the "premium" price category and is distributed to high-end furniture stores and interior designers.

     The Venture Furniture division manufactures and markets moderately priced wicker, rattan and bamboo upholstered furniture, tables, occasional wood pieces and other home furnishing accessories. The division manufactures a line of outdoor and patio furniture featuring fast drying upholstered cushions under the name WeatherMaster, which has developed significant consumer acceptance.

     The Lane Upholstery division includes two product lines, one of which is composed of contemporary and modern upholstered furniture and metal and glass occasional and dining tables, and the other of which is composed of traditional and contemporary upholstered furniture, primarily sofas, loveseats, chairs and ottomans.

     Hickory Business Furniture manufactures and sells a line of office furniture, including chairs, tables, conference tables, desks and credenzas, in the upper-medium price range.

     THOMASVILLE FURNITURE INDUSTRIES

     Thomasville manufactures and markets wood furniture, upholstered products and RTA/promotional furniture. Thomasville markets its products primarily under the Thomasville brand name. Thomasville offers an assortment of upholstery under one brand name that targets the "best" and "premium" price categories. Upholstery is primarily marketed in three major styles: Traditional, American Traditional/Country and Casual Contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from over 90 different styles within the general style categories, and as much as 45% of the Thomasville fabric offering changes in a 12 month period, insuring that the latest styles are available.

     Thomasville's Founders division offers assembled bedroom sets, bookcases and home entertainment centers as well as RTA (ready-to-assemble) furniture consisting of home entertainment centers, audio cabinets, television/VCR carts, room dividers, bookcases, bedroom and kitchen/utility furniture, microwave carts, computer desks and storage armoires. These lines are produced in highly automated facilities. Thomasville's Founders division markets products under the CreativeInteriors (RTA)and Founders (assembled)brand names to a variety of retailers for sale to consumer end-users and certain contract customers.

     DISTRIBUTION
     ------------

     The Company's strategy of targeting diverse distribution channels such as furniture centers, independent dealers, national and local chain stores, department stores, specialty stores and decorator showrooms is supported by dedicated sales forces covering each of these





     distribution channels. The Company continues to explore opportunities to expand international sales and to distribute through non-traditional channels such as electronic retailers, wholesale clubs, catalog retailers and television home shopping.

     The Company's breadth of product and national scope of distribution enable it to service effectively national retailers such as J.C. Penney, Sears and Heilig-Meyers and key regional retailers such as Haverty's, Breuner's Home Furnishings Corp. and Roberds. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery program and the network of independently-owned dedicated retail locations, such as Thomasville Home Furnishings stores. The Company distributes its products through a diverse network of independently-owned retail locations, which includes approximately 80 free-standing stores, more than 860 galleries and more than 420 furniture centers.

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

     The Thomasville Home Furnishings stores are dealer-owned free-standing retail locations that exclusively feature Thomasville furniture. The Company believes distributing its products through dedicated free-standing stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. Management is currently evaluating similar opportunities to jointly market Broyhill, Lane and Thomasville products in dealer-owned retail stores.

     Showrooms for the national furniture market are located in High Point, North Carolina and for regional markets in Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; and San Francisco, California.

     BROYHILL FURNITURE INDUSTRIES

     One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery Program. This program, started in 1983, involves more than 335 domestic and international participating dealer locations.
     Each dealer in the Broyhill Showcase Gallery Program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. The average Broyhill Showcase Gallery consists of 7,500 square feet of dedicated display space.





     Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

     For the retailer that is currently not a participant in the gallery program, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. Participating retailers in the Independent Dealer Program commit to a minimum pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes three major sales events per year, monthly promotional themes and professionally prepared advertising and promotional materials at nominal cost in order to help increase consumer recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program to approximately 420 retailers that have committed at least 2,000 square feet exclusively to Broyhill products arranged in gallery-type room settings. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may become participants in the Broyhill Showcase Gallery Program.

     THE LANE COMPANY

     Lane distributes its products nationally through a well established network of approximately 16,000 retail locations. A diverse distribution network is utilized in keeping with Lane's strategy of supplying customers with highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Haverty's and Art Van, and department store companies such as J.C. Penney, Sears, May Department Stores, Federated Department Stores and Dillard Department Stores.

     Lane has an established specialty gallery program with more than 285 participating dealers. This includes over 180 dealer-owned Comfort Showcase Galleries established by Action Industries beginning in October 1995. The Action Industries galleries average approximately 3,500 square feet of retail space specifically dedicated to the display, promotion and sale of Action Industries' products. Lane's other gallery programs call for the display of Lane case goods and upholstered furniture in settings that range from less than 3,000 to approximately 5,000 square feet.

     THOMASVILLE FURNITURE INDUSTRIES

     Thomasville products are offered at more than 630 independently-owned retail locations, including more than 245 Thomasville Galleries, approximately 80 Thomasville Home Furnishings stores and more than 300 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings store





     opened in 1988. The typical Thomasville Home Furnishings store is a 15,000 square foot independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

     Thomasville's Founders division sells promotional and RTA furniture to a variety of retailers for sale to consumer end-users and certain contract customers. Promotional furniture is sold to retail chains such as Wal-Mart and Levitz, as well as independent furniture stores. Promotional furniture is also sold in the hospitality and health care markets of Thomasville's contract business. RTA customers include national chains such as Wal-Mart and Target, catalog showrooms, discount mass merchandisers, warehouse clubs and home furnishings retailers.

     MARKETING AND ADVERTISING
     -------------------------

     Advertising is used to increase consumer awareness of the Company's brand names and is targeted to specific customer segments through leading shelter magazines and popular magazines such as Sports Illustrated, People and Reader's Digest. Each operating company uses focused advertising in major markets to create buying urgency around specific sale and location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. The Company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs. The Company focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each operating company's toll-free telephone number. Each of the operating companies also advertises selectively on television in conjunction with dealers, and Action Industries and Thomasville also use television advertising independently.


     BROYHILL FURNITURE INDUSTRIES

     Broyhill's advertising programs focus on translating its strong consumer awareness into increased sales. Broyhill's current marketing strategy features a national print advertising program in addition to traditional promotional programs such as furniture "giveaways" on television game shows and dealer-based promotions such as product mailings and brochures. The national print advertising program, which consists of multi-page layouts, is designed to appeal to the consumer's desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Better Homes and Gardens which appeal to Broyhill's customer base. Game show promotions, a long-standing Broyhill tradition, include popular programs such as Wheel of Fortune and The Price is Right. An extensive public relations campaign also exposes Broyhill products in leading magazine and newspaper editorial features.





     THE LANE COMPANY

     Lane became a well-known brand name through Lane's initial use in the 1920s of creative advertising to promote its cedar chests. Since then, Lane has continued to use advertising programs to generate consumer awareness of the Lane brand name. Through Lane's in-house advertising agency, recent programs have been developed for print campaigns in national publications such as Country Home, Country Living, House Beautiful and Architectural Digest. Action Industries is engaged in selective national and regional television advertising.

     The Lane Keepsake program enables the 1,100 participating dealers to establish early personal contact with a large number of women who are about to enter the bridal market as potential buyers of home furnishings. Information regarding a graduation gift of a miniature Lane cedar chest, available at the local participating furniture store, is sent to the parents of graduating high school women. This Keepsake program is believed to be instrumental in building consumer recognition and promoting the Lane brand name.

     Lane markets its products through the use of well-known designers and affiliation with institutions. For example, Lane has teamed up with widely recognized designers such as Raymond Waite, Mark Hampton, Dakota Jackson, Blake Tovin and Sandra Nunnerley as well as design institutions such as the American Museum of Folk Art in New York, to design and market furniture collections.


     THOMASVILLE FURNITURE INDUSTRIES

     Thomasville's current advertising campaign, appearing in household magazines and periodic television commercials, emphasizes Thomasville fashion and quality leadership through the use of dramatic photographs featuring individual, high quality wood and upholstery pieces. Thomasville ads appear in up-front positions in national household magazines, such as Better Homes and Gardens, Good Housekeeping and House Beautiful.

     To help retailers sell its products through to consumers, Thomasville offers a full twelve month schedule of promotional support which includes promotional concepts, selected product discounts, cooperative advertising funds for stores that sell only Thomasville products, and a complete advertising package with color newspaper layouts plus radio and television commercials dealers can use as supplied. Four times each year, Thomasville runs national sale events to coincide with major industry sale periods. These may include national television support on multiple cable TV networks, national print ads or Thomasville-designed newspaper inserts for dealer use.

     MANUFACTURING
     -------------

     Broyhill operates 18 finished case goods and upholstery production and warehouse facilities totalling over 5.0 million square feet of


     manufacturing and warehouse space. All finished goods plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale. In 1996, Broyhill began full production in a state-of-the-art particleboard manufacturing facility that provides a captive, cost-effective source of high quality particleboard, a primary material used in the Company's products. In 1996, Broyhill added a new upholstery manufacturing facility with approximately $25.0 million of annual production capacity.

     Lane operates 15 finished case goods and upholstery production and warehouse facilities in Virginia, North Carolina and Mississippi. Since the late 1980s, significant capital expenditures have been made to acquire technologically advanced manufacturing equipment which has increased factory productivity. In 1993, Lane's Action Industries subsidiary completed a new 396,000 square foot plant, located in Mississippi, which manufactures motion furniture as well as a new sleep sofa product line. This facility added approximately $100 million of annual production capacity. The Lane division recently installed a state-of-the-art flat-line finishing system that produces quality high sheen and enhanced grain finishes.

     Thomasville manufactures or assembles its products at 17 finished case goods and upholstery production and warehouse facilities located in North Carolina, Virginia, and Tennessee, close to sources of raw materials and skilled craftsmen. Each plant is specialized, manufacturing limited product categories, allowing longer, more efficient production runs and economies of scale.

     The manufacturing process for Thomasville's Founders division is highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored and held for assembly using highly automated assembly lines. Completed goods are stored in an automated warehouse to provide quicker delivery to customers. All plant operations use automated manufacturing processes and inventory management systems. Ninety percent of the Founders division products are shipped within 14 days of production.

     RAW MATERIALS AND SUPPLIERS
     ---------------------------

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

     The majority of supplies for RTA and promotional products are purchased domestically, although paper and certain hardware is purchased abroad. Management believes, however, that its proximity to and relationships with suppliers are advantageous for the sourcing of such materials. In addition, by combining the purchase of various raw materials (such as foam, cartons, springs and fabric) and services, Broyhill, Lane, and Thomasville have been able to realize cost savings.

     ENVIRONMENTAL MATTERS
     ---------------------

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

     The Company has been identified as a potentially responsible party
     ("PRP") at a number of superfund sites. The Company believes that its liability with respect to most of the sites is de minimis, and the Company is entitled to indemnification by others with respect to liability at certain sites. Management believes that any liability as


     a PRP with regard to the superfund sites will not have a material adverse effect on the financial condition or results of operations of the Company.

     COMPETITION
     -----------

     The furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including Lifestyle Furnishings International Ltd., La-Z-Boy Incorporated, Ladd Furniture, Inc., Bassett Furniture Industries, Inc., and Ethan Allen Interiors, Inc. as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

     EMPLOYEES
     ---------

     As of December 31, 1996, the Company employed approximately 20,800 people. None of the Company's employees is represented by a union.


     BACKLOG
     -------

     The combined backlog of the Company's operating companies as of December 31, 1996 aggregated approximately $206 million, compared to approximately $194 million as of December 31, 1995.

     Item 2.  Properties
     -------------------

     The Company owns or leases the following principal plants, offices and warehouses:

                                                             Floor      Owned
                                         Type of             Space        or
     Division     Location               Facility          (Sq. Ft.)    Leased
     --------     --------               --------          ---------    ------
     Furniture
       Brands    St. Louis, MO          Headquarters       26,800      Leased

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

     Broyhill    Newton, NC             Plant/Warehouse   382,626      Owned

     Broyhill    Lenoir, NC             Plant/Warehouse   628,000      Owned

     Broyhill    Rutherfordton, NC      Plant/Warehouse   575,656      Owned

     Broyhill    Lenoir, NC             Plant/Warehouse   419,000      Owned

     Broyhill    Lenoir, NC             Plant/Warehouse   381,820      Owned

     Broyhill    Conover, NC            Plant/Warehouse   316,542      Owned

     Broyhill    Lenoir, NC             Plant/Warehouse   516,439      Owned

     Broyhill    Lenoir, NC             Plant/Warehouse   256,318      Owned

     Broyhill    Lenoir, NC             Plant              56,250      Leased

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

     Broyhill    Lenoir, NC             Plant             124,700      Leased

     Broyhill    Hickory, NC            Plant/Warehouse   215,500      Leased

     Broyhill    Marion, NC             Plant              22,712      Owned

     Broyhill    Lenoir, NC             Warehouse          96,000      Owned

     Broyhill    Lenoir, NC             Warehouse         252,250      Leased

     Broyhill    Lenoir, NC             Warehouse          55,800      Leased

     Lane        Altavista, VA          Plant/Warehouse 1,091,600      Owned

     Lane        Altavista, VA          Headquarters       62,000      Owned

     Lane        Conover, NC            Plant/Warehouse   212,000      Owned

     Lane        Conover, NC            Plant/Warehouse   348,180      Owned

     Lane        Conover, NC            Plant             195,130      Owned

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

     Lane        Rocky Mount, VA        Plant/Warehouse   598,962      Owned

     Lane        Verona, MS             Plant/Warehouse   395,050      Owned

     Lane        Saltillo, MS           Plant/Warehouse   567,500      Owned

     Lane        Tupelo, MS             Plant/Warehouse   396,175      Owned

     Lane        Rocky Mount, VA        Plant              50,300      Owned

     Lane        Smyrna, TN             Plant              28,300      Owned

     Thomasville Thomasville, NC        Headquarters/     256,000      Owned
                                         Showroom

     Thomasville Thomasville, NC        Plant/Warehouse   412,000      Owned

     Thomasville Thomasville, NC        Plant             240,000      Owned

     Thomasville Thomasville, NC        Plant             325,000      Owned

     Thomasville Thomasville, NC        Plant             309,850      Owned

     Thomasville Lenoir, NC             Plant/Warehouse   828,000      Owned

     Thomasville Winston-Salem, NC      Plant/Warehouse   706,000      Owned

     Thomasville West Jefferson, NC     Plant/Warehouse   223,545      Owned

     Thomasville Brookneal, VA          Plant             195,260      Owned

     Thomasville Johnson City, TN       Plant/Warehouse   284,120      Owned

     Thomasville Statesville, NC        Plant             158,600      Owned

     Thomasville Troutman, NC           Plant             238,200      Owned

     Thomasville Conover, NC            Plant             123,200      Owned

     Thomasville Hickory, NC            Plant              58,700      Owned

     Thomasville Hickory, NC            Plant              98,700      Owned

     Thomasville Thomasville, NC        Warehouse         731,000      Owned

     Thomasville Appomattox, VA         Plant/Warehouse   804,000      Owned

     Thomasville Carysbrook, VA         Plant             189,000      Owned

     ------------------------

     Substantially all of the owned properties listed above are encumbered by a first priority lien and mortgage pursuant to a secured credit agreement. In addition, the Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing industrial revenue bonds.

     The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is





     being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were effectively utilized during 1996 at moderate to high levels of productive capacity and believes that in general its facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     Not applicable.





                                  PART II
                                  ------

     Item 5.  Market for The Registrant's Common Equity and Related
     --------------------------------------------------------------
     Stockholder Matters
     -------------------

     As of February 28, 1997, there were approximately 3,000 holders of record of Common Stock.

     Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 16 to the consolidated financial statements of the Company.

     The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 1995 and December 31, 1996.

     A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 9 to the consolidated financial statements of the Company.





     Item 6. Selected Financial Data
     -------------------------------

                                            FIVE YEAR CONSOLIDATED FINANCIAL REVIEW

    ----------------------------------------------------------------------------------------------------------------------
    (Dollars in thousands, except per                 Year Ended December 31,                      Five Months Ended(1)
     share data                        -------------------------------------------------   --------------------------------
                                                                                               Dec. 31,     /       Aug. 2,
                                             1996         1995         1994         1993          1992      /         1992
    --------------------------------------------------------------------------------------------------------/--------------
    Summary of Operations:                                                                                  /
      Net sales                         $1,696,795    $1,073,889  $1,072,696     $980,532     $394,873      /  $   356,705
      Gross profit                         431,473       291,237     298,712      275,323      108,858      /       96,849
      Interest expense                      45,217        33,845      37,886       38,621       16,358      /       29,689
      Earnings before income tax                                                                            /
        expense (benefit), discontinued                                                                     /
        operations, extraordinary item                                                                      /
        and cumulative effect of                                                                            /
        accounting change                   88,292        57,038      48,841       37,266       18,045      /      247,716
    Income tax expense (benefit)            34,070        22,815      20,908       15,924        6,807      /       (1,206)
      Net earnings from continuing                                                                          /
        operations                          54,222        34,223(2)   27,933       21,342       11,238      /      248,922
      Discontinued operations                    -             -      10,339       24,026       10,088      /     (136,347)
      Extraordinary item                    (7,417)       (5,815)          -            -            -      /    1,075,466
      Cumulative effect of accounting                                                                       /
        change                                   -             -           -            -            -      /       (1,719)
    Net earnings                        $   46,805    $   28,408   $  38,272     $ 45,368     $ 21,326      /   $1,186,322
                                                                            /
    Per share of common stock -                                                                             /
        fully diluted:                                                                                      /
        Net earnings from                                                                                   /
          continuing operations         $     0.86    $     0.65(2)$    0.54     $   0.41     $   0.23      /   $     6.42
        Discontinued operations                  -             -        0.20         0.47         0.20      /        (3.52)
    Extraordinary item                       (0.12)        (0.11)          -            -            -      /        27.72
        Cumulative effect of accounting                                                                     /
          change                                 -             -           -            -            -      /        (0.04)
        Net earnings                    $     0.74    $     0.54   $    0.74     $   0.88     $   0.43      /   $    30.58
    Weighted average common and common                                                                      /
        equivalent shares outstanding -                                                                     /
        fully diluted (in thousands)        62,871        52,317      51,506       51,397       50,000      /       38,796
                                                                                                            /
    Other Information (continuing                                                                           /
      operations):                                                                                          /
      Working capital                   $  462,661    $  455,036   $ 308,323     $271,588     $261,967      /   $  261,357
      Property, plant and equipment, net   301,962       306,406     181,393      191,581      186,046      /      189,039
      Capital expenditures                  40,344        35,616     21,108        30,197        8,850      /        7,041
      Total assets                       1,269,204     1,291,739    881,735       858,163      870,115      /      893,012
      Long-term debt                       572,600       705,040    409,679       403,255      407,898      /      443,165
      Shareholders' equity              $  419,657    $  301,156   $275,394      $338,557     $293,114      /   $  275,400
    --------------------------------------------------------------------------------------------------------/--------------


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

     Item 7. Management's Discussion and Analysis of Financial Condition
     -------------------------------------------------------------------
     and Results of Operations
     --------------------------


                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL
     -------

          The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. In addition, management believes that the following factors have had a significant effect on its recent financial statements.

          Acquisition of Thomasville. During the year ended December 31, 1995, the Company had two primary operating subsidiaries, Broyhill and Lane. On December 29, 1995, the Company acquired Thomasville. The transaction was accounted for as a purchase and, since the acquisition occurred as of the last business day of 1995, was reflected in the Company's consolidated balance sheet as of December 31, 1995. The Company's results of operations for 1995 do not include any of the operations of Thomasville. The cash portion of the acquisition of Thomasville was originally financed through funds obtained by borrowing under the Company's Secured Credit Agreement and the Receivables Securitization Facility. On March 1, 1996, the Company completed a public offering of 10,000,000 shares of common stock, generating net cash proceeds of approximately $81.3 million, which were used to repay a portion of this debt.

          1994 Spin-Off Transactions. In order to focus on its core furniture operations, the Company completed a spin-off of its footwear subsidiaries in 1994. On November 17, 1994, the Company simultaneously refinanced the majority of its outstanding indebtedness and distributed to its shareholders all of the stock of its former footwear subsidiaries, Converse Inc. and The Florsheim Shoe Company. Upon completion of this restructuring, the Company retained no ownership interest in or management control of the footwear businesses. Accordingly, the financial results of the footwear businesses have been reflected as discontinued operations for all applicable periods.

          1992 Asset Revaluation (Fresh-Start Reporting). Included in the Company's statements of operations are depreciation and amortization charges related to adjustments of assets and liabilities to fair value made in 1992. These adjustments are a result of the Company's 1992 reorganization and the adoption of AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (commonly referred to as "fresh-start" reporting) and are not the result of historical capital expenditures.





     Results of Operations

          As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 1996, 1995 and 1994. The results for 1995 and 1994 do not include any of the operations of Thomasville.

     ----------------------------------------------------------------------------
     (Dollars in millions)                   Year Ended December 31,
                          -------------------------------------------------------
                                 1996                1995                1994
                          -----------------   ----------------    ---------------
                                   % of Net            % of Net          % of Net
                            Dollars    Sales    Dollars    Sales    Dollars Sales
     ----------------------------------------------------------------------------
       Net sales          $1,696.8   100.0%   $1,073.9   100.0%   $1,072.7 100.0%
       Cost of operations  1,228.4    72.4       760.4    70.8       752.5  70.2
         Selling, general and
         administrative
         expenses            283.4    16.7       198.3    18.5       199.3  18.6
       Depreciation and
       amortization           54.1     3.2        36.1     3.3        35.8   3.3
     ----------------------------------------------------------------------------
       Earnings from
         operations          130.9     7.7        79.1     7.4        85.1   7.9
       Interest expense       45.2     2.7        33.9     3.2        37.9   3.5
       Other income, net:
         Gain on insurance
           settlement            -       -         7.9     0.7           -     -
       Other                   2.6     0.2         3.9     0.4         1.6   0.1
     ----------------------------------------------------------------------------
       Earnings before income tax
          expense, discontinued
          operations and
          extraordinary item  88.3     5.2        57.0     5.3        48.8   4.5
     Income tax expense       34.1     2.0        22.8     2.1        20.9   1.9
     ----------------------------------------------------------------------------
     Net earnings from
       continuing
       operations         $   54.2     3.2%   $   34.2     3.2%   $   27.9   2.6%
     ============================================================================
       Gross profit(1)    $  431.5    25.4%   $  291.2    27.1%   $  298.7  27.8%


     (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.


     ----------------------------------------------------------------------------
     (Dollars in millions)                     Year Ended December 31,
                              ---------------------------------------------------
                                         1996           1995          1994
                              ---------------------------------------------------

     Net sales                         $1,696.8       $1,073.9      $1,072.7
     Cost of operations                 1,228.4          760.4         752.5
     Depreciation (associated with
       cost of goods sold)                 36.9           22.3          21.5
     ----------------------------------------------------------------------------
     Gross profit                      $  431.5       $  291.2      $  298.7
     ============================================================================

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

          Net sales for 1996 increased to $1.7 billion from $1.07 billion in 1995. The improved sales performance resulted primarily from the acquisition of Thomasville. Had Thomasville been acquired at the beginning of 1995, net sales for 1996 would have increased 4.5% over pro forma net sales for 1995. The increase in net sales was achieved through continued introductions of new products and emphasis on the Company's brand names.

          Cost of operations for 1996 was $1,228.4 million, compared to $760.4 million for 1995. The large increase was the result of the Company's acquisition of Thomasville. Cost of operations as a percentage of net sales increased from 70.8% for 1995 to 72.4% for 1996. This increase was due to the acquisition of Thomasville which had higher cost of operations as a percentage of net sales than the Company's other operating subsidiaries. Had Thomasville been included on a pro forma basis for 1995, cost of operations as a percentage of net sales would have been 73.3%.

          Selling, general and administrative expenses increased to $283.4 million for 1996 from $198.3 million in 1995. The large increase was a result of the Company's acquisition of Thomasville. As a percentage of net sales, selling, general and administrative expenses were 16.7% for 1996 compared to 18.5% for 1995, reflecting the Company's acquisition of Thomasville.

          Depreciation and amortization for 1996 was $54.1 million, compared to $36.1 million in 1995. The large increase was a result of the Company's acquisition of Thomasville. The amount of depreciation and amortization attributable to the "fresh-start" reporting was $16.3 million and $15.9 million for 1996 and 1995, respectively.

          Interest expense for 1996 totaled $45.2 million, compared to $33.9 million for 1995. The increase in interest expense reflects additional debt incurred for the acquisition of Thomasville.

          Other income, net for 1996 totaled $2.6 million compared to $3.9 million for 1995. For 1996, other income consisted of interest on short-term investments of $1.2 million and other miscellaneous income and expense items totaling $1.4 million.

          For 1996, the Company provided for income taxes totaling $34.1 million on earnings before income tax expense and extraordinary item, producing an effective tax rate of 38.6%, compared to an effective tax





     rate for 1995 of 40.0%. The effective tax rates for such periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

          Net earnings per common share from continuing operations on a fully diluted basis were $0.86 and $0.65 for 1996 and 1995, respectively. Net earnings per common share from continuing operations before gain on insurance settlement, net of income tax expense, on a fully diluted basis was $0.56 for 1995.

          Weighted average shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 61,946,000 and 62,871,000 in 1996, respectively, and 50,639,000 and 52,317,000 in 1995, respectively.

          Gross profit for 1996 was $431.5 million, representing an increase of 48.2% over the gross profit of $291.2 million for 1995. The increase resulted primarily from the acquisition of Thomasville. The decrease in gross profit margin to 25.4% for 1996 from 27.1% in 1995 was due to the acquisition of Thomasville, which had lower gross profit margins than the Company's other operating subsidiaries. Had Thomasville been included on a pro forma basis in 1995, gross profit margin would have been 24.6%.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

          Net sales for 1995 were $1.07 billion, approximately unchanged from 1994. During 1995, residential furniture manufacturers' results were adversely affected by industry-wide price discounting and promotional activity in response to weaker demand for durable goods. The Company was able to maintain comparable net sales despite these conditions through new product introductions at Broyhill and Lane and continued advertising support of its brand names.

          Cost of operations for 1995 was $760.4 million, compared to $752.5 million for 1994, an increase of 1.0%. The increase in cost of operations as a percentage of net sales, from 70.2% in 1994 to 70.8% in 1995, was primarily the result of unfavorable overhead absorption rates reflecting the Company's effort to maintain manufacturing utilization rates at levels necessary to balance inventory with incoming orders.

          Selling, general and administrative expenses decreased to $198.3 million in 1995 from $199.3 million in 1994, a reduction of 0.5%. In 1995, such expenses included a $2.7 million non-cash expense related to stock options. As a percentage of net sales, selling, general and administrative expenses were 18.5% in 1995 compared to 18.6% in 1994, reflecting the Company's successful implementation of its ongoing cost reduction programs.

          Depreciation and amortization for 1995 was $36.1 million, compared to $35.8 million in 1994, an increase of 0.9%. The amount of depreciation and amortization attributable to the "fresh-start" reporting was $15.9 million and $16.9 million in 1995 and 1994, respectively.

          Interest expense for 1995 totaled $33.9 million and reflects twelve months of interest expense on the Company's debt structure, which was substantially refinanced as of December 29, 1995. Interest expense for 1995 was not comparable to interest expense for 1994 as a result of the previous refinancing of substantially all of the Company's debt in November 1994.

          Other income, net for 1995 totaled $11.8 million, compared to $1.6 million in 1994. For 1995, other income, consisted of a gain on insurance settlement of $7.9 million pertaining to the November 1994 destruction of a particleboard plant, interest income on short-term investments of $2.4 million and other miscellaneous income and expense items totaling $1.5 million.

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

          Net earnings per common share from continuing operations on a fully diluted basis were $0.65 and $0.54 for 1995 and 1994, respectively. Net earnings per common share from continuing operations before gain on insurance settlement, net of income tax expense on a fully diluted basis were $0.56 and $0.54 for 1995 and 1994, respectively. Weighted average shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 50,639,000 and 52,317,000 in 1995, respectively, and 51,495,000 and 51,506,000 in 1994, respectively.

          Gross profit for 1995 was $291.2 million, compared to $298.7 million for 1994, a decrease of 2.5%. Gross profit as a percentage of net sales declined from 27.8% in 1994 to 27.1% in 1995, primarily as a result of lower factory utilization rates at certain of the Company's manufacturing facilities, reflecting the Company's effort to balance inventories with incoming orders.

     Financial Condition and Liquidity

     Liquidity
     --------

          Cash and cash equivalents at December 31, 1996 totaled $19.4 million, compared to $26.4 million at December 31, 1995. For 1996, net cash provided by operating activities totaled $115.4 million. Net cash used by investing activities totaled $37.5 million. Net cash used in financing activities totaled $84.9 million, including the net





     repayment of $150.3 million of long-term debt, the receipt of $81.3 million of net proceeds from the sale of common stock pursuant to the March 1, 1996 equity offering, the receipt of $9.2 million from the exercise of warrants and stock options to purchase shares of common stock, $20.0 million for the repurchase of warrants and $4.5 million in debt issuance costs associated with the September 6, 1996 refinancing of the secured credit agreement.

          Working capital was $462.7 million at December 31, 1996, compared to $455.0 million at December 31, 1995. The current ratio was 4.2 to 1 at December 31, 1996, compared to 4.4 to 1 at December 31, 1995.
     The modest increase in working capital between years is primarily the result of the Company's focus on efficient management of individual working capital components.

          At December 31, 1996, long-term debt, including current maturities, totaled $572.6 million, compared to $723.7 million at December 31, 1995. This reduction of indebtedness was funded by $81.3 million from the March 1, 1996 equity offering, with the remainder funded by cash flow from operations and warrant exercise proceeds.
     The Company's debt-to-capitalization ratio was 57.7% at December 31, 1996, compared to 70.6% at December 31, 1995.

     Financing Arrangements
     ----------------------

          On September 6, 1996, the Company refinanced its Secured Credit Agreement. The Secured Credit Agreement is a $475.0 million reducing revolving credit facility. The Secured Credit Agreement allows for issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $60.0 million. Cash borrowings are limited to the facility's maximum availability less letters of credit outstanding. (See Note 8 of the Notes to Consolidated Financial Statements for additional information.) At December 31, 1996, there were $359.0 million of cash borrowings outstanding under the Secured Credit Agreement and $28.8 million in letters of credit outstanding, leaving an excess of $87.2 million available under the Secured Credit Agreement.

          The Receivables Securitization Facility is a $225.0 million facility pursuant to which the Company sells interests in the trade receivables of its operating companies to a third party financial institution. The Company accounts for the Receivables Securitization Facility as long-term debt. The Company's cost of borrowing is based on a commercial paper index rate plus a program fee. At December 31, 1996, the Company had approximately $10.0 million of excess availability under its Receivables Securitization Facility.

          In February 1996, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three year interest rate swap agreements having a total notional amount of $300.0 million. The swap agreements effectively convert a portion of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties a fixed rate of 5.14% per annum and receives payment based upon the floating three month Eurodollar rate.

          The Company believes its Secured Credit Agreement and the Receivables Securitization Facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.





     Item 8.  Financial Statements and Supplementary Data
     ----------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

  -------------------------------------------------------------------------------
  (Dollars in thousands)                            December 31,     December 31,
                                                           1996             1995
  -------------------------------------------------------------------------------
  Assets
  Current assets:
    Cash and cash equivalents                        $   19,365      $   26,412
    Receivables, less allowances of $19,124
    ($20,724 at December 31, 1995) (Note 8)             283,417         276,116
    Inventories (Note 6)                                281,107         269,677
    Prepaid expenses and other current assets            23,378          17,888
  ------------------------------------------------------------------------------
      Total current assets                              607,267         590,093
  Property, plant and equipment:
    Land                                                 16,292          16,635
    Buildings and improvements                          172,783         166,214
    Machinery and equipment                             236,654         206,580
  ------------------------------------------------------------------------------
                                                        425,729         389,429
    Less accumulated depreciation                       123,767          83,023
  ------------------------------------------------------------------------------
      Net property, plant and equipment                 301,962         306,406
      Intangible assets (Note 7)                        344,101         370,307
  Other assets                                           15,874          24,933
  ------------------------------------------------------------------------------
                                                     $1,269,204      $1,291,739
  ==============================================================================
  Liabilities and Shareholders' Equity
  Current liabilities:
    Current maturities of long-term debt (Note 8)    $      -        $   18,639
    Accounts payable                                     61,095          53,093
    Accrued employee compensation                        29,864          29,020
    Accrued interest expense                              6,579           1,304
    Other accrued expenses                               47,068          33,001
  ------------------------------------------------------------------------------
      Total current liabilities                         144,606         135,057
  Long-term debt, less current maturities (Note 8)      572,600         705,040
  Other long-term liabilities                           132,341         150,486

  Shareholders' equity:
    Preferred stock, authorized 10,000,000 shares,
      no par value - issued, none                             -              -
    Common stock, authorized 100,000,000 shares,
      $1.00 stated value - issued 61,432,181 and
      50,120,079 shares at December 31, 1996 and
      1995 (Note 9)                                      61,432          50,120
    Paid-in capital                                     278,554         218,156
    Retained earnings                                    79,671          32,880
  ------------------------------------------------------------------------------
      Total shareholders' equity                        419,657         301,156
  ------------------------------------------------------------------------------
                                                     $1,269,204      $1,291,739
  ===============================================================================

  See accompanying notes to consolidated financial statements.




                           CONSOLIDATED STATEMENTS OF OPERATIONS
  -------------------------------------------------------------------------------
  (Dollars in thousands, except per share data)
                                                       Year Ended December 31,
                                             1996           1995          1994
  -------------------------------------------------------------------------------
  Net sales                              $1,696,795     $1,073,889    $1,072,696
  Costs and expenses:
    Cost of operations                    1,228,355        760,393       752,528
    Selling, general and administrative
      expenses                              283,432        198,321       199,333
    Depreciation and amortization
     (includes $16,285, $15,922 and $16,900
      related to fair value adjustments)      54,082        36,104        35,776
  -------------------------------------------------------------------------------
  Earnings from operations                   130,926        79,071        85,059

  Interest expense                            45,217        33,845        37,886
  Other income, net:
    Gain on insurance settlement (Note 14)         -         7,882             -
    Other                                      2,583         3,930         1,668
  Earnings before income tax expense,
   discontinued operations and
    extraordinary item                        88,292        57,038        48,841
  Income tax expense (Note 10)                34,070        22,815        20,908
  Net earnings from continuing operations     54,222        34,223        27,933
  Discontinued operations (Note 4):
    Earnings from operations, net of taxes         -             -        25,443
    Loss on distribution, net of taxes             -             -       (15,104)
  -------------------------------------------------------------------------------
  Net earnings before extraordinary item      54,222        34,223        38,272
  Extraordinary item - early extinguishment
    of debt, net of tax benefit (Note 5)      (7,417)       (5,815)            -
  -------------------------------------------------------------------------------
  Net earnings                            $   46,805    $   28,408    $   38,272
  ===============================================================================
  Net earnings per common share - primary (Note 3):
    Net earnings from continuing operations$    0.88    $     0.67    $     0.54
    Discontinued operations                        -             -          0.20
    Extraordinary item - early
     extinguishment of debt                    (0.12)        (0.11)            -
  -------------------------------------------------------------------------------
  Net earnings per common share - primary $     0.76    $     0.56    $     0.74
  ===============================================================================
  Net earnings per common share - fully diluted (Note 3):
    Net earnings from continuing operations$     0.86   $     0.65    $     0.54
    Discontinued operations                         -            -          0.20
    Extraordinary item - early
      extinguishment of debt                    (0.12)       (0.11)            -
  -------------------------------------------------------------------------------
  Net earnings per common share -
      fully diluted                        $     0.74   $     0.54    $     0.74
  ===============================================================================


  See accompanying notes to consolidated financial statements.





                         CONSOLIDATED STATEMENTS OF CASH FLOWS


  ----------------------------------------------------------------------------------
  (Dollars in thousands)
                                                   Year Ended December 31,
                                                1996         1995         1994
  -------------------------------------------------------------------------------
  Cash Flows from Operating Activities:
   Net earnings                              $ 46,805     $ 28,408     $ 38,272
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Net loss on early extinguishment of debt    7,417        5,815          -
    Net earnings from discontinued operations       -            -      (10,339)
    Depreciation of property, plant and
      equipment                                42,022       26,371       25,675
    Amortization of intangible and
      other assets                             12,060        9,733       10,101
    Noncash interest expense                    2,042        2,150          196
    (Increase) decrease in receivables         (7,301)         165      (27,979)
      (Increase) decrease in inventories      (11,430)       3,340      (20,553)
     Decrease in prepaid expenses and
      intangible and other assets              13,695        1,179        2,648
     Increase (decrease) in accounts payable,
        accrued interest expense and other
        accrued expenses                       33,710       14,794       (1,233)
     Increase (decrease) in net deferred tax
        liabilities                            (7,972)        (211)       7,904
     Increase (decrease) in other long-term
        liabilities                           (15,628)         246       (2,676)
     -----------------------------------------------------------------------------
    Net cash provided by continuing
        operations                            115,420       91,990       22,016
    Net cash used by discontinued operations        -            -      (16,695)
    ------------------------------------------------------------------------------
    Net cash provided by operating activities 115,420       91,990        5,321
   -------------------------------------------------------------------------------
   Cash Flows from Investing Activities:
    Acquisition of business (Note 2)                -     (335,438)         -
    Proceeds from the disposal of assets        2,766          519        5,621
    Additions to property, plant
      and equipment                           (40,344)     (35,616)     (21,108)
  --------------------------------------------------------------------------------
    Net cash used by investing activities     (37,578)    (370,535)     (15,487)
  --------------------------------------------------------------------------------
  Cash Flows from Financing Activities:
    Payments for debt issuance costs           (4,467)     (14,026)     (11,455)
    Additions to long-term debt               380,000      576,000      423,000
    Payments of long-term debt               (530,279)    (286,574)    (404,741)
    Proceeds from the sale of common stock     81,292            -            -
    Proceeds from the issuance of common
      stock                                     9,290          201          698
    Payments for the repurchase of
      common stock warrants                   (19,961)      (2,789)           -
    Payments for common stock offering expenses
      of selling shareholders                    (764)           -            -
  -------------------------------------------------------------------------------
    Net cash provided (used) by financing
      activities                              (84,889)     272,812        7,502
   Net decrease in cash and cash equivalents   (7,047)      (5,733)      (2,664)
   Cash and cash equivalents at
      beginning of period                      26,412       32,145       34,809
  -------------------------------------------------------------------------------
  Cash and cash equivalents at end of
      period                                 $ 19,365     $ 26,412     $ 32,145
  ===============================================================================
  Supplemental Disclosure:
    Cash payments for income taxes, net      $ 33,126     $ 14,386     $ 37,127
  ===============================================================================
    Cash payments for interest               $ 37,960     $ 32,010     $ 39,345
  ===============================================================================

  See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


  -------------------------------------------------------------------------------
  (Dollars in thousands)                Common    Paid-In     Retained
                                         Stock    Capital     Earnings    Total
  -------------------------------------------------------------------------------
  Balance December 31, 1993            $50,004   $226,391     $62,162   $338,557

  Net earnings                                                 38,272     38,272
  Common stock activity:
    Stock option exercises (Note 9)         71        615                    686
    Warrant exercises - 983 shares           1         11                     12
  Foreign currency translations                                 2,659      2,659
  Distribution of discontinued
    operations to shareholders                     (6,229)    (98,563)  (104,792)
  -------------------------------------------------------------------------------
  Balance December 31, 1994             50,076    220,788       4,530    275,394

  Net earnings                                                 28,408     28,408
  Common stock activity:
    Stock option exercises (Note 9)         43        153                    196
    Warrant exercises - 564 shares           1          4                      5
    Warrant purchases - 1,489,422 shares           (2,789)                (2,789)
  Foreign currency translations                                    (58)      (58)
  ------------------------------------------------------------------------------
  Balance December 31, 1995               50,120   218,156      32,880   301,156

  Net earnings                                                  46,805    46,805
  Common stock activity:
    Sale of common stock -
      10,000,000 shares                    10,000    71,292                81,292
    Stock option grants and exercises
      (Note 9)                                 85     2,309                 2,394
    Warrant exercises - 1,227,052 shares    1,227     7,522                 8,749
    Warrant purchases - 3,578,399 shares            (19,961)             (19,961)
    Common stock offering expenses of
      selling shareholders                             (764)                (764)
  Foreign currency translations                                   (14)       (14)
  -------------------------------------------------------------------------------
  Balance December 31, 1996               $61,432  $278,54      $79,671  $419,657
  ===============================================================================


  See accompanying notes to consolidated financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (Dollars in thousands, except per share data)


     1. The Company

          Furniture Brands International, Inc. (referred to herein as the "Company") is a major manufacturer of residential furniture. During the year ended December 31, 1996, the Company had three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; The Lane Company, Incorporated; and Thomasville Furniture Industries, Inc.

          Substantially all of the Company's sales are made to unaffiliated furniture retailers. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and no particular concentration of credit risk in one economic section. Foreign operations and net sales are not material.

     2.  Acquisition of Business

          On December 29, 1995, the Company acquired all of the outstanding stock of Thomasville Furniture Industries, Inc. The purchase price totaled $331,200 plus the assumption of $8,000 of long-term debt. The purchase price, including capitalized expenses which approximated $4,200, was paid in cash. The transaction was accounted for as a purchase and, since the acquisition occurred as of the last business day of 1995, was reflected in the Company's consolidated balance sheet as of December 31, 1995. The Company's results of operations for 1995 do not include any of the operations of Thomasville. The total acquisition cost exceeded the estimated fair value of the net assets acquired by $93,110 with such amount being recorded as an intangible asset. The determination of the final fair values of assets and liabilities resulted in adjustments consisting of changes from initially recorded values as of December 31, 1995 resulting in decreases in receivables, inventories, excess of cost over net assets acquired and other noncurrent liabilities of $3,350, $2,236, $12,654 and $16,641, respectively. Adjustments to other balance sheet accounts were individually immaterial.

          The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company for 1995 and 1994 with those of Thomasville as if the transaction had occurred at the beginning of each year presented.

  -------------------------------------------------------------------------------
                                                         Year Ended December 31,
                                                           1995            1994
  -------------------------------------------------------------------------------
  Net sales                                            $1,624,116      $1,599,339
  Net earnings from continuing operations                  37,422          30,963
  Net earnings                                             31,607          41,302
  Net earnings per common share - fully diluted:
    Continuing operations                                    0.72            0.60
    Total                                                    0.61            0.80


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

     Use of Estimates

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

     Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53 week fiscal year. The years 1996, 1995 and 1994 all represent 52 week fiscal years.

     Cash and Cash Equivalents

          The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Short-term investments are recorded at amortized cost, which approximates market.

     Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property, Plant and Equipment

          Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. For financial reporting purposes, the Company utilizes both accelerated and straight-line methods of computing depreciation and amortization. Such expense is computed





     based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment.

     Intangible Assets

          The excess of cost over net assets acquired in connection with the acquisition of Thomasville totaled $93,110. The determination of the final fair values of assets and liabilities resulted in adjustments consisting of changes from initially recorded values as of December 31, 1995 resulting in decreases in receivables, inventories, excess of cost over net assets acquired and other noncurrent liabilities of $3,350, $2,236, $12,654 and $16,641, respectively.
     Adjustments to other balance sheet accounts were individually immaterial. This intangible asset is being amortized on a straight-line basis over a 40 year period.

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

     Interest Rate Swap Agreements

          Interest rate swap agreements are used by the Company to fix the interest rate on a portion of its floating rate long-term debt. Amounts to be paid or received under the interest rate swap agreements are recognized in income as adjustments to interest expense. The fair value of the interest rate swap agreements is not recognized in the consolidated financial statements since they are accounted for as hedges.

     Income Tax Expense

          Income tax expense is based on results of operations before discontinued operations and extraordinary items. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are





     measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Extraordinary Item

          In conjunction with the September 6, 1996 refinancing of the Secured Credit Agreement, the deferred financing fees and expenses pertaining to the refinanced credit facility were charged to results of operations, as an extraordinary item.

          In conjunction with the December 29, 1995 acquisition of Thomasville, the Company refinanced its Secured Credit Agreement and amended its Receivables Securitization Facility. As a result thereof, the Company charged to results of operations, as an extraordinary item, the deferred financing fees and expenses pertaining to such credit facilities.

     Net Earnings Per Common Share

          Net earnings per common share is based on the weighted average number of shares of common stock and common stock equivalents
     outstanding during the year.   The stock options and warrants
     outstanding (Note 9) are considered common stock equivalents. Weighted average shares used in the calculation of primary and fully diluted net earnings per common share for 1996 were 61,946,000 and 62,871,000, respectively.

     Stock-Based Compensation

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Reclassification

          Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

     4.  Discontinued Operations

          On November 17, 1994, the Company distributed the common stock of each of The Florsheim Shoe Company and Converse Inc. (which, in aggregate, represented the Company's footwear segment) to its shareholders. In accordance with generally accepted accounting principles, the financial results for the footwear segment are reported as "Discontinued Operations," and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations were as follows:


     ---------------------------------------------------------------------
                                                             Eleven Months
                                                                     Ended
                                                               November 17,
                                                                      1994
     ---------------------------------------------------------------------
     Net sales                                                    $663,637
     =====================================================================
     Earnings before income tax expense                           $ 40,047
     Income tax expense                                             14,604
     ---------------------------------------------------------------------
     Net earnings                                                 $ 25,443
     =====================================================================
     Loss on distribution, net of taxes of $4,564                 $(15,104)
     =====================================================================

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

          Prior to the distribution of the common stock of The Florsheim Shoe Company to its shareholders, the Company had guaranteed certain of Florsheim's retail store operating leases. At December 31, 1996, the Company had guarantees outstanding on 85 retail store leases with a contingent liability totaling approximately $29,700. The Florsheim Shoe Company has agreed to indemnify the Company against any losses incurred as a result of the lease guarantees.

     5.  Extraordinary Item - Early Extinguishment of Debt

          In conjunction with the September 6, 1996 refinancing of the Secured Credit Agreement, the Company charged to results of operations $7,417, net of tax benefit of $4,469, representing the deferred financing fees and expenses pertaining to the refinanced facility.
     The charge was recorded as an extraordinary item.

          In conjunction with the December 29, 1995 acquisition of Thomasville, the Company refinanced its Secured Credit Agreement and amended its Receivables Securitization Facility. As a result thereof, the Company charged to results of operations $5,815, net of tax benefit of $3,478, representing the deferred financing fees and expenses pertaining to such credit facilities. The charge was recorded as an extraordinary item.


     6.  Inventories

          Inventories are summarized as follows:

     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1996           1995
     ---------------------------------------------------------------------
     Finished products                             $127,292       $114,857
     Work-in-process                                 51,587         51,259
     Raw materials                                  102,228        103,561
     ---------------------------------------------------------------------
                                                   $281,107       $269,677
     =====================================================================

     7.  Intangible Assets

          Intangible assets include the following:
     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1996           1995
     ---------------------------------------------------------------------
     Intangible Assets, at cost
           Reorganization value in excess
             of amounts allocable to
             identifiable assets                   $146,063       $146,063
       Trademarks and trade names                   156,828        156,828
           Excess of cost over net
             assets acquired                         93,110        105,764
     ---------------------------------------------------------------------
                                                     396,001       408,655
     Less accumulated amortization                    51,900        38,348
     ---------------------------------------------------------------------
                                                    $344,101      $370,307
     =====================================================================

     8.  Long-Term Debt

          Long-term debt consists of the following:
     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1996           1995
     ---------------------------------------------------------------------
     Secured credit agreement                      $359,000       $521,000
     Receivables securitization facility            200,000        185,000
     Other                                           13,600         17,679
     ---------------------------------------------------------------------
                                                    572,600        723,679
     Less current maturities                              -         18,639
     ---------------------------------------------------------------------
                                                   $572,600       $705,040
     =====================================================================

          The following discussion summarizes certain provisions of the long-term debt.

     Secured Credit Agreement

          On September 6, 1996, the Company refinanced its Secured Credit Agreement. The new Secured Credit Agreement is a five year reducing revolving credit facility with an initial commitment totaling $475,000. The Secured Credit Agreement allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

          Under the letter of credit facility, a fee of 0.875% per annum (subject to reduction based upon the Company achieving certain leverage ratios) is assessed for the account of the lenders ratably. A further fee of 0.125% is assessed on stand-by letters of credit representing a facing fee. A customary administrative charge for processing letters of credit is also payable to the relevant issuing bank. Letter of credit fees are payable quarterly in arrears.

          Cash borrowings under the Secured Credit Agreement bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and the Eurodollar rate is subject to adjustment based upon achieving certain leverage ratios. At December 31, 1996, all loans outstanding under the Secured Credit Agreement were based on the Eurodollar rate.

          At December 31, 1996, there were $359,000 of cash borrowings and $28,767 in letters of credit outstanding under the Secured Credit Agreement, leaving an excess of $87,233 available under the facility.

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

          The Secured Credit Agreement has no mandatory principal payments; however, the commitment is reduced to $400,000 on September 30, 1999 and $300,000 on September 29, 2000, with the remaining commitment maturing on September 15, 2001. In addition, the facility requires principal payments from a portion of the net proceeds realized from
     (i) the sale, conveyance or other disposition of collateral securing the debt, or (ii) the sale by the Company for its own account of additional subordinated debt and/or shares of its preferred and/or common stock.


     Receivables Securitization Facility

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

          The Company pays a commercial paper index rate on all funds received (outstanding) on the facility. In addition, a program fee of 0.55% per annum on the entire $225,000 facility is payable on a monthly basis. The balance outstanding at December 31, 1996 was $200,000. The Company may increase or decrease its use of the facility on a monthly basis subject to the availability of sufficient trade receivables and the facility's maximum amount ($225,000). As of December 31, 1996, the Company had $9,989 in excess availability under the facility.

     Other

          Other long-term debt consists of various industrial revenue bonds with interest rates ranging from approximately 4.0% to 9.0%.
     Mandatory principal payments are required through 2004.

     Interest Rate Swap Agreements

          In February 1996, the Company entered into interest rate swap agreements with two financial institutions to reduce the impact of changes in interest rates on its floating rate long-term debt. The two agreements, which mature in three years, have a total notional principal amount of $300,000. The swap agreements effectively convert a portion of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties a fixed rate of 5.14% per annum and receives payments based upon the floating three month Eurodollar rate. The Company is exposed to credit loss in the event of nonperformance by the counter-parties; however, the Company does not anticipate nonperformance by the counter-parties.

     Other Information

          Maturities of long-term debt are $0, $0, $0, $288,567 and $272,033 for years 1997 through 2001, respectively.


      9.  Common Stock

          The Company's restated certificate of incorporation includes authorization to issue up to 100.0 million shares of common stock with a $1.00 per share stated value. As of December 31, 1996, 61,432,181
     shares of common stock were issued and outstanding.   It is not
     presently anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends.

          Shares of common stock were reserved for the following purposes at December 31, 1996:

     ---------------------------------------------------------------------
                                                                    NUMBER
                                                                 OF SHARES
     ---------------------------------------------------------------------
     Common stock options:
       Granted                                                   3,859,476
       Available for grant                                         184,724
     Common stock warrants                                       2,042,631
     ---------------------------------------------------------------------
                                                                 6,086,831
     =====================================================================


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

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost under the provisions of Accounting Principles Board Opinion No. 25 ("Opinion No. 25") with pro forma disclosures of net income and earnings per share as if the fair value method has been applied. The Company adopted SFAS No. 123 as of January 1, 1996 and has elected to, as permitted under the statement, continue recognition of compensation costs under the provisions of Opinion No. 25 with appropriate disclosure, if material. The effect on net earnings for the years ended December 31, 1996 and 1995 is not material and, accordingly, no disclosure has been made. Further, based on current and anticipated use of stock options for the foreseeable future, it is not envisioned the impact of the pronouncement would be material in subsequent periods.

          The 1992 Stock Option Plan authorizes grants of options to purchase common shares at less than fair market value on the date of grant. During 1996, option grants totaling 217,978 common shares were





     made by the Company at less than market value. These options were issued to Thomasville employees as compensation for forfeited deferred compensation plans due to the acquisition; therefore, the cost of issuing the options at less than market value was included in determining the excess of cost over net assets acquired.

          Changes in options granted and outstanding are summarized as follows:


                                       Year Ended           Year Ended           Year Ended
                                December 31, 1996    December 31, 1995    December 31, 1994
                                -----------------    -----------------    -----------------
                                          Average              Average              Average
                               Shares       Price    Shares      Price    Shares      Price
                               ------     -------    ------    -------    ------    -------
   Beginning of period       2,498,000   $  4.75   2,643,000   $  4.64   2,915,000  $  7.39
   Granted                   1,620,926      9.14     125,000      6.42     917,000     7.85
   Exercised                   (85,050)     3.99     (43,000)     3.38     (71,250)    7.00
   Cancelled                  (174,400)     4.29    (227,000)     4.68  (1,117,750)    7.82
                             ---------   -------   ---------   -------  ----------  -------
   End of period             3,859,476   $  6.63   2,498,000   $  4.75   2,643,000  $  4.64
                             =========   =======   =========   =======  ==========  =======
   Exercisable at
     end of period           1,473,600             1,346,750               954,750
                             =========             =========             =========

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

          As of December 31, 1996, the Company had outstanding approximately 2.0 million warrants to purchase common stock. Each warrant entitles the holder thereof to purchase one share of common stock at $7.13 per share (as adjusted for the November 17, 1994 distribution to shareholders of the Company's former footwear segment). The warrants, which expire on August 3, 1999, include a five year call protection which expires on August 3, 1997. The warrants trade on the over-the-counter market.

     10. Income Taxes

          Income tax expense was comprised of the following:

     ----------------------------------------------------------------------
                                               Year Ended December 31,
                                            1996         1995         1994
     ----------------------------------------------------------------------
     Current:
        Federal                          $40,870       $20,499     $10,095
        State and local                    4,014         2,527       2,909
     ----------------------------------------------------------------------
                                          44,884        23,026      13,004
     Deferred                            (10,814)         (211)      7,904
     ----------------------------------------------------------------------
                                         $34,070       $22,815     $20,908
     ======================================================================

         The following table reconciles the differences between the Federal corporate statutory rate and the Company's effective income tax rate:

     ---------------------------------------------------------------------
                                               Year Ended December 31,
                                            1996         1995        1994
     ---------------------------------------------------------------------
     Federal corporate statutory rate        35.0%        35.0%       35.0%
     State and local income taxes,
       net of Federal tax benefit             2.3          2.6         2.9
     Amortization of excess
       reorganization value                   2.9          4.5         5.2
     Other                                   (1.6)        (2.1)       (0.3)
     ---------------------------------------------------------------------
     Effective income tax rate               38.6%        40.0%       42.8%
     =====================================================================

         The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1996           1995
     ---------------------------------------------------------------------
     Deferred tax assets:
       Employee postretirement benefits
         other than pensions                       $  3,318       $ 10,954
       Expense accruals                              14,251          9,267
       Valuation reserves                             6,514          5,147
       Inventory costs capitalized                    2,550          1,785
       Other                                          1,063            919
     ---------------------------------------------------------------------
         Total gross deferred tax assets             27,696         28,072
       Valuation allowance                              -              -
     ---------------------------------------------------------------------
         Total net deferred tax assets               27,696         28,072

     Deferred tax liabilities:
       Fair value adjustments                       (77,645)       (84,263)
       Employee pension plans                          (697)        (1,990)
       Depreciation                                  (7,158)        (9,029)
       Other                                         (9,784)        (8,350)
     ---------------------------------------------------------------------
        Total deferred tax liabilities              (95,284)      (103,632)
     ---------------------------------------------------------------------
        Net deferred tax liabilities               $(67,588)      $(75,560)
     =====================================================================


          The net deferred tax liabilities are included in the consolidated balance sheet as follows:

     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1996           1995
     ---------------------------------------------------------------------
     Prepaid expenses and other current assets     $ 19,783       $ 14,328
     Other long-term liabilities                    (87,371)       (89,888)
     ---------------------------------------------------------------------
                                                   $(67,588)      $(75,560)
     =====================================================================

     11.  Employee Benefits

          The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 1996, 1995 and 1994 was $9,450, $7,070 and $6,303, respectively.

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

     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1996           1995
     ---------------------------------------------------------------------
     Actuarial present value of benefit obligations:
           Vested benefit obligation               $230,456       $217,879
                                                   =======================
           Accumulated benefit obligation          $237,512       $222,256
                                                   =======================

           Projected benefit obligation            $262,667       $254,815
     Plan assets at fair value                      279,054        252,810
     ---------------------------------------------------------------------
     Plan assets in excess of (less than) projected
       benefit obligation                            16,387         (2,005)
     Unrecognized net (gain)/loss                   (13,975)         5,211
     Unrecognized prior service cost                  1,021          1,267
     ---------------------------------------------------------------------
     Prepaid pension cost                          $  3,433       $  4,473
     =====================================================================


          Net periodic pension cost for 1996, 1995 and 1994 includes the following components:

     ---------------------------------------------------------------------
                                              Year Ended December 31,
                                           1996         1995         1994
     ---------------------------------------------------------------------
     Service cost-benefits earned
           during the period            $  6,792     $  3,544     $  4,758
     Interest cost on the projected
           benefit obligation             18,102       17,005       13,682
     Actual return on plan assets        (41,006)     (49,272)        (159)
     Net amortization and deferral        20,366       31,566      (16,297)
     ---------------------------------------------------------------------
     Net periodic pension cost         $   4,254     $  2,843     $  1,984
     =====================================================================

          Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

          The expected long-term rate of return on plan assets was 8.5% in 1996, 8.5% in 1995 and 8.0% - 9.5% in 1994. Measurement of the
     projected benefit obligation was based upon a weighted average discount rate of 7.25%, 7.25% and 8.0% and a long-term rate of compensation increase of 4.5%, 4.5% and 4.5% for 1996, 1995 and 1994, respectively.

     Other Retirement Plans and Benefits

          In addition to defined benefit plans, the Company makes contributions to a defined contribution plan and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

          In 1996, Thomasville discontinued postretirement medical benefits for future retirees. The accrued postretirement benefit obligation as of December 31, 1995 of $31,906 was primarily due to the acquisition of Thomasville; therefore, the elimination of the benefit was recorded as an adjustment to excess of cost over net assets acquired.

     12. Lease Commitments

          Certain of the Company's real properties and equipment are operated under lease agreements expiring at various dates through the year 2005. Leases covering equipment generally require, in addition to stated minimums, contingent rentals based on usage. Generally, the leases provide for renewal for various periods at stipulated rates.





     Rental expense under operating leases was as follows:

     ---------------------------------------------------------------------
                                                Year Ended December 31,
                                            1996         1995         1994
     ---------------------------------------------------------------------
     Basic rentals                       $13,470      $11,516      $11,553
     Contingent rentals                    1,364          779          385
     ---------------------------------------------------------------------
                                          14,834       12,295       11,938
     Less: sublease rentals                   76           54           54
     ---------------------------------------------------------------------
                                         $14,758      $12,241      $11,884
     =====================================================================

          Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $491 at December 31, 1996, aggregate $39,691. Annual minimum payments under operating leases are $12,370, $10,351, $7,817, $5,087 and $2,327 for 1997 through 2001, respectively.

     13. Fair Value of Financial Instruments

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

          Amounts outstanding under other long-term debt are considered special purpose financing as an incentive to acquire specific real estate. Accordingly, the Company believes the carrying amounts approximate fair value given the circumstances under which such financings were acquired.

          The fair value of the interest rate swap agreements at December 31, 1996 is approximately $5.0 million. The fair value of the interest rate swap agreements is based upon market quotes from the counterparties.

     14. Gain on Insurance Settlement

          On November 20, 1994, an explosion and fire destroyed a particleboard plant owned and operated by the Company. During 1995, the Company rebuilt the plant with proceeds received from the insurance settlement. As a result thereof, a gain on insurance settlement, totaling $7,882, was recorded during the fourth quarter of 1995. The gain includes all costs associated with the claim with no further expenses or liability anticipated.


     15. Litigation

          The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of manage-ment, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

     16. Quarterly Financial Information (Unaudited)

          Following is a summary of unaudited quarterly information:


  -------------------------------------------------------------------------------
                                 Fourth         Third        Second         First
                                Quarter       Quarter       Quarter       Quarter
  -------------------------------------------------------------------------------
   Year ended December 31, 1996:
        Net sales              $434,185      $417,921    $  420,742    $  423,947
        Gross profit            110,627       107,067       108,446       105,333
        Net earnings:
         Continuing operations   17,429        14,325        11,621        10,847
         Extraordinary item         -          (7,417)          -             -
         Total                 $ 17,429      $  6,908    $   11,621    $   10,847

        Net earnings per common share -
         primary:
         Continuing operations $   0.27      $   0.22    $     0.18    $     0.19
         Extraordinary item          -          (0.11)           -             -
         Total                 $   0.27      $   0.11    $     0.18    $     0.19

        Net earnings per common share -
         fully diluted:
         Continuing operations $   0.27      $   0.22    $     0.18    $     0.19
         Extraordinary item          -          (0.11)           -             -
         Total                 $   0.27      $   0.11    $     0.18    $     0.19

       Common stock price range
         (High-Low)            $147/8-12      $145/8-10    $121/8-91/8     $101/8-83/8
    ===============================================================================
  Year ended December 31, 1995:
        Net sales              $279,023      $258,626    $  250,336    $  285,904
        Gross profit             76,932        70,557        67,399        76,349
        Net earnings:
         Continuing operations   14,797         6,196         5,487         7,743
         Extraordinary item      (5,815)            -             -             -
         Total                 $  8,982      $  6,196    $    5,487    $    7,743

        Net earnings per common share -
         primary:
         Continuing operations $   0.29      $   0.12    $     0.11    $     0.15
         Extraordinary item       (0.11)            -             -             -
         Total                 $   0.18      $   0.12    $     0.11    $     0.15
      Net earnings per common share -
        fully diluted:
        Continuing operations  $   0.27      $   0.12    $     0.11    $     0.15
        Extraordinary item        (0.11)            -             -             -
        Total                  $   0.16      $   0.12    $     0.11    $     0.15

       Common stock price range
         (High-Low)            $  91/8-7     $81/8-53/4   $ 67/8-53/4  $ 71/8-61/8
   ===============================================================================

          The Company has not paid cash dividends on its common stock during the two years ended December 31, 1996. The closing market price of the Company's common stock on December 31, 1996 was $14.00 per share.

     Item 9.  Changes in and Disagreements With Accountants on Accounting
     --------------------------------------------------------------------
     and Financial Disclosure
     ------------------------

          Not applicable.



                                  PART III
                                  --------


     Item 10. Directors and Executive Officers of the Registrant
     -----------------------------------------------------------

          The section entitled "Nominees" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1997 is incorporated herein by reference.

     Executive Officers of the Registrant

                                                             Current    Appointed
          Name           Age   Position                    Positions   or Elected
          ----           ---   --------                    ---------   ----------
  *Wilbert G. Holliman   59    President of the Subsidiary-
                                Action Industries, Inc.                     1989
                               Chief Executive Officer of
                                the Subsidiary - Action
                                Industries, Inc.                            1994
                               Director                         X           1996
                               President                        X           1996
                               Chief Executive Officer          X           1996

  *Richard B. Loynd      69    Chairman of the Board of the
                                Former Subsidiary - Converse Inc.           1982
                               Vice-President                               1987
                               Director                         X           1987
                               President                                    1989
                               Chief Operating Officer                      1989
                               Chief Executive Officer                      1989
                               Chairman of the Board            X           1990

  John T. Foy           49     President and Chief Executive
                                Officer of the Subsidiary -
                                Action Industries, Inc.         X           1996

  Brent B. Kincaid      65     President and Chief Executive
                                Officer of the Subsidiary -
                                Broyhill Furniture Industries,
                                Inc.                            X           1992

  Frederick B. Starr    64     President and Chief Executive
                                Officer of the Subsidiary -
                                Thomasville Furniture
                                Industries,Inc.                 X           1982

  K. Scott Tyler, Jr.   57     President of the Subsidiary -
                                The Lane Company, Incorporated  X           1989
                               Chief Executive Officer of the
                                Subsidiary - The Lane Company,
                                Incorporated                    X           1991

  David P. Howard       46     Controller                                   1990
                               Vice-President                   X           1991
                               Chief Financial Officer          X           1994
                               Treasurer                        X           1996

  Lynn Chipperfield     45     General Counsel                  X           1993
                               Vice-President and Secretary     X           1996

  Steven W. Alstadt     42     Controller                       X           1994
                               Chief Accounting Officer         X           1994


  The following officer retired on January 30, 1996

  Duane A. Patterson    64     Secretary                                    1973
                               Director                                     1991
                               Vice-President                               1992

  --------------------------------------
  * Member of the Executive Committee

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


     Item 11.  Executive Compensation
     --------------------------------

          The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive
     Compensation", "Compensation Committee Interlocks and Insider Participation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1997, are incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     --------------------------------------------------------------
     Management
     ----------

          The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1997, is incorporated herein by reference.





     Item 13.  Certain Relationships and Related Transactions
     --------------------------------------------------------

          The section entitled "Certain Business Relationships" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1997, is incorporated herein by reference.





                                    PART IV
                                    -------


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     ----------------------------------------------------------------------
     8-K
     ---


     (a)     List of documents filed as part of this report:

          1.   Financial Statements:

               Consolidated balance sheets, December 31, 1996 and 1995.

               Consolidated statements of operations for each of the years in the three-year period ended December 31, 1996.

               Consolidated statement of cash flows for each of the years in the three-year period ended December 31, 1996.

               Consolidated statement of shareholders' equity for each of the years in the three-year period ended December 31, 1996.

               Notes to consolidated financial statements.

               Independent Auditors' Report

          2.   Financial Statement Schedules:

               Valuation and qualifying accounts (Schedule II).

     All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.


          3.    Exhibits:

                3(a) Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                3(b) By-Laws of the Company revised and amended to April 23, 1996. (Incorporated by reference to Exhibit 3(b) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                4(a) Credit Agreement, dated as of November 17, 1994, as amended and restated as of December 29, 1995, and further amended and restated as of September 6, 1996, among the Company, Broyhill Furniture Industries, Inc., The Lane Company, Incorporated, Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais New York Branch, as Documentation Agent, Nationsbank, N.A., as Syndication Agent and Bankers Trust Company, as Administration Agent. (Incorporated by reference to Exhibit 4(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                4(b) Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995 among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries as Sellers and Interco Receivables Corp. as Purchaser. (Incorporated by reference to Exhibit 4(b) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1995.)

                4(c) Amendment No. 1, dated as of June 27, 1996, to the Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Sellers and Interco Receivables Corp. as Purchaser. (Incorporated by reference to Exhibit 4(b) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                4(d) Amendment No. 2, dated as of September 6, 1996, to the Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, and further amended as of June 27, 1996, among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Sellers and Interco Receivables Corp. as Purchaser. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                4(e) Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, among Interco Receivables Corp. as the Seller and Atlantic Asset Securitization Corp. as an Investor and Credit Lyonnais New York Branch as the Agent. (Incorporated by reference to Exhibit 99(b) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated January 12, 1996.)

                 4(f) Amendment No. 1, dated as of June 27, 1996, to the Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, among Interco Receivables Corp. as Seller, Atlantic Asset Securitization Corp., as Issuer, and Credit Lyonnais New York Branch, as Agent for the Investors. (Incorporated by reference to Exhibit 4(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                 4(g) Amendment No. 2, dated as of September 6, 1996, to the Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, and further amended as of June 27, 1996, among Interco Receivables Corp. as Seller, Atlantic Asset Securitization Corp. as Issuer, and Credit Lyonnais New York Branch, as Agent for the Investors. (Incorporated by reference to Exhibit 4(e) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                 4(h) Warrant Agreement, dated as of August 3, 1992, between the Company and Society National Bank, as Warrant Agent. (Incorporated by reference to Exhibit
                       4.5 to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated August 18, 1992.)

                 4(i) Agreement to furnish upon request of the Commission copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1981.)

                10(a) Furniture Brands International, Inc.'s 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Post-Effective Amendment No. 1 to S-3 Registration Statement, No. 33-65714.)

                10(b) Form of Indemnification Agreement between the Company and Richard B. Loynd, Donald E. Lasater and Lee M. Liberman. (Incorporated by reference to
                       Exhibit 10(h) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended February 29, 1988.)





                10(c) Consulting Agreement, dated as of September 23, 1992, between the Company and Apollo Advisors, L.P. as amended on February 20, 1995. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.)

                10(d) Registration Rights Agreement, dated as of August 3, 1992, between the Company and Apollo Interco Partners, L.P. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992.)

                10(e) Written description of bonus plan for management personnel of the Lane Company, Incorporated. (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.)

                10(f) Retirement Plan for directors. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

                10(g) Furniture Brands International, Inc. Executive Incentive Plan.

                10(h) Broyhill Furniture Industries, Inc. Executive Incentive Plan. (Incorporated by reference to Exhibit 10(i) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

                10(j) Thomasville Furniture Industries, Inc. Executive Incentive Plan

                10(k) Employment Agreement, dated as of August 1, 1996, between Action Industries, Inc. and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10(a) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                10(l) Written description of employment agreement between the Company and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10(b) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                10(m) Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                10(n) Employment Agreement, dated as of August 1, 1996, between the Company and David P. Howard. (Incorporated by reference to Exhibit 10(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                10(o) Employment Agreement, dated as of August 1, 1996, between Broyhill Furniture Industries, Inc. and Brent B. Kincaid. (Incorporated by reference to
                       Exhibit 10(e) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                10(p) Employment Agreement, dated as of August 1, 1996, between Thomasville Furniture Industries, Inc. and Frederick B. Starr. (Incorporated by reference to
                       Exhibit 10(f) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                10(q) Employment Agreement, dated as of August 1, 1996, between The Lane Company, Incorporated and K. Scott Tyler, Jr. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                11 Statement regarding computation of per share earnings.

                21     List of Subsidiaries of the Company.

                23     Consent of KPMG Peat Marwick LLP

                27     Financial Data Schedule

                99(a) Distribution and Services Agreement, dated November 17, 1994, between the Company and Converse Inc. (Incorporated by reference to Exhibit 99(a) to Furniture Brands International, Inc.'s Annual Report on Form 8-K, dated December 2, 1994.)

                99(b) Tax Sharing Agreement, dated November 17, 1994, between the Company and Converse Inc. (Incorporated by reference to Exhibit 99(b) to Furniture Brands International, Inc.'s Annual Report on Form 8-K, dated December 2, 1994.)

                99(c) Distribution and Services Agreement, dated November 17, 1994, among the Company, The Florsheim Shoe Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 99(c) to Furniture Brands International, Inc.'s Annual Report on Form 8-K, dated December 2, 1994.)

                99(d) INTERCO/Florsheim Tax Sharing Agreement, dated November 17, 1994, among the Company, The Florsheim Shoe Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 99(d) to Furniture Brands International, Inc.'s Annual Report on Form 8-K, dated December 2, 1994.)

                99(e) Amendment to Tax Sharing agreement, dated as of February 21, 1996, between the Company and Converse, Inc. (Incorporated by reference to Exhibit 99(e) to Furniture Brands International, Inc.'s Annual Report
                        on Form 10-K for the year ended December 31, 1996.)

     (b)     Reports on Form 8-K.

               A Form 8-K was filed on October 18, 1996 containing the Company's Press Release of the same date reporting the Company's third quarter results.

               SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.






                    FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements and Schedule



                                                                     Page
                                                                      No.
                                                                     ----
     Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 31, 1996 and 1995   18

       Consolidated Statements of Operations for each of the years
        in the three-year period ended December 31, 1996              19

       Consolidated Statement of Cash Flows for each of the years
        in the three-year period ended December 31, 1996              20

       Consolidated Statement of Shareholders' Equity for each of
        the years in the three-year period ended December 31, 1996    21

       Notes to Consolidated Financial Statements                     22

       Financial Statement Schedule                                   39

       Independent Auditors' Report                                   41

     Consolidated Financial Statement Schedules:
                                                         Schedule
                                                         --------
       Valuation and qualifying accounts                    II        40





                                                                                        SCHEDULE II
                                                                                        -----------

                                FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
                                           Valuation and Qualifying Accounts


                                                          (Dollars in Thousands)
                                    ----------------------------------------------------------------------
                                                   Additions
                                    Balance at     Charged to     Deductions                    Balance at
                                    Beginning      Costs and         from        Acquired        End of
  Description                       of Period       Expenses       Reserves       Company         Period
  -----------                       ----------     ----------     ----------     --------       ----------
  Year Ended December 31, 1996
  ----------------------------
    Allowances deducted from
    receivables on balance sheet:
     Allowance for doubtful accounts $17,961        $ 6,179      $(10,436) (a)   $ 3,350  (d)    $17,054
     Allowance for cash discounts/
       chargebacks                     2,763            689        (1,382) (c)       -             2,070
                                     -------        -------      ---------       -------         -------
                                     $20,724        $ 6,868      $(11,818)       $ 3,350         $19,124
                                     =======        =======      =========       =======         =======

  Year Ended December 31, 1995
  ----------------------------
    Allowances deducted from
    receivables on balance sheet:
     Allowance for doubtful accounts $ 4,814        $ 1,672      $ (1,475) (a)  $12,950          $17,961
     Allowance for cash discounts/
       chargebacks                       248            271          (278) (b)    2,522            2,763
                                     -------        -------      --------       -------          -------
                                     $ 5,062        $ 1,943      $ (1,753)      $15,472          $20,724
                                     =======        =======      ========       =======          =======
  Year Ended December 31, 1994
  ----------------------------
    Allowances deducted from
    receivables on balance sheet:
     Allowance for doubtful accounts $ 3,847        $ 3,372      $ (2,405) (a)  $   -            $ 4,814
     Allowance for cash discounts        213            306          (271) (b)      -                248
                                     -------        -------      --------       -------          -------
                                     $ 4,060        $ 3,678      $ (2,676)      $   -            $ 5,062
                                     =======        =======      ========       =======          =======


  (a)   Uncollectible accounts written off, net of recoveries.
  (b)   Cash discounts taken by customers.
  (c)   Cash discounts taken by customers and claims allowed to customers.
  (d)   Subsequent purchase accounting adjustment for acquired company.

  See accompanying independent auditors' report.

                            INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Shareholders
     Furniture Brands International, Inc.:


          We have audited the consolidated financial statements of Furniture Brands International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompany index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG Peat Marwick LLP



     St. Louis, Missouri
     January 28, 1997






                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Furniture Brands International, Inc.
                                    ------------------------------------
                                               (Registrant)


                                    By  Wilbert G. Holliman
                                      ----------------------
                                        Wilbert G. Holliman
                                        President and Chief
                                          Executive Officer

     Date:  March 25, 1997


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.


            Signature                           Title
            ---------                           -----

      Wilbert G. Holliman                President and Director
     -----------------------             (Principal Executive Office)
     (Wilbert G. Holliman)

      Donald E. Lasater                   Director
     -----------------------
     (Donald E. Lasater)

      Lee M. Liberman                     Director
     -----------------------
     (Lee M. Liberman)

      Leon D. Black                       Director
     -----------------------
     (Leon D. Black)

      Richard B. Loynd                    Director
     -----------------------
     (Richard B. Loynd)

      Joshua J. Harris                    Director
     -----------------------
     (Joshua J. Harris)

      Michael S. Gross                    Director
     -----------------------
     (Michael S. Gross)

      John J. Hannan                     Director
     -----------------------
     (John J. Hannan)

      Bruce A. Karsh                     Director
     -----------------------
     (Bruce A. Karsh)

      John H. Kissick                    Director
     -----------------------
     (John H. Kissick)

      Marc J. Rowan                      Director
     -----------------------
     (Marc J. Rowan)

      John J. Ryan, III                  Director
     -----------------------
     (John J. Ryan, III)

      Michael D. Weiner                 Director
     -----------------------
     (Michael D. Weiner)

      David P. Howard                   Vice President and Treasurer
     -----------------------            (Principal Financial Officer)
     (David P. Howard)

      Steven W. Alstadt                 Controller
     -----------------------            (Principal Accounting Officer)
     (Steven W. Alstadt)