Form 10-Q
period 1997-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 1997-05-13
CIK 50957

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549



          (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997 or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from        to
                                         -------   --------.

     Commission file number I-91
                            ----


                       Furniture Brands International, Inc.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        43-0337683
     --------------------------------                  -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     101 South Hanley Road, St. Louis, Missouri                63105
     ------------------------------------------         ------------------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code   (314) 863-1100
                                                         -----------------

     ----------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                              Yes  X      No
                                              ---------  ---------



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

                        61,511,031 Shares as of April 30, 1997
                        --------------------------------------





                             PART I FINANCIAL INFORMATION


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended March 31,
     1997.

                   Consolidated Balance Sheets

                   Consolidated Statements of Operations:

                        Three Months Ended March 31, 1997
                        Three Months Ended March 31, 1996

                   Consolidated Statements of Cash Flows:

                        Three Months Ended March 31, 1997
                        Three Months Ended March 31, 1996

                   Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.




                        FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)
                                                            March 31, December 31,
                                                                1997         1996
      ASSETS                                             -----------  -----------


      Current assets:
        Cash and cash equivalents....................... $    18,663  $    19,365
        Receivables, less allowances of $19,276
          ($19,124 at December 31, 1996)................     300,864      283,417
        Inventories...........................(Note 1)..     288,052      281,107
        Prepaid expenses and other current assets.......      25,378       23,378
                                                         -----------  -----------
          Total current assets..........................     632,957      607,267
                                                         -----------  -----------
      Property, plant and equipment.....................     433,894      425,729
        Less accumulated depreciation...................     135,288      123,767
                                                         -----------  -----------
          Net property, plant and equipment.............     298,606      301,962
                                                         -----------  -----------
      Intangible assets.................................     340,713      344,101
      Other assets......................................      16,355       15,874
                                                         -----------  -----------
                                                         $ 1,288,631  $ 1,269,204
                                                         ===========  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Accrued interest expense........................ $     6,103  $     6,579
        Accounts payable and other accrued expenses.....     147,572      138,027
                                                         -----------  -----------
          Total current liabilities.....................     153,675      144,606
                                                         -----------  -----------
      Long-term debt....................................     567,800      572,600
      Other long-term liabilities.......................     132,919      132,341

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............         -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 61,467,066
          shares at March 31, 1997 and 61,432,181
          shares at December 31, 1996...................      61,467       61,432
        Paid-in capital.................................     276,040      278,554
        Retained earnings...............................      96,730       79,671
                                                         -----------  -----------
        Total shareholders' equity....................       434,237      419,657
                                                         -----------  -----------
                                                         $ 1,288,631  $ 1,269,204
                                                         ===========  ============


      See accompanying notes to consolidated financial statements.




                              FURNITURE BRANDS INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands except per share data)
                                        (Unaudited)

                                                      Three Months  Three Months
                                                             Ended         Ended
                                                          March 31,     March 31,
                                                              1997          1996
                                                      ------------  ------------

      Net sales...................................... $    449,861  $    423,947

      Costs and expenses:
        Cost of operations...........................      326,187       308,883

        Selling, general and administrative expenses.       73,511        70,204

        Depreciation and amortization................       14,596        14,178
                                                      ------------  ------------
      Earnings from operations.......................       35,567        30,682

      Interest expense...............................        9,089        13,715

      Other income, net..............................          872           747
                                                      ------------  ------------
      Earnings before income tax expense.............       27,350        17,714

      Income tax expense.............................       10,291         6,867
                                                      ------------  ------------
      Net earnings................................... $     17,059  $     10,847
                                                      ============  ============
      Net earnings per common share:
        Primary......................................       $ 0.27        $ 0.19
                                                            ======        ======
        Fully diluted................................       $ 0.27        $ 0.19
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   63,715,915    55,794,225
                                                        ==========    ==========
      Fully diluted................................     63,731,955    55,982,283
                                                        ==========    ==========


      See accompanying notes to consolidated financial statements.


                        FURNITURE BRANDS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                 (Unaudited)

                                                          Three Months      Three Months
                                                                 Ended             Ended
                                                              March 31,         March 31,
                                                                  1997              1996
                                                             ------------    ------------

     Cash Flows from Operating Activities:
       Net earnings.........................................$     17,059    $     10,847
       Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation of property, plant and equipment....      11,581          11,084
           Amortization of intangible and other assets......       3,015           3,094
           Noncash interest expense.........................         276             617
           Increase in receivables..........................     (17,447)         (8,011)
           (Increase) decrease in inventories...............      (6,945)            198
           Increase in prepaid expenses and other assets....      (2,501)         (4,672)
           Increase in accounts payable, accrued interest
             expense and other accrued expenses.............       9,069          21,496
           Increase (decrease) in net deferred tax
             liabilities....................................      (1,253)          1,740
           Increase in other long-term liabilities..........       1,948             892
                                                             ------------   ------------
       Net cash provided by operating activities............      14,802          37,285
                                                             ------------   ------------

     Cash Flows from Investing Activities:
       Proceeds from the disposal of assets.................          20          1,836
       Additions to property, plant and equipment...........      (8,245)        (7,298)
                                                             ------------   ------------
       Net cash used by investing activities................      (8,225)        (5,462)
                                                             ------------    -----------

     Cash Flows from Financing Activities:
       Addition to long-term debt...........................      10,000              -
       Payments of long-term debt...........................     (14,800)      (109,004)
       Proceeds from the issuance of common stock...........         274              6
       Payments for the repurchase of common stock warrants.      (2,753)             -
       Proceeds from the sale of common stock...............           -         81 335
                                                             ------------    -----------
       Net cash used by financing activities................      (7,279)       (27,663)
                                                             ------------    -----------

     Net increase (decrease) in cash and cash equivalents...        (702)         4,160
     Cash and cash equivalents at beginning of period.......      19,365         26,412
                                                             ------------    ------------
     Cash and cash equivalents at end of period............. $    18,663     $   30,572
                                                             ============    ============

     Supplemental Disclosure:


       Cash payments for income taxes, net.................. $     5,454     $      231
                                                             ============    ============

       Cash payments for interest........................... $     9,274     $   11,243
                                                             ============    ============


     See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



     (1)  Inventories are summarized as follows, in thousands:

                                          March 31,      December 31,
                                              1997              1996
                                       -----------       -----------

              Finished products        $   133,878       $   127,292
              Work-in-process               54,385            51,587
              Raw materials                 99,789           102,228
                                       -----------       -----------
                                       $   288,052       $   281,107
                                       ===========       ===========


     (2)   In February 1997, the Financial Accounting Standards Board
           (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share" (EPS). SFAS No. 128 establishes standards for computing and presenting earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early application is not permitted. The Company believes the adoption of this accounting standard will not have a material impact on earnings per share.





     Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition

     RESULTS OF OPERATIONS

     Furniture Brands International, Inc. (the "Company") is the largest manufacturer of residential furniture in the United States. The Company has three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; The Lane Company, Incorporated; and Thomasville Furniture Industries, Inc.

     Comparison of Three Months Ended March 31, 1997 and 1996
     --------------------------------------------------------

     Selected financial information for the three months ended March 31, 1997 and 1996 is presented below:

     ($ in millions except per share data)

                                              Three Months Ended
                                    March 31, 1997             March 31, 1996
                                    --------------             --------------
                                              % of                       % of
                                 Dollars    Net Sales       Dollars    Net Sales
                                 -------    ---------       -------    ---------
     Net sales                    $449.9       100.0%        $423.9       100.0%
     Cost of operations            326.2        72.5          308.9        72.9
     Selling, general and
       administrative expenses      73.5        16.3           70.2        16.6
     Depreciation and amortization  14.6         3.3           14.1         3.3
                                  ------       -----         ------       ------
     Earnings from operations       35.6         7.9           30.7         7.2
     Interest expense                9.1         2.0           13.7         3.2
     Other income, net               0.9         0.2            0.7         0.2
                                  ------       -----         ------       ------
     Earnings before income
        tax expense                 27.4         6.1           17.7         4.2
     Income tax expense             10.3         2.3            6.9         1.6
                                  ------       -----         ------       ------
     Net earnings                 $ 17.1         3.8%        $ 10.8         2.6%
                                  ======       =====         ======       ======

     Gross profit (1)             $113.4        25.2%        $105.3        24.8%
                                  ======       =====         ======       ======

     (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.





                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                        1997          1996
                                                       ------        ------
           Net sales                                   $449.9        $423.9
           Cost of operations                           326.2         308.9
           Depreciation (associated with cost            10.3           9.7
            of goods sold)                             ------        ------
          Gross profit                                 $113.4        $105.3


     Net sales for the three months ended March 31, 1997 were $449.9 million, compared to $423.9 million in the three months ended March 31, 1996, an increase of $26.0 million or 6.1%. The improved sales performance occurred at each operating company and ranged, in varying degrees, across all product lines. The increase in net sales was achieved through continued introductions of new products and execution of marketing and advertising programs emphasizing the Company's brand names.

     Cost of operations for the three months ended March 31, 1997 was $326.2 million compared to $308.9 million for the comparable prior year period. Cost of operations as a percentage of net sales decreased from 72.9% for the three months ended March 31, 1996 to 72.5% for the three months ended March 31, 1997. The decrease in cost of operations as a percentage of net sales resulted from increased manufacturing efficiencies and continued efforts to improve gross profit margins.

     Selling, general and administrative expenses for the three months ended March 31, 1997 were $73.5 million compared with $70.2 million in the prior year. As a percentage of net sales, selling, general and administrative expenses were 16.3% and 16.6% for the three months ended March 31, 1997 and 1996, respectively. The decrease reflects continuing success in the implementation of the Company's cost reduction programs.

     Interest expense totaled $9.1 million for the three months ended March 31, 1997 compared to $13.7 million in the prior year comparable period. The decrease in interest expense resulted from lower long-term debt and reduced interest rates.

     The effective income tax rates were 37.6% and 38.8% for the three months ended March 31, 1997 and March 31, 1996, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes. The effective tax rate for the three months ended March 31, 1997 was favorably impacted by the reduced effect of the nondeductible expenses as a percentage of pretax earnings.

     Net earnings per common share on both a primary and fully diluted basis were $0.27 for the three months ended March 31, 1997, compared with $0.19 for the same period last year. Average common and common

     equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 63,716,000 and 63,732,000, respectively, for the three months ended March 31, 1997 and 55,794,000 and 55,982,000, respectively, for the three months ended March 31, 1996.

     FINANCIAL CONDITION

     Working Capital
     ---------------

     Cash and cash equivalents at March 31, 1997 amounted to $18.7 million, compared with $19.4 million at December 31, 1996. During the three months ended March 31, 1997, net cash provided by operating activities totaled $14.8 million, net cash used by investing activities totaled $8.2 million and net cash used by financing activities totaled $7.3 million.

     Working capital was $479.3 at March 31, 1997, compared with $462.7 million at December 31, 1996. The current ratio was 4.1 to 1 at March 31, 1997, compared to 4.2 to 1 at December 31, 1996.

     Financing Arrangements
     ----------------------

     As of March 31, 1997, long-term debt consisted of the following, in millions:

          Secured credit agreement              $345.0
          Receivables securitization facility    210.0
          Other                                   12.8
                                                ------
                                                $567.8
                                                ======

     To meet working capital and other financial requirements, the Company maintains a $475.0 million revolving credit facility (the Secured Credit Agreement) with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At March 31, 1997, there were $345.0 million of cash borrowings outstanding under the revolving credit facility and $26.5 million in letters of credit outstanding, leaving an excess of $103.5 million available under the revolving credit facility.

     In addition to the Secured Credit Agreement, the Company also had $13.4 million of excess availability as of March 31, 1997 under its Receivables Securitization Facility.

     The Company believes its Secured Credit Agreement and Receivables Securitization Facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.



                            PART II OTHER INFORMATION
                            -------------------------



     Item 6.    Exhibits and Reports on Form 8-K

           (a)  10(a).  Furniture Brands 1992 Stock Option Plan, as
                        amended.

                10(b).  Furniture Brands Executive Incentive Plan

                10(c). Employment Agreement, dated April 30, 1997, between the Company and Richard B. Loynd.

                10(d). Employment Agreement, dated April 29, 1997, between Action Industries, Inc. and John T. Foy

                11.     Statement re Computation of Net Earnings Per Common
                        Share.

                27.     Financial Data Schedule.

           (b) A Form 8-K was not required to be filed during the quarter ended March 31, 1997.





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


                                      Furniture Brands International, Inc.
                                                  (Registrant)



                                      By Steven W. Alstadt
                                        -----------------------------------
                                         Steven W. Alstadt
                                         Controller and
                                         Chief Accounting Officer




     Date:  May 12, 1997