Form 10-Q
period 1997-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1997-08-11
CIK 50957

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



          (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997 or
                                         -------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         ------------    -----------

          Commission file number I-91
                                 ----


                          Furniture Brands International, Inc.
                ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Delaware                                 43-0337683
      -------------------------------                 ------------------
      State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      101 South Hanley Road, St. Louis, Missouri            63105
     -------------------------------------------      ------------------
      (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code   (314) 863-1100
                                                       ------------------
     ----------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                             Yes  X      No
                                                --------    --------





                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                             Yes  X      No
                                                -------     ---------


                          APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         51,019,710  Shares as of July 31, 1997
                        ------------





                            PART I FINANCIAL INFORMATION


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended June 30, 1997.

          Consolidated Balance Sheets

          Consolidated Statements of Operations:

               Three Months Ended June 30, 1997
               Three Months Ended June 30, 1996

               Six Months Ended June 30, 1997
               Six Months Ended June 30, 1996

          Consolidated Statements of Cash Flows:

               Six Months Ended June 30, 1997
               Six Months Ended June 30, 1996

          Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.





                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             June 30, December 31,
                                                                1997         1996
      ASSETS                                             ------------ ------------

      Current assets:
        Cash and cash equivalents....................... $    14,905  $    19,365
        Receivables, less allowances of $16,432
          ($19,124 at December 31, 1996)................     303,388      283,417
        Inventories...........................(Note 1)..     295,646      281,107
        Prepaid expenses and other current assets.......      24,121       23,378
                                                         -----------  -----------
       Total current assets..........................        638,060      607,267
                                                         -----------  -----------
      Property, plant and equipment.....................     443,214      425,729
        Less accumulated depreciation...................     146,488      123,767
                                                         -----------  -----------
          Net property, plant and equipment.............     296,726      301,962
                                                         -----------  -----------
      Intangible assets.................................     337,325      344,101
      Other assets......................................      16,320       15,874
                                                         -----------  -----------
                                                         $ 1,288,431  $ 1,269,204
                                                         ===========  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Accrued interest expense........................ $     6,011  $     6,579
        Accounts payable and other accrued expenses.....     134,074      138,027
                                                         -----------  -----------
          Total current liabilities.....................     140,085      144,606
                                                         -----------  -----------
      Long-term debt..........................(Note 2)..     737,800      572,600
      Other long-term liabilities.......................     130,767      132,341

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none............         -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 50,685,055
          shares at June 30, 1997 and 61,432,181
          shares at December 31, 1996.........(Note 2)..      50,685       61,432
        Paid-in capital.................................     115,849      278,554
        Retained earnings...............................     113,245       79,671
                                                         -----------  -----------
         Total shareholders' equity....................      279,779      419,657
                                                         -----------  -----------
                                                         $ 1,288,431  $ 1,269,204
                                                         ===========  ===========


      See accompanying notes to consolidated financial statements.




                          FURNITURE BRANDS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in thousands except per share data)
                                    (Unaudited)


                                                      Three Months  Three Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1997          1996
                                                      ------------- -------------
      Net sales...................................... $    444,152  $    420,742

      Costs and expenses:
        Cost of operations...........................      321,342       302,657

        Selling, general and administrative expenses.       73,380        74,568

        Depreciation and amortization................       14,415        13,880
                                                      ------------  ------------
      Earnings from operations.......................       35,015        29,637

      Interest expense...............................        9,405        11,365

      Other income, net..............................          875           665
                                                      ------------  ------------
      Earnings before income tax expense.............       26,485        18,937

      Income tax expense.............................        9,970         7,316
                                                      ------------  ------------
      Net earnings................................... $     16,515  $     11,621
                                                      ============  ============
      Net earnings per common share:

        Primary......................................       $ 0.26        $ 0.18
                                                      ============  ============
        Fully diluted................................       $ 0.26        $ 0.18
                                                      ============  ============
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   63,382,118    63,703,924
                                                      ============  ============
        Fully diluted................................   63,697,013    64,019,160
                                                      ============  ============


      See accompanying notes to consolidated financial statements.




                         FURNITURE BRANDS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands except per share data)
                                  (Unaudited)


                                                        Six Months    Six Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1997          1996
                                                      ------------  ------------
      Net sales...................................... $    894,013  $    844,689

      Costs and expenses:
        Cost of operations...........................      647,529       611,540

        Selling, general and administrative expenses.      146,891       144,772

        Depreciation and amortization................       29,011        28,058
                                                      ------------  ------------
      Earnings from operations.......................       70,582        60,319

      Interest expense...............................       18,494        25,080

      Other income, net..............................        1,747         1,412
                                                      ------------  ------------
      Earnings before income tax expense.............       53,835        36,651

      Income tax expense.............................       20,261        14,183
                                                      ------------  ------------
      Net earnings................................... $     33,574  $     22,468
                                                      ============  ============
      Net earnings per common share:

        Primary......................................       $ 0.53        $ 0.37
                                                      ============  ============
        Fully diluted................................       $ 0.53        $ 0.37
                                                      ============  ============
      Weighted average common and common
        equivalent shares outstanding:

        Primary......................................   63,534,866    59,958,162
                                                      ============  ============
        Fully diluted................................   63,928,028    60,693,945
                                                      ============  ============


      See accompanying notes to consolidated financial statements.




                                FURNITURE BRANDS INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                         (Unaudited)


                                                                Six Months     Six Months
                                                                     Ended          Ended
                                                                   June 30,       June 30,
                                                                      1997           1996
                                                                ----------     ----------
        Cash Flows from Operating Activities:
          Net earnings.......................................$     33,574    $     22,468
          Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation of property, plant and equipment...     22,981          22,057
              Amortization of intangible other assets.........      5,030           6,001
              Noncash interest expense.........................       552           1,234
              Increase in receivables..........................   (19,971)        (11,453)
              Increase in inventories..........................   (14,539)         (6,729)
              Decrease in prepaid expenses and intangible and
                other assets...................................     1,071          15,286
              Increase (decrease) in accounts payable, accrued
                interest expense and other accrued expenses....    (4,521)         24,464
              Increase in net deferred tax liabilities.........     1,705             526
              Decrease in other long-term liabilities..........    (2,020)        (17,953)
                                                               -----------    ------------
          Net cash provided by operating activities............    24,862          55,901
                                                               -----------    ------------

        Cash Flows from Investing Activities:
          Proceeds from the disposal of assets.................        75           1,842
          Additions to property, plant and equipment...........   (17,820)        (14,950)
                                                               -----------     -----------
          Net cash used by investing activities................   (17,745)        (13,108)
                                                               -----------     -----------

        Cash Flows from Financing Activities:
          Payments for debt issuance costs.....................    (3,325)              -
          Additions to long-term debt..........................   210,000          15,000
          Payments of long-term debt...........................   (44,800)       (154,711)
          Proceeds from the issuance of common stock...........       696           9,044
          Proceeds from the sale of common stock...............         -          81,292
          Payment for the repurchase and retirement of
            common stock.......................................   (168,056)             -
          Payments for the repurchase of common stock warrants.     (5,187)        (1,305)
          Payments for common stock offering expenses of
            selling stockholders...............................       (905)             -
                                                                -----------    -----------
          Net cash used by financing activities................    (11,577)       (50,680)
                                                                -----------    -----------

        Net decrease in cash and cash equivalents..............     (4,460)        (7,887)
        Cash and cash equivalents at beginning of period.......     19,365         26,412
                                                                -----------   ------------
        Cash and cash equivalents at end of period............. $   14,905    $    18,525
                                                                ==========    ===========
        Supplemental Disclosure:
          Cash payments for income taxes, net.................. $   27,038    $    14,983
                                                                ==========    ===========

          Cash payments for interest........................... $   18,624    $    22,209
                                                                ==========    ===========


        See accompanying notes to consolidated financial statements.


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)



        (1)  Inventories are summarized as follows, in thousands:

                                             June 30,   December 31,
                                                1997           1996
                                        ------------  -------------

              Finished products          $   135,428   $   127,292
              Work-in-process                 49,494        51,587
              Raw materials                  110,724       102,228
                                         -----------   -----------
                                         $   295,646   $   281,107
                                         ===========   ===========


              (2) On June 27, 1997, the Company completed the repurchase of 10,842,299 shares of its common stock and warrants to purchase 290,821 shares of common stock from Apollo Investment Fund, L.P. and Lion Advisors, L.P. for approximately $170.5 million. The Company financed the repurchase by amending its Secured Credit Agreement to include a new term loan facility of $200.0 million. The term loan facility is a non-amortizing ten-year facility, bearing interest at a base rate plus 0.75% or at an adjusted Eurodollar rate plus 1.75%, depending upon the type of loan the Company executes. Net cash proceeds received from the term loan facility in excess of the amount required for the stock and warrant repurchase and associated fees and expenses were used to reduce outstanding borrowings from the revolving credit facility under the Company's existing Secured Credit Agreement.

      (3)  In February 1997, the Financial Accounting Standards Board
           (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share" (EPS). SFAS No. 128 establishes standards for computing and presenting earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997,and early application is not permitted. The Company believes the adoption of this accounting standard will not have a material impact on earnings per share.


      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

      RESULTS OF OPERATIONS

      Furniture Brands International, Inc. (the "Company") is the largest manufacturer of residential furniture in the United States. The Company has three primary operating subsidiaries: Broyhill
      Furniture Industries, Inc.; The Lane Company, Incorporated; and Thomasville Furniture Industries, Inc.

    On June 27, 1997, the Company completed the repurchase of 10,842,299 shares of common stock and warrants to purchase 290,821 shares of common stock from Apollo Investment Fund, L.P. and Lion Advisors, L.P. for approximately $170.5 million. The Company financed the repurchase by amending the Secured Credit Agreement to include a new term loan facility of $200.0 million.

      Comparison of Three Months and Six Months Ended June 30, 1997 and
      1996
      --------------------------------------------------------------------

      Selected financial information for the three months and six months ended June 30, 1997 and 1996 is presented below:

      ($ in millions except per share data)


                                             Three Months Ended
                                   June 30, 1997          June 30, 1996
                                --------------------  --------------------
                                               % of                  % of
                                 Dollars   Net Sales   Dollars   Net Sales
                                 -------   ----------  -------   ---------
      Net sales                   $444.1       100.0%   $420.8      100.0%
      Earnings from operations      35.0         7.9%     29.6        7.0%
      Interest expense               9.4         2.1%     11.4        2.7%
      Income tax expense             9.9         2.2%      7.3        1.7%
      Net earnings                  16.5         3.7%     11.7        2.8%
      Net earnings per common share 0.26           -      0.18          -

      Gross profit (1)            $112.7        25.4%   $108.5       25.8%


                                                  Six Months Ended
                                    June 30, 1997          June 30, 1996
                               -------------------    -------------------
                                             % of                   % of
                              Dollars   Net Sales    Dollars   Net Sales
                              -------   ---------    -------   ---------
      Net sales               $894.0       100.0%     $844.7      100.0%
      Earnings from operations  70.6         7.9%       60.3        7.1%
      Interest expense          18.5         2.1%       25.1        3.0%
      Income tax expense        20.2         2.3%       14.2        1.7%
      Net earnings              33.6         3.8%       22.5        2.7%
      Net earnings per common
        share                   0.53           -        0.37          -

      Gross profit (1)        $226.1        25.3%     $213.8       25.3%

      (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.



                                    Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                     1997       1996       1997      1996
                                   -------   ---------  -------    ------
         Net sales                  $444.1     $420.8    $894.0     $844.7
         Cost of operations          321.3      302.6     647.5      611.5
         Depreciation (associated
           with cost of goods sold)   10.1        9.7      20.4       19.4
                                    ------     ------    ------     ------
         Gross profit               $112.7     $108.5    $226.1     $213.8
                                    ======     ======    ======     ======

      Net sales for the three months ended June 30, 1997 were $444.1 million, compared to $420.8 million in the three months ended June 30, 1996, an increase of $23.3 million or 5.6%. For the six months ended June 30, 1997, net sales increased $49.3 or 5.8% to $894.0 million from $844.7 million for the six months ended June 30, 1996. The increase in net sales was achieved through continued success of the Company's product, marketing and distribution programs.

      Earnings from operations for the three months ended June 30, 1997 increased by $5.4 million or 18.1% from the comparable prior year period. Earnings from operations for the three months ended June 30, 1997 and June 30, 1996 were 7.9% and 7.0% of net sales, respectively. For the six months ended June 30, 1997, earnings from operations increased by $10.3 million, or 17.0% from the comparable six months of 1996. As a percentage of net sales, earnings from operations for the six months ended June 30, 1997 and June 30, 1996 were 7.9% and 7.1%, respectively. The increase in operating earnings was due to higher sales volume and good control of selling, general and administrative expenses.

      Interest expense totaled $9.4 million and $18.5 million for the three months and six months ended June 30, 1997, respectively, compared to $11.4 million and $25.1 million for the prior year comparable periods. The decrease in interest expense resulted from lower long-term debt during the periods and reduced interest rates.

      The effective income tax rates were 37.6% and 38.6% for the three months ended June 30, 1997 and June 30, 1996, respectively and 37.6% and 38.7% for the six months ended June 30, 1997 and June 30, 1996, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes. The effective tax rates for the three months and six months ended June 30, 1997 were favorably impacted due to the reduced effect of the nondeductible expenses as a percentage of pretax earnings.

      Net earnings per common share on both a primary and fully diluted basis were $0.26 and $0.53 for the three months and six months ended June 30, 1997, respectively, compared with $0.18 and $0.37 for the same periods last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 63,382,000 and 63,697,000, respectively, for the three months ended June 30, 1997, and 63,704,000 and 64,019,000, respectively, for the three months ended June 30, 1996. For the six months ended June 30, 1997 and June 30, 1996 average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 63,535,000 and 63,928,000, respectively and 59,958,000 and 60,694,000, respectively.

      FINANCIAL CONDITION

      Working Capital
      ---------------

      Cash and cash equivalents at June 30, 1997 amounted to $14.9 million, compared with $19.4 million at December 31, 1996. During the six months ended June 30, 1997, net cash provided by operating activities totaled $24.9 million, net cash used by investing activities totaled $17.8 million and net cash used by financing activities totaled $11.6 million.

      Working capital was $498.0 at June 30, 1997, compared with $462.7 million at December 31, 1996. The current ratio was 4.6 to 1 at June 30, 1997, compared to 4.2 to 1 at December 31, 1996.

      Financing Arrangements
      ----------------------

      As of June 30, 1997, long-term debt consisted of the following, in millions:

         Secured credit agreement
           Revolving credit facility           $315.0
           Term loan facility                   200.0
         Receivables securitization facility    210.0
         Other                                   12.8
                                               ------
                                               $737.8
                                               ======

      On June 27, 1997, the Company completed the repurchase of 10,842,299 shares of its common stock and warrants to purchase 290,821 shares

      of common stock from Apollo Investment Fund, L.P. and Lion Advisors, L.P. for approximately $170.5 million. The Company financed the repurchase by amending its Secured Credit Agreement to include a new term loan facility of $200.0 million. The term loan facility is a non-amortizing ten-year facility, bearing interest at a base rate plus 0.75% or at an adjusted Eurodollar rate plus 1.75%, depending upon the type of loan the Company executes. Net cash proceeds received from the term loan facility in excess of the amount required for the stock and warrant repurchase and associated fees and expenses were used to reduce outstanding borrowings from the revolving credit facility under the Company's existing Secured Credit Agreement.

      To meet short-term capital and other financial requirements, the Company maintains a $475.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At June 30, 1997, there were $315.0 million of cash borrowings outstanding under the revolving credit facility and $32.5 million in letters of credit outstanding, leaving an excess of $127.5 million available under the revolving credit facility.

      In addition to the revolving credit facility, the Company also had $15.0 million of excess availability under its Receivables
      Securitization Facility as of June 30, 1997.

      The Company believes its revolving credit facility within the Secured Credit Agreement and Receivables Secruitization Facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.



      PART II OTHER INFORMATION


      Item 2.   Change in Securities

           On July 7, 1997 the Company announced that on August 15, 1997 it will redeem all of its outstanding Series 1 Warrants for a redemption price of $0.006 per warrant. Each Series 1 Warrant gives the holder the right to purchase one share of the Company's Common Stock at $7.13 per share.

      Item 4.   Submission of Matters to a Vote of Security Holders

           (a)   April 29, 1997 Annual Meeting of Stockholders.

           (c) Proposal to increase the shares reserved for issuance under the Furniture Brands 1992 Stock Option Plan.

                    Affirmative votes   54,833,713
                    Negative votes       1,109,900

                 Proposal to adopt the Furniture Brands Executive
                 Incentive Plan

                    Affirmative votes   53,455,983
                    Negative votes       2,442,511

      Item 5.   Other Information

          On June 27, 1997, the Company announced that the secondary offering of 11 million shares of its common stock beneficially owned by Apollo Investment Fund, L.P. ("Apollo") and Lion Advisors, L.P. ("Lion") on behalf of an investment account under management was completed. At the same time, the Company closed on its agreement with Apollo and Lion to purchase 10,842,299 shares of its common stock and 290,821 Series I Warrants beneficially owned by Apollo and Lion. To finance the share and warrant repurchase, which approximated $170 million, the Company entered into a non-amortizing 10-year senior bank facility led by Bankers Trust Company. All eight Apollo representatives resigned from the Company's Board of Directors. On July 8, 1997 underwriters exercised their option to purchase 1,100,000 shares to cover over-allotments in the secondary offering, if any.

          On July 29, 1997, the Company announced that Katherine Button Bell, Michael S. Gross, Brent B. Kincaid and Albert E. Suter were elected to the Company's Board of Directors.


      Item 6.   Exhibits and Reports on Form 8-K

        (a)   4(a)  Credit Agreement, dated as of November 17, 1994, as
                    amended and restated as of December 29, 1995; September 6, 1996; and June 27, 1997, among the Company, Broyhill Furniture Industries, Inc., The Lane Company, Incorporated, Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais New York Branch, as Documentation Agent, Nationsbank, N.A., as Syndication Agent and Bankers Trust Company, as Administrative Agent.

              4(b) Amendment No. 3, dated as of June 27, 1997, to the Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995; June 27, 1996; and September 6, 1996 among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Sellers and INTERCO Receivables Corp. as Purchaser.

              4(c) Amendment No. 3, dated as of June 27, 1997, to the Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995; June 27, 1996; and September 6, 1996 among INTERCO Receivables Corp. as Seller, Atlantic Asset Securitization Corp., as Issuer, and Credit Lyonnais New York Branch, as Agent for the Investors.

              11.   Statement Re Computation of Net Earnings Per Common
                    Share.

              27.   Financial Data Schedule

         (b) A Form 8-K was filed on May 29, 1997, announcing a plan for Apollo and its affiliate Lion to exit all or substantially all of its investment in the Company.



                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Furniture Brands International, Inc.
                                           (Registrant)



                                 By Steven W. Alstadt
                                   --------------------------------
                                    Steven W. Alstadt
                                    Controller and
                                    Chief Accounting Officer




      Date:  August 11, 1997