Form 10-Q/A
period 1997-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1997-08-15
CIK 50957

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
                                                      ============  ============


      See accompanying notes to consolidated financial statements.



                                FURNITURE BRANDS INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                         (Unaudited)


                                                                Six Months     Six Months
                                                                     Ended          Ended
                                                                   June 30,       June 30,
                                                                      1997           1996
                                                                ----------     ----------
        Cash Flows from Operating Activities:
          Net earnings.......................................$     33,574    $     22,468
          Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation of property, plant and equipment...     22,981          22,057
              Amortization of intangible and other assets.....      6,030           6,001
              Noncash interest expense.........................       552           1,234
              Increase in receivables..........................   (19,971)        (11,453)
              Increase in inventories..........................   (14,539)         (6,729)
              Decrease in prepaid expenses and intangible and
                other assets...................................     1,071          15,286
              Increase (decrease) in accounts payable, accrued
                interest expense and other accrued expenses....    (4,521)         24,464
              Increase in net deferred tax liabilities.........     1,705             526
              Decrease in other long-term liabilities..........    (2,020)        (17,953)
                                                               -----------    ------------
          Net cash provided by operating activities............    24,862          55,901
                                                               -----------    ------------

        Cash Flows from Investing Activities:
          Proceeds from the disposal of assets.................        75           1,842
          Additions to property, plant and equipment...........   (17,820)        (14,950)
                                                               -----------     -----------
          Net cash used by investing activities................   (17,745)        (13,108)
                                                               -----------     -----------

        Cash Flows from Financing Activities:
          Payments for debt issuance costs.....................    (3,325)              -
          Additions to long-term debt..........................   210,000          15,000
          Payments of long-term debt...........................   (44,800)       (154,711)
          Proceeds from the issuance of common stock...........       696           9,044
          Proceeds from the sale of common stock...............         -          81,292
          Payment for the repurchase and retirement of
            common stock.......................................   (168,056)             -
          Payments for the repurchase of common stock warrants.     (5,187)        (1,305)
          Payments for common stock offering expenses of
            selling stockholders...............................       (905)             -
                                                                -----------    -----------
          Net cash used by financing activities................    (11,577)       (50,680)
                                                                -----------    -----------

        Net decrease in cash and cash equivalents..............     (4,460)        (7,887)
        Cash and cash equivalents at beginning of period.......     19,365         26,412
                                                                -----------   ------------
        Cash and cash equivalents at end of period............. $   14,905    $    18,525
                                                                ==========    ===========
        Supplemental Disclosure:
          Cash payments for income taxes, net.................. $   27,038    $    14,983
                                                                ==========    ===========

          Cash payments for interest........................... $   18,624    $    22,209
                                                                ==========    ===========


        See accompanying notes to consolidated financial statements.




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

      The effective income tax rates were 37.6% and 38.6% for the three months ended June 30, 1997 and June 30, 1996, respectively and 37.6% and 38.7% for the six months ended June 30, 1997 and June 30, 1996,

      respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes. The effective tax rates for the three months and six months ended June 30, 1997 were favorably impacted due to the reduced effect of the nondeductible expenses as a percentage of pretax earnings.

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


      Item 6.   Exhibits and Reports on Form 8-K

        (a)   4(a)  Credit Agreement, dated as of November 17, 1994, as
                    amended and restated as of December 29, 1995;
                    September 6, 1996;  and June 27, 1997, among the

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




      Date:  August 15, 1997