Form 10-Q
period 1997-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1997-11-13
CIK 50957

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997 or
                                         ------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         -----------     -------------

          Commission file number I-91
                                 ----


                          Furniture Brands International, Inc.
     ---------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Delaware                                  43-0337683
       -------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

      101 South Hanley Road, St. Louis, Missouri              63105
     -------------------------------------------       --------------------
       (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code  (314) 863-1100
                                                        -------------------
     ---------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                     Yes  X      No
                                        -------     -------





                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     Yes         No
                                        --------    ----------


                         APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         52,014,195 Shares as of October 31, 1997
         ----------------------------------------





                            PART I FINANCIAL INFORMATION


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended September 30,
     1997.

         Consolidated Balance Sheets

         Consolidated Statements of Operations:

             Three Months Ended September 30, 1997
             Three Months Ended September 30, 1996

             Nine Months Ended September 30, 1997
             Nine Months Ended September 30, 1996

         Consolidated Statements of Cash Flows:

             Nine Months Ended September 30, 1997
             Nine Months Ended September 30, 1996

         Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.



                           FURNITURE BRANDS INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)
                                     (Unaudited)


                                                        September 30, December 31,
                                                                1997         1996
      ASSETS                                            ------------  ------------
      Current assets:
        Cash and cash equivalents...................... $     17,657  $    19,365
        Receivables, less allowances of $17,888
          ($19,124 at December 31, 1996)...............      311,910      283,417
        Inventories...........................(Note 1).      283,273      281,107
        Prepaid expenses and other current assets......       24,945       23,378
                                                        ------------  -----------
        Total current assets.........................        637,785      607,267
                                                        ------------  -----------
      Property, plant and equipment....................      453,285      425,729
        Less accumulated depreciation..................      156,726      123,767
          Net property, plant and equipment............ ------------  -----------
                                                             296,559      301,962
                                                        ------------  -----------
      Intangible assets................................      333,937      344,101
      Other assets.....................................       11,950       15,874
                                                        ------------  -----------
                                                        $  1,280,231  $ 1,269,204
                                                        ============  ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities:
        Accrued interest expense....................... $      7,854  $     6,579
        Accounts payable and other accrued expenses....      151,188      138,027
                                                        ------------  -----------
      Total current liabilities....................          159,042      144,606
                                                        ------------  -----------

      Long-term debt..........................(Note 2).      687,800      572,600
      Other long-term liabilities......................      129,507      132,341

      Shareholders' equity:
        Preferred stock, authorized 10,000,000
          shares, no par value - issued none...........          -            -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 52,003,152
          shares at September 30, 1997 and 61,432,181
          shares at December 31, 1996.........(Note 2).       52,003       61,432
        Paid-in capital................................      124,020      278,554
        Retained earnings..............................      127,859       79,671
                                                        ------------  -----------
          Total shareholders' equity...................      303,882      419,657
                                                        ------------  -----------
                                                        $  1,280,231  $ 1,269,204
                                                        ============  ===========


      See accompanying notes to consolidated financial statements.


                           FURNITURE BRANDS INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands except per share data)
                                      (Unaudited)

                                                      Three Months  Three Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1997          1996
                                                      ------------  -------------
      Net sales...................................... $    440,666  $    417,921

      Costs and expenses:
        Cost of operations...........................      323,562       301,667

        Selling, general and administrative expenses.       68,409        69,266

        Depreciation and amortization................       13,622        13,353
                                                      ------------  ------------
      Earnings from operations.......................       35,073        33,635

      Interest expense...............................       12,365        10,592

      Other income, net..............................          764           566
                                                      ------------  ------------
      Earnings before income tax expense and
        extraordinary item...........................       23,472        23,609

      Income tax expense.............................        8,858         9,284
                                                      ------------  ------------
      Net earnings before extraordinary item.........       14,614        14,325

      Extraordinary item - early extinguishment of
        debt, net of tax benefit.....................          -          (7,417)
                                                      ------------  ------------

      Net earnings................................... $     14,614  $      6,908
                                                      ============= ============
      Net earnings per common share - primary:
        Net earnings before extraordinary item.......       $ 0.27        $ 0.22
        Extraordinary item - early extinguishment
          of debt....................................          -           (0.11)
                                                      ------------  ------------

      Net earnings per common share - primary........       $ 0.27        $ 0.11
                                                      ============  ============
      Net earnings per common share - fully diluted:
        Net earnings before extraordinary item.......       $ 0.27        $ 0.22
        Extraordinary item - early extinguishment
          of debt....................................          -           (0.11)
                                                      ------------  ------------
      Net earnings per common share - fully diluted..       $ 0.27        $ 0.11
                                                      ============  ============
      Weighted average common and common equivalent
        shares outstanding:
        Primary......................................   53,379,123    64,093,194
                                                      ============  ============
        Fully diluted................................   53,379,557    64,754,201
                                                      ============  ============
      See accompanying notes to consolidated financial statements.


                           FURNITURE BRANDS INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share data)
                                     (Unaudited)

                                                       Nine Months   Nine Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1997          1996
                                                      ------------  ------------
      Net sales...................................... $  1,334,679  $  1,262,610

      Costs and expenses:
        Cost of operations...........................      971,091       913,207

        Selling, general and administrative expenses.      215,300       214,038

        Depreciation and amortization................       42,633        41,411
                                                      ------------  ------------
      Earnings from operations.......................      105,655        93,954

      Interest expense...............................       30,859        35,672

      Other income, net..............................        2,511         1,978
                                                      ------------  ------------
      Earnings before income tax expense and
        extraordinary item...........................       77,307        60,260

      Income tax expense.............................       29,119        23,467
                                                      ------------  ------------
      Net earnings before extraordinary item.........       48,188        36,793

      Extraordinary item - early extinguishment
        of debt, net of tax benefit..................          -          (7,417)
                                                      ------------  -------------
      Net earnings................................... $     48,188  $     29,376
                                                      ------------  -------------
      Net earnings per common share - primary:
        Net earnings before extraordinary item.......       $ 0.80        $ 0.60
        Extraordinary item - early extinguishment
          of debt....................................          -           (0.12)
                                                      ------------  ------------
      Net earnings per common share - primary........       $ 0.80        $ 0.48
                                                      ============  ============
      Net earnings per common share - fully diluted:
        Net earnings before extraordinary item.......       $ 0.80        $ 0.59
        Extraordinary item - early extinguishment
        of debt......................................          -           (0.12)
                                                      ------------  ------------
      Net earnings per common share - fully diluted..       $ 0.80        $ 0.47
                                                      ============  ============
      Weighted average common and common equivalent
        shares outstanding:
        Primary......................................   60,124,490    61,227,139
                                                      ============  ============
        Fully diluted................................   60,324,421    62,764,804
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





                                FURNITURE BRANDS INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                          (Unaudited)



                                                                   Nine Months     Nine Months
                                                                         Ended           Ended
                                                                  September 30,   September 30,
                                                                          1997            1996
                                                                    -------------    ------------

         Cash Flows from Operating Activities:
           Net earnings.........................................  $     48,188    $     29,376
           Adjustments to reconcile net earnings to net cash
             provided by operating activities:
               Net loss on early extinguishment of debt.........           -             7,417
               Depreciation of property, plant and equipment....        33,588          32,406
               Amortization of intangible and other assets......         9,045           9,005
               Noncash interest expense.........................           924           1,756
               Increase in receivables..........................       (28,493)        (16,553)
               Increase in inventories..........................        (2,166)        (11,300)
               Decrease in prepaid expenses and intangible and
                 other assets...................................          4,944          17,179
               Increase in accounts payable, accrued interest
                 expense and other accrued expenses.............        15,416          42,502
               Increase (decrease) in net deferred tax
                 liabilities....................................            16            (605)
               Decrease in other long-term liabilities..........        (1,917)        (16,010)
                                                                   --------------     -----------
           Net cash provided by operating activities............        79,545          95,173
                                                                   --------------     -----------

         Cash Flows from Investing Activities:
           Proceeds from the disposal of assets.................           111           2,140
           Additions to property, plant and equipment...........       (29,276)        (23,930)
                                                                   --------------      ----------
           Net cash used by investing activities................       (29,165)        (21,790)
                                                                   --------------      ----------

         Cash Flows from Financing Activities:
           Payments for debt issuance costs.....................        (3,325)         (4,630)
           Additions to long-term debt..........................       210,000         380,000
           Payments of long-term debt...........................       (94,800)       (524,279)
           Proceeds from the issuance of common stock...........        10,187           9,239
           Proceeds from the sale of common stock...............           -            81,292
           Payment for the repurchase and retirement of
             common stock.......................................      (168,056)            -
           Payments for the repurchase of common stock warrants.        (5,187)        (19,961)
           Payments for common stock offering expenses of
             selling stockholders...............................          (907)            -
                                                                   --------------    ------------
           Net cash used by financing activities................       (52,088)        (78,339)
                                                                   --------------    ------------

         Net decrease in cash and cash equivalents..............        (1,708)         (4,956)

         Cash and cash equivalents at beginning of period.......        19,365          26,412
                                                                   --------------    ------------
         Cash and cash equivalents at end of period.............  $     17,657    $     21,456
                                                                   ==============    ============

         Supplemental Disclosure:
           Cash payments for income taxes, net..................  $     29,298     $     20,225
                                                                   ==============    =============

           Cash payments for interest...........................  $     28,735    $     32,834
                                                                    =============    =============



         See accompanying notes to consolidated financial statements.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)



        (1)  Inventories are summarized as follows, in thousands:

                                           September 30,        December 31,
                                                   1997                1996
                                           ------------         -----------

                 Finished products         $    121,558         $   127,292
                 Work-in-process                 49,955              51,587
                 Raw materials                  111,760             102,228
                                           ------------         -----------
                                           $    283,273         $   281,107
                                           ============         ===========


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

   (3)   Accounting standards not yet adopted.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" (EPS). SFAS No. 128 establishes standards for computing and presenting earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early application is not permitted. The Company believes the adoption of this accounting standard will not have a material impact on earnings per share.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS
   No. 130 is effective for fiscal years beginning after December 15, 1997.





      Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997.





    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        RESULTS OF OPERATIONS

   Furniture Brands International, Inc. (the "Company") is the largest manufacturer of residential furniture in the United States. The Company has three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; The Lane Company, Incorporated; and Thomasville Furniture Industries, Inc.

   Comparison of Three  Months and Nine Months  Ended September 30,  1997 and
   1996

   Selected financial information for the three months and nine months ended September 30, 1997 and 1996 is presented below:

        ($ in millions except per share data)

                                                    Three Months Ended
                                        September 30, 1997    September 30, 1996
                                        ------------------    ------------------
                                                   % of                     % of
                                        Dollars  Net Sales    Dollars   Net Sales
                                        -------  ---------    -------   ---------
        Net sales                       $440.7      100.0%     $417.9     100.0%
        Earnings from operations          35.1        8.0%       33.6       8.0%
        Interest expense                  12.4        2.8%       10.6       2.5%
        Income tax expense                 8.9        2.0%        9.3       2.2%
        Net earnings before extraordinary
          item                            14.6        3.3%       14.3       3.4%
        Net earnings per common share
         (fully diluted) before
         extraordinary item               0.27         -         0.22        -

        Gross profit (1)                $107.8       24.5%     $107.0      25.6%

                                                       Nine Months Ended
                                         September 30, 1997         September  30, 1996
                                         ------------------      ----------------------
                                                       % of                      % of
                                         Dollars   Net Sales      Dollars   Net Sales
                                         -------   ---------      -------  -----------
        Net sales                        $1,334.7     100.0%      $1,262.6     100.0%
        Earnings from operations            105.7       7.9%          93.9       7.4%
        Interest expense                     30.9       2.3%          35.7       2.8%
        Income tax expense                   29.1       2.2%          23.5       1.9%
        Net earnings before extraordinary
         item                                48.2       3.6%          36.8       2.9%
        Net earnings per common share (fully
         diluted) before extraordinary item  0.80        -            0.59        -

        Gross profit (1)                   $333.9       25.0%       $320.8      25.4%

        (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                 ------------------    -----------------
                                  1997         1996      1997      1996

           Net sales             $440.7       $417.9   $1,334.7  $1,262.6
           Cost of operations     323.6        301.7      971.1     913.2
           Depreciation
            (associated with
             cost of goods sold)    9.3          9.2       29.7      28.6
                                 ------       ------   --------  --------
           Gross profit          $107.8       $107.0   $  333.9  $  320.8
                                 ======       ======   ========  ========

   Net sales for the three months ended September 30, 1997 were $440.7 million, compared to $417.9 million in the three months ended September 30, 1996, an increase of $22.8 million or 5.4%. For the nine months ended September 30, 1997, net sales increased $72.1 million or 5.7% to $1,334.7 million from $1,262.6 million for the nine months ended September 30, 1996. The improved sales performance for the three months ended September 30, 1997 occurred at each operating company and ranged, in varying degrees, across all product lines.

   Earnings from operations for the three months ended September 30, 1997 increased by $1.5 million or 4.3% from the comparable prior year period. Earnings from operations for the three months ended September 30, 1997 and September 30, 1996 were 8.0% of net sales for each period. For the nine months ended September 30, 1997, earnings from operations increased by $11.8 million, or 12.5% from the comparable nine months of 1996. As a percentage of net sales, earnings from operations for the nine months ended September 30, 1997 and September 30, 1996 were 7.9% and 7.4%, respectively. The increase in operating earnings was due to higher sales and good control of selling, general and administrative expenses offset, in part, by the negative impact of a manufacturing plant closing and related production realignment at Thomasville.

   Interest expense totaled $12.4 million and $30.9 million for the three months and nine months ended September 30, 1997, respectively, compared to $10.6 million and $35.7 million for the prior year comparable periods. The increase in interest expense in the three months ended September 30, 1997 resulted from higher long-term debt levels incurred at the end of the second quarter to finance the previously reported company repurchase of approximately 10.8 million shares of its common stock.

   The effective income tax rates were 37.7% and 39.3% for the three months ended September 30, 1997 and September 30, 1996, respectively and 37.7% and 38.9% for the nine months ended September 30, 1997 and September 30, 1996, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes. The effective tax rates for the three months and nine months ended September 30, 1997 were favorably impacted due to the reduced effect of the nondeductible expenses as a percentage of pretax earnings.

   Net earnings per common share before extraordinary item on a fully diluted basis were $0.27 and $0.80 for the three months and nine months ended September 30, 1997, respectively, compared with $0.22 and $0.59 for the same periods last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 53,379,000 and 53,380,000, respectively, for the three months ended September 30, 1997, and 64,093,000 and 64,754,000, respectively, for the three months ended September 30, 1996. For the nine months ended September 30, 1997 and September 30, 1996 average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a primary and fully diluted basis were 60,124,000 and 60,324,000, respectively and 61,227,000 and 62,765,000, respectively.

        FINANCIAL CONDITION

        Working Capital


    Cash and cash equivalents at September 30, 1997 amounted to $17.7 million, compared with $19.4 million at December 31, 1996. During the nine months ended September 30, 1997, net cash provided by operating activities totaled $79.5 million, net cash used by investing activities totaled $29.1 million and net cash used by financing activities totaled $52.1 million.

    Working capital was $478.7 million at September 30, 1997, compared with $462.7 million at December 31, 1996. The current ratio was 4.0 to 1 at September 30, 1997, compared to 4.2 to 1 at December 31, 1996.



        Financing Arrangements

    As of September 30, 1997, long-term debt consisted of the following, in millions:

         Secured credit agreement
             Revolving credit facility          $265.0
             Term loan facility                  200.0
           Receivables securitization facility   210.0
           Other                                  12.8
                                                ------
                                                $687.8
                                                ======

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

   To meet short-term capital and other financial requirements, the Company maintains a $475.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At September 30, 1997, there were $265.0 million of cash borrowings outstanding under the revolving credit facility and $30.5 million in letters of credit outstanding, leaving an excess of $179.5 million available under the revolving credit facility.

   In addition to the revolving credit facility, the Company also had $15.0 million of excess availability under its Receivables Securitization Facility as of September 30, 1997.

   The Company believes its revolving credit facility within the Secured Credit Agreement and Receivables Securitization Facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.




                                 PART II OTHER INFORMATION


        Item 2.   Change in Securities

            On August 15, 1997 the Company redeemed all of its outstanding Series 1 Warrants for a redemption price of $0.006 per warrant.

        Item 5.   Other Information

             On July 29, 1997, the Company announced that Katherine Button Bell, Michael S. Gross, Brent B. Kincaid and Albert E. Suter were elected to the Company's Board of Directors.

        Item 6.   Exhibits and Reports on Form 8-K

        (a)  11.  Statement Re Computation of Net Earnings Per Common Share.

             27.  Financial Data Schedule

        (b) A Form 8-K was not required to be filed during the quarter ended September 30, 1997.





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




        Date:  November 13, 1997



                                                                                              EXHIBIT 11

                                         FURNITURE BRANDS INTERNATIONAL, INC.

                              STATEMENT RE COMPUTATION OF NET EARNINGS PER COMMON SHARE


                                                      Three Months  Three Months  Nine Months  Nine Months
                                                            Ended          Ended        Ended        Ended
                                                      September 30, September 30,September 30,September 30,
                                                              1997          1996         1997         1996
                                                      ------------  ------------ ------------ ------------
    Primary:
     Weighted average common shares outstanding during
     the period......................................   51,416,906    61,405,437   57,929,469   58,413,744
     Common shares issuable on exercise of stock
      options (1)....................................    1,565,357     1,161,741    1,433,370      992,174
     Common shares issuable on exercise of
       warrants(2)...................................      396,860     1,526,016      761,651    1,821,221
     Weighted average common and common equivalent    ------------  ------------ ------------ ------------
      shares outstanding for primary calculation.....   53,379,123    64,093,194   60,124,490   61,227,139
                                                      ============  ============ ============ ============
    Fully diluted:
     Weighted average common and common equivalent
      shares outstanding for primary calculation......  53,379,123    64,093,194   60,124,490   61,227,139
     Common shares issuable on exercise of stock
       options (3)....................................         434       228,349      131,678      397,916
     Common shares issuable on exercise of
       warrants(4)....................................         -         432,658       68,253    1,139,749
     Weighted average common and common equivalent    ------------  ------------ ------------ ------------
      shares outstanding for fully diluted
      calculation.....................................  53,379,557    64,754,201   60,324,421   62,764,804
                                                      ============  ============ ============ ============


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