Form 10-K
period 1997-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 1998-03-27
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K


     (Mark one)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (Fee required)
           For the fiscal year ended December 31, 1997 or


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
           For the transition period from          to
                                          --------    ---------

           Commission file number I-91
                                  ----


                       Furniture Brands International, Inc.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                    43-0337683
     -------------------------------                 --------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

     101 South Hanley Road, St. Louis, Missouri             63105
     ------------------------------------------      --------------------
     (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code   314/863-1100
                                                        -----------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of each exchange on
           Title of each class                     which registered
     --------------------------------           -------------------------
     Common Stock - $1.00 Stated Value           New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                   None
     ---------------------------------------------------------------------
                             (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all





     reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes    x       No
                                                    ----------     -------


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998, was approximately $1,423,012,780.




          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        52,127,055 shares as of February 28, 1998

                          DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Definitive Proxy Statement for Annual Meeting
          of Stockholders on May 6, 1998 ...................      Part III





                                    PART I

     Item 1. Business
     ----------------

     (a)  General Development of Business

     On February 10, 1998, Haverty Furniture Companies, Inc. and Furniture Brands International, Inc. jointly announced a strategic alliance whereby Havertys will allocate, upon full implementation of the program, up to one-half of its retail floor space in all of its stores to the prominent display of product manufactured by the Company.

     (c)  Narrative Description of Business

     Furniture Brands International, Inc., the largest manufacturer of residential furniture in the United States, markets its products through its three operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

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

                                                                UPHOLSTERY
                                                   ----------------------------
                                                                     MOTION/
     PRICING CATEGORY    CASE GOODS   OCCASIONAL    STATIONARY       RECLINER
     ----------------    ----------   ----------    ----------       -----------
     PREMIUM             Thomasville  Thomasville   Thomasville
                         Lane                       Lane             Lane

     BEST                Thomasville  Thomasville   Thomasville      Thomasville
                         Lane         Lane          Lane             Lane
                                                    Broyhill

     BETTER              Lane         Lane          Lane             Lane
                         Broyhill     Broyhill      Broyhill         Broyhill

     GOOD                Broyhill     Broyhill      Broyhill         Lane

     PROMOTIONAL         Founders

     RTA                 CreativeInteriors

     BROYHILL FURNITURE INDUSTRIES

     Broyhill produces collections of medium price bedroom, dining room, upholstered and occasional furniture aimed at middle-income consumers. Broyhill's wood furniture offerings consist primarily of bedroom, dining room and living room furniture, occasional tables, accent items and free-standing home entertainment centers. Upholstered products include sofas, sleep sofas, loveseats, sectionals, chairs, and fully reclining furniture all offered in a variety of fabrics and leathers. Broyhill's residential furniture divisions produce a wide range of furnishings in colonial, country, traditional, contemporary and lifestyle designs.

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

     LANE FURNITURE INDUSTRIES

     Lane manufactures and markets a broad range of high quality furniture targeting the "better," "best" and "premium" price categories. Lane targets niche markets with its seven operating divisions, which participate in such segments of the residential furniture market as 19th century reproductions, motion furniture, wicker and rattan, cedar chests and finely tailored upholstered furniture.

     Action Industries manufactures and markets reclining chairs and motion furniture in the "good," "better" and "best" price categories under the Lane brand name. Motion furniture consists of sofas and loveseats with recliner-style moving parts and comfort features, wall saver recliners, pad-over chaise recliners, hi-leg recliners, sleep sofas and motion sectionals. Royal Development Company designs and manufactures the mechanisms used in Action Industries' reclining furniture products.

     The Lane division manufactures and sells cedar chests, occasional living room tables, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. The Lane division furniture is sold in the "better" and "best" price categories.

     The Hickory Chair division manufactures and markets traditional styles of upholstered furniture, dining room chairs and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington's home.

     The Pearson division has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, loveseats, chairs and ottomans for over 50 years. Pearson furniture sells in the "premium" price category and is distributed to high-end furniture stores and interior designers.

     The Venture division manufactures and markets moderately priced wicker, rattan and bamboo upholstered furniture, tables, occasional wood pieces and other home furnishing accessories. Venture manufactures a line of outdoor and patio furniture featuring fast drying upholstered cushions under the names WeatherMaster and Weathercraft, which have developed significant consumer acceptance.

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

     THOMASVILLE FURNITURE INDUSTRIES

     Thomasville manufactures and markets wood furniture, upholstered products and RTA/promotional furniture. Thomasville markets its products primarily under the Thomasville brand name. Thomasville offers an assortment of upholstery and wood under one brand name that targets the "best" and "premium" price categories. Upholstery is primarily marketed in three major styles: Traditional, American Traditional/Country and Casual/Lifestyle Contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from a wide variety of different styles within the general style categories, and as much as 45% of the Thomasville fabric and leather offering changes in a 12 month period, insuring that the latest colors and textures are available.

     Wood furniture is primarily marketed in four major styles: American Traditional/Country, 18th Century, European Traditional and Casual Contemporary. To appeal to a younger generation, the Company has recently introduced products which feature smaller scale and lighter wood than Thomasville's traditional wood furniture.

     Thomasville's Founders division offers assembled bedroom sets, bookcases and home entertainment centers as well as RTA (ready-to-assemble) furniture such as home entertainment centers, bookcases, bedroom and kitchen/utility furniture and computer desks. Thomasville's Founders division markets products under the CreativeInteriors (RTA)and Founders (assembled)brand names to a variety of retailers for sale to consumer end-users and certain


     contract customers.

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

     The Company's breadth of product and national scope of distribution enable it to service effectively national retailers such as J.C. Penney, Sears and Heilig-Meyers and key regional retailers such as Havertys, Breuner's Home Furnishings Corp. and Roberds. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery program and the network of independently-owned dedicated retail locations, such as Thomasville Home Furnishings stores. The Company distributes its products through a diverse network of independently-owned retail locations, which includes 97 free-standing stores, 1,089 galleries and 443 furniture centers.

     Haverty Furniture Companies, Inc. and the Company recently announced a strategic alliance whereby Havertys will allocate, upon full implementation of the program, up to one-half of its retail floor space in all of its stores to the prominent display of product manufactured by the Company. This alliance advances the Company's strategy of expanding distribution and dedicated display space.

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

     The Thomasville Home Furnishings stores are dealer-owned, free-standing retail locations that exclusively feature Thomasville furniture. The Company believes distributing its products through dedicated, free-standing stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. Management is currently evaluating similar opportunities to jointly market Broyhill, Lane and Thomasville products in dealer-owned retail stores.





     Showrooms for the national furniture market are located in High Point, North Carolina and for regional markets in Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; and San Francisco, California.

     BROYHILL FURNITURE INDUSTRIES

     One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery Program. This program, started in 1983, involves 348 domestic and international participating dealer locations. Each dealer in the Broyhill Showcase Gallery Program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. The average Broyhill Showcase Gallery consists of 7,500 square feet of dedicated display space. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

     For the retailer that is currently not a participant in the gallery program, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. Participating retailers in the Independent Dealer Program commit to a minimum, pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes three major sales events per year, monthly promotional themes and professionally prepared advertising and promotional materials at nominal cost in order to help increase consumer recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program to 443 retailers that have committed at least 2,000 square feet exclusively to Broyhill products arranged in gallery-type room settings. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may become participants in the Broyhill Showcase Gallery Program.

     LANE FURNITURE INDUSTRIES

     Lane distributes its products nationally through a well established network of approximately 16,000 retail locations. A diverse distribution network is utilized in keeping with Lane's strategy of supplying customers with highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Havertys and Art Van, and department store companies such as J.C. Penney, Sears, May Department Stores, Federated Department Stores and Dillard Department Stores.

     Lane has an established specialty gallery program with 485 participating dealers. This includes 234 dealer-owned Comfort
     Showcase Galleries established by Action Industries.  The Action
     Industries galleries average approximately 4,200 square feet of retail


     space specifically dedicated to the display, promotion and sale of Action Industries' products. Lane's other gallery programs call for the display of Lane case goods and upholstered furniture in settings that range from 200 square feet for a cedar chest boutique to 4,000 square feet for a Hickory Chair gallery.

     THOMASVILLE FURNITURE INDUSTRIES

     Thomasville products are offered at 684 independently-owned retail locations, including 256 Thomasville Galleries, 97 Thomasville Home Furnishings stores and 331 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings store opened in 1988. The typical Thomasville Home Furnishings store is a 15,000 square foot independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

     Thomasville's Founders division sells promotional and RTA furniture to a variety of retailers for sale to consumer end-users and certain contract customers. Promotional furniture is sold to retail chains such as Value City and Levitz, as well as independent furniture stores. Promotional furniture is also sold in the hospitality and health care markets of Thomasville's contract business. RTA customers include national chains such as Wal-Mart and Target, catalog showrooms, discount mass merchandisers, warehouse clubs and home furnishings retailers.

     MARKETING AND ADVERTISING
     -------------------------

     Advertising is used to increase consumer awareness of the Company's brand names and is targeted to specific customer segments through leading shelter magazines and popular magazines such as Better Homes and Gardens, People and Good Housekeeping. Each operating company uses focused advertising in major markets to create buying urgency around specific sale and location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. The Company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs. The Company focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each operating company's toll-free telephone number. Each of the operating companies is developing and beginning to implement national and regional television advertising campaigns.

     BROYHILL FURNITURE INDUSTRIES

     Broyhill's advertising programs focus on translating its strong consumer awareness into increased sales. Broyhill's current marketing strategy features a national print advertising program in addition to


     traditional promotional programs such as furniture "giveaways" on television game shows and dealer-based promotions such as product mailings and brochures. The national print advertising program, which consists of multi-page layouts, is designed to appeal to the consumer's desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Better Homes and Gardens which appeal to Broyhill's customer base. Game show promotions, a long-standing Broyhill tradition, include popular programs such as Wheel of Fortune and The Price is Right. An extensive public relations campaign also exposes Broyhill products in leading magazine and newspaper editorial features.

     LANE FURNITURE INDUSTRIES

     Lane became a well-known brand name through The Lane Company, Incorporated's initial use in the 1920s of creative advertising to promote its cedar chests. Since then, Lane has continued to use advertising programs to generate consumer awareness of the Lane brand name. Through Lane's in-house advertising agency, recent programs have been developed for print campaigns in national publications such as Country Home, Country Living, House Beautiful and Architectural Digest. Action Industries is engaged in selective national and regional television advertising.

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

     Lane markets its products through the use of well-known designers and affiliation with institutions. For example, Lane has teamed up with widely recognized designers such as Raymond Waite and Mark Hampton as well as design institutions such as the American Museum of Folk Art in New York, to design and market furniture collections.

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

     To help retailers sell its products through to consumers, Thomasville offers a full twelve month schedule of promotional support which includes promotional concepts, selected product discounts, cooperative





     advertising funds for stores that sell only Thomasville products, and a complete advertising package with color newspaper layouts plus radio and television commercials dealers can use as supplied. Four times each year, Thomasville runs national sale events to coincide with major industry sale periods. These may include national print ads or Thomasville-designed newspaper inserts for dealer use.

     MANUFACTURING
     -------------

     Broyhill operates 18 finished case goods and upholstery production and warehouse facilities totalling over 5.0 million square feet of manufacturing and warehouse space. All finished goods plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

     Lane operates 14 finished case goods and upholstery production and warehouse facilities in Virginia, North Carolina and Mississippi. Since the late 1980s, significant capital expenditures have been made to acquire technologically advanced manufacturing equipment which has increased factory productivity.

     Thomasville manufactures or assembles its products at 16 finished case goods and upholstery production and warehouse facilities located in North Carolina, Virginia, and Tennessee, close to sources of raw materials and skilled craftsmen. Each plant is specialized, manufacturing limited product categories, allowing longer, more efficient production runs and economies of scale.

     The manufacturing process for Thomasville's Founders division is highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored and held for assembly using highly automated assembly lines. Completed goods are stored in an automated warehouse to provide quicker delivery to customers. Ninety percent of CreativeInteriors products are shipped within 14 days of production.

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

     The Company has no long-term supply contracts and has experienced no significant problems in supplying its operations. Although the Company





     has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company's margins for its products.

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

     ENVIRONMENTAL MATTERS
     ---------------------

     The Company is subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act ("Superfund"). Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its facilities. Management believes that the Company is in substantial compliance with all environmental laws. While the Company may be required to make capital investments at some of its facilities to ensure compliance, the Company believes that it will continue to meet all applicable requirements in a timely fashion and that the amount of money required to meet these requirements will not materially affect its financial condition or its results of operations.

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

     COMPETITION
     -----------

     The furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including Lifestyle Furnishings International Ltd., La-Z-Boy Incorporated, Ladd Furniture, Inc., Bassett Furniture





     Industries, Inc., and Ethan Allen Interiors, Inc. as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

     EMPLOYEES
     ---------

     As of December 31, 1997, the Company employed approximately 20,700 people. None of the Company's employees is represented by a union.

     BACKLOG
     -------

     The combined backlog of the Company's operating companies as of December 31, 1997 aggregated approximately $223 million, compared to approximately $205 million as of December 31, 1996.

     Item 2.  Properties
     -------------------

     The Company owns or leases the following principal plants, offices and warehouses:


                                                         Floor       Owned
                                     Type of             Space         or
     Division       Location         Facility          (Sq. Ft.)     Leased
     ---------      --------         --------          ---------     ------
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

     Broyhill     Lenoir, NC        Plant/Warehouse     381,820      Owned

     Broyhill     Conover, NC       Plant/Warehouse     316,542      Owned

     Broyhill     Lenoir, NC        Plant/Warehouse     516,439      Owned

     Broyhill     Lenoir, NC        Plant/Warehouse     256,318      Owned

     Broyhill     Lenoir, NC        Plant                56,250      Leased

     Broyhill     Lenoir, NC        Plant/Warehouse     252,380      Owned



                                                         Floor       Owned
                                     Type of             Space         or
     Division       Location         Facility          (Sq. Ft.)     Leased
     ---------      --------         --------          ---------     ------

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

     Lane         Saltillo, MS      Plant/Warehouse     567,500      Owned

     Lane         Tupelo, MS        Plant/Warehouse     396,175      Owned

     Lane         Rocky Mount, VA   Plant                50,300      Owned

     Thomasville  Thomasville, NC   Headquarters/       256,000      Owned
                                     Showroom

     Thomasville  Thomasville, NC   Plant/Warehouse     412,000      Owned



                                                         Floor       Owned
                                      Type of            Space         or
     Division       Location          Facility         (Sq. Ft.)     Leased
     ---------      --------          --------         ---------     ------

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

     -----------------------

     Substantially all of the owned properties listed above are encumbered by a first priority lien and mortgage pursuant to a secured credit agreement. In addition, the Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing industrial revenue bonds.

     The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were effectively utilized during 1997 at moderate to high levels of productive capacity and believes that in general its facilities have the capacity, if necessary, to expand production to meet anticipated product

     requirements.

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

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     Not applicable.



                                   PART II
                                   -------


     Item 5.  Market for The Registrant's Common Equity and Related
     --------------------------------------------------------------
     Stockholder Matters
     --------------------

     As of February 28, 1998, there were approximately 3,000 holders of record of Common Stock.

     Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 16 to the consolidated financial statements of the Company.

     The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 1996 and December 31, 1997.

     A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 9 to the consolidated financial statements of the Company.





     Item 6. Selected Financial Data
     -------------------------------


                                            FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW


     -------------------------------------------------------------------------------------------------------------------
     (Dollars in thousands except per share data)                       Year Ended December 31,
                                                 -----------------------------------------------------------------------
                                                        1997           1996           1995           1994           1993
     -------------------------------------------------------------------------------------------------------------------
     Summary of operations:
       Net sales                                   $1,808,276     $1,696,795    $1,073,889     $1,072,696       $980,532
       Gross profit                                   450,690        431,473       291,237        298,712        275,323
       Interest expense                                42,747         45,217        33,845         37,886         38,621
       Earnings before income tax expense,
         discontinued operations and
         extraordinary item                           107,254         88,292        57,038         48,841         37,266
       Income tax expense                              40,201         34,070        22,815         20,908         15,924
       Net earnings from continuing operations         67,053         54,222        34,223(1)      27,933         21,342
       Discontinued operations                              -              -             -         10,339         24,026
       Extraordinary item                                   -         (7,417)       (5,815)             -              -
       Net earnings                                $   67,053     $   46,805    $   28,408     $   38,272       $ 45,368

       Per share of common stock - diluted:
         Net earnings from continuing operations   $     1.15     $     0.88    $     0.67(1)  $     0.54       $   0.41
         Discontinued operations                            -              -             -           0.20            .47
         Extraordinary item                                 -          (0.12)        (0.11)             -              -
         Net earnings                              $     1.15     $     0.76    $     0.56     $     0.74       $   0.88

         Weighted average common and common
           equivalent shares outstanding -
           diluted (in thousands)                      58,473         61,946        50,639         51,495         51,375

     Other information (continuing operations):
       Working capital                             $  482,288     $  462,661    $  455,036     $  308,323       $271,588
       Property, plant and equipment, net             294,061        301,962       306,406        181,393        191,581
       Capital expenditures                            40,004         40,344        35,616         21,108         30,197
       Total assets                                 1,257,236      1,269,204     1,291,739        881,735        858,163
       Long-term debt                                 667,800        572,600       705,040        409,679        403,255
       Shareholders' equity                        $  323,322     $  419,657    $  301,156     $  275,394       $338,557
     --------------------------------------------------------------------------------------------------------------------


     (1)  Net earnings from continuing operations before gain on insurance settlement, net of income tax expense, and net earnings per common share from continuing operations before gain on insurance settlement, net of income tax expense, were $29,463 and $0.58, respectively.





     Item 7. Management's Discussion and Analysis of Financial Condition
     -------------------------------------------------------------------
     and Results of Operations
     --------------------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

          The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. In addition, management believes the following factors have had a significant effect on its recent financial statements.

          Common stock repurchase. On June 27, 1997, the Company completed the repurchase of 10,842,299 shares of common stock and warrants to purchase 290,821 shares of common stock from Apollo Investment Fund, L.P. and Lion Advisors, L.P. for $170.5 million. The Company financed the repurchase by amending the Secured Credit Agreement to include a new term loan facility of $200.0 million.

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

          As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 1997, 1996 and 1995. The results for 1995 do not include any of the operations of Thomasville.




     ------------------------------------------------------------------------------------------
      (Dollars in millions)                              Year Ended December 31,
                           ---------------------------------------------------------------------
                                   1997                      1996                    1995
                          -----------------------   ---------------------    -------------------
                                         % of Net                % of Net               % of Net
                           Dollars          Sales   Dollars         Sales     Dollars      Sales
      ------------------------------------------------------------------------------------------
      Net sales           $1,808.3        100.0%    $1,696.8       100.0%    $1,073.9     100.0%
      Cost of operations   1,319.5         73.0      1,228.4        72.4        760.4      70.8
      Selling, general and
       administrative
       expenses              286.1         15.8        283.4        16.7        198.3      18.5
      Depreciation and
       amortization           56.0          3.1         54.1         3.2         36.1       3.3
      -----------------------------------------------------------------------------------------
      Earnings from
       operations            146.7          8.1        130.9         7.7         79.1       7.4
      Interest expense        42.7          2.4         45.2         2.7         33.9       3.2
      Other income, net:
       Gain on insurance
        settlement               -            -            -           -          7.9       0.7
       Other                   3.3          0.2          2.6         0.2          3.9       0.4
      -----------------------------------------------------------------------------------------
      Earnings before income
       tax expense and
       extraordinary item    107.3          5.9         88.3         5.2         57.0       5.3
      Income tax expense      40.2          2.2         34.1         2.0         22.8       2.1
      -----------------------------------------------------------------------------------------
      Net earnings before
        extraordinary item $  67.1          3.7%    $   54.2         3.2%    $   34.2       3.2%
      ==========================================================================================
      Gross profit(1)      $ 450.7         24.9%    $  431.5        25.4%    $  291.2      27.1%

      (1)   The Company believes that gross profit provides useful information regarding a company's financial performance.  Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.


      ------------------------------------------------------------------------------------------
      (Dollars in millions)                                        Year Ended December 31,
                                                           1997           1996          1995
      ------------------------------------------------------------------------------------------
      Net sales                                          $1,808.3       $1,696.8      $1,073.9
      Cost of operations                                  1,319.5        1,228.4         760.4
      Depreciation (associated with
        cost of goods sold)                                  38.1           36.9          22.3
      ------------------------------------------------------------------------------------------
      Gross profit                                       $  450.7       $  431.5      $  291.2
      ==========================================================================================

          Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

          Net sales for 1997 were $1,808.3 million compared to $1,696.8 million for 1996, an increase of $111.5 or 6.6%.  The improved sales performance for 1997 occurred at each operating company and ranged, in varying degrees, across all product lines.
      The increase in net sales was achieved through continued introductions of new products, emphasis on the Company's brand names and expansion of distribution.

           Cost of operations for 1997 was $1,319.5 million compared to $1,228.4 million for 1996, an increase of 7.4%.  Cost of operations as a percentage of net sales increased from 72.4% for 1996 to 73.0% in 1997 primarily due to the negative impact of a manufacturing plant closing and related production realignment at Thomasville.

           Selling, general and administrative expenses increased to $286.1 million in
      1997 from  $283.4 million in 1996, an increase of 0.9%.  As a percentage of net sales, selling, general and administrative expenses decreased from 16.7% for 1996 to
      15.8% for 1997 reflecting the Company's ongoing implementation of cost control and reduction programs.

           Depreciation and amortization for 1997 was $56.0 million compared to $54.1 million in 1996, an increase of 3.5%.  The amount of depreciation and amortization attributable to the "fresh-start" reporting was $16.4 million and $16.3 million in
      1997 and 1996, respectively.

           Interest expense for 1997 totaled $42.7 million compared with $45.2 million in
      1996.  The reduced interest expense reflects lower long-term debt balances during the first six months of the year, offset partially by additional long-term debt incurred at the end of the second quarter to finance the Company's repurchase of approximately 10.8 million shares of its common stock.

           Other income, net for 1997 totaled $3.3 million compared to $2.6 million for
      1996.  For 1997, other income consisted of interest on short-term investments of
      $0.9 million and other miscellaneous income and expense items totaling $2.4 million.

           Income tax expense for 1997 totaled $40.2 million, producing an effective tax rate of 37.5% compared with an effective tax rate of 38.6% for 1996.  The effective tax rates for both periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

           Net earnings per common share before extraordinary item on a diluted basis were
      $1.15 and $0.88 for 1997 and 1996, respectively.  Weighted average shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 56,438,000 and 58,473,000 in 1997, respectively, and 59,172,000 and 61,946,000 in 1996, respectively.

           Gross profit for 1997 was $450.7 million compared with $431.5 million in 1996, an increase of 4.5%.  The decrease in gross profit margin to 24.9% in 1997 from
      25.4% in 1996 was primarily due to the previously noted manufacturing plant closing and related production realignment at Thomasville.



      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

           Net sales for 1996 increased to $1,696.8 million from $1,073.9 million in 1995. The improved sales performance resulted primarily from the acquisition of Thomasville. Had Thomasville been acquired at the beginning of 1995, net sales for 1996 would have increased 4.5% over pro forma net sales for 1995. The increase in net sales was achieved through continued introductions of new products and emphasis on the Company's brand names.

          Cost of operations for 1996 was $1,228.4 million compared to $760.4 million for 1995. The large increase was the result of the Company's acquisition of Thomasville. Cost of operations as a percentage of net sales increased from 70.8% for 1995 to 72.4% for 1996. This increase was due to the acquisition of Thomasville which had higher cost of operations as a percentage of net sales than the Company's other operating subsidiaries. Had
Thomasville been included on a pro forma basis for 1995, cost of operations as a percentage of net sales would have been 73.3%.

          Selling, general and administrative expenses increased to $283.4 million for 1996 from $198.3 million in 1995. The large increase was a result of the Company's acquisition of Thomasville. As a percentage of net sales, selling, general and administrative expenses were 16.7% for 1996 compared to 18.5% for 1995 reflecting the Company's acquisition of Thomasville.

          Depreciation and amortization for 1996 was $54.1 million compared to $36.1 million in 1995. The large increase was a result of the Company's acquisition of Thomasville. The amount of depreciation and amortization attributable to the "fresh-start" reporting was $16.3 million and $15.9 million for 1996 and 1995, respectively.

          Interest expense for 1996 totaled $45.2 million compared to $33.9 million for 1995. The increase in interest expense reflects additional debt incurred for the acquisition of Thomasville.


         Other income, net for 1996 totaled $2.6 million compared to $3.9 million for 1995. For 1996, other income consisted of interest on short-term investments of $1.2 million and other miscellaneous income and expense items totaling $1.4 million.

         For 1996, the Company provided for income taxes totaling $34.1 million on earnings before income tax expense and extraordinary item, producing an effective tax rate of 38.6% compared to an effective tax rate for 1995 of 40.0%. The effective tax rates for such periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

         Net earnings per common share before extraordinary item on a diluted basis were $0.88 and $0.67 for 1996 and 1995, respectively. Net earnings per common share before extraordinary item and gain on insurance settlement, net of income tax expense, on a diluted basis was $0.58 for 1995. Weighted average shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 59,172,000 and 61,946,000 in 1996, respectively, and 50,114,000 and 50,639,000 in 1995, respectively.

         Gross profit for 1996 was $431.5 million, representing an increase of 48.2% over the gross profit of $291.2 million for 1995. The increase resulted primarily from the acquisition of Thomasville. The decrease in gross profit margin to 25.4% for 1996 from 27.1% in 1995 was due to the acquisition of Thomasville which had lower gross profit margins than the Company's other operating subsidiaries. Had Thomasville been included on a pro forma basis in 1995, gross profit margin would have been 24.6%.

      Financial Condition and Liquidity

      Liquidity

           Cash and cash equivalents at December 31, 1997 totaled $12.3 million compared to $19.4 million at December 31, 1996. For 1997, net cash provided by operating activities totaled $103.7 million. Net cash used by investing activities totaled $39.3 million. Net cash used in financing activities totaled $71.5 million, including $173.2 million for the repurchase of common stock and warrants, partially offset by the net addition of $95.2 million of long-term debt and the receipt of $10.7 million from the exercise of warrants and stock options to purchase shares of common stock.

         Working capital was $482.3 million at December 31, 1997 compared to $462.7 million at December 31, 1996. The current ratio was 4.5 to 1 at December 31, 1997 compared to 4.2 to 1 at December 31, 1996. The modest increase in working capital between years is primarily the result of the Company's focus on efficient management of individual working capital components.

         At December 31, 1997, long-term debt totaled $667.8 million compared to $572.6 million at December 31, 1996. The increase in indebtedness was the result of additional borrowings to finance the repurchase of approximately
11 million shares of common stock and warrants to purchase common stock for $170.5 million, partially offset by repayments of approximately $80.0 million funded by cash flow from operations and warrant exercise proceeds. The Company's debt-to-capitalization ratio was 67.4% at December 31, 1997 compared to 57.7% at December 31, 1996.

      Financing Arrangements

         To meet short-term capital and other financial requirements, the Company maintains a $475.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At December 31, 1997, there were $235.0 million of cash borrowings outstanding under the revolving credit facility and $34.7 million in letters of credit outstanding, leaving an excess of $205.3 million available under the revolving credit facility.

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

     The Company also maintains a Receivables Securitization Facility totaling $225.0 million pursuant to which the Company sells interests in the trade receivables of its operating companies to a third party financial institution. The Company accounts for the Receivables Securitization Facility as long-term debt. The Company's cost of borrowing is based on a commercial paper index rate plus a program fee.

     In February 1996, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three-year interest rate swap agreements having a total notional amount of $300.0 million. The swap agreements effectively convert a portion of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties a fixed rate of 5.14% per annum and receives payment based upon the floating three-month Eurodollar rate.

     The Company believes its Secured Credit Agreement and the Receivables Securitization Facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

      Other

      The Company has commenced conversion of its computer programs and files in order to function in the year 2000. The Company believes the cost of conversion will not be material to its results of operations and financial position.


Item 8.  Financial statements and Supplementary Data
-----------------------------------------------------

                                   CONSOLIDATED BALANCE SHEETS


      -----------------------------------------------------------------------------------
      (Dollars in thousands)                           December 31,          December 31,
                                                              1997                  1996
      -----------------------------------------------------------------------------------
      Assets
      Current assets:
        Cash and cash equivalents                       $   12,274            $   19,365
        Receivables, less allowances of $13,793
        ($19,124 at December 31, 1996) (Note 6)            293,975               283,417
        Inventories (Note 4)                               287,046               281,107
        Prepaid expenses and other current assets           25,214                23,378
      -----------------------------------------------------------------------------------
          Total current assets                             618,509               607,267
      Property, plant and equipment:
        Land                                                16,758                16,292
        Buildings and improvements                         178,245               172,783
        Machinery and equipment                            264,689               236,654
      -----------------------------------------------------------------------------------
                                                           459,692               425,729
      Less accumulated depreciation                        165,631               123,767
      -----------------------------------------------------------------------------------
          Net property, plant and equipment                294,061               301,962
      Intangible assets (Note 5)                           330,549               344,101
      Other assets                                          14,117                15,874
      ----------------------------------------------------------------------------------
                                                        $1,257,236            $1,269,204
      ==================================================================================

      Liabilities and Shareholders' Equity
      Current liabilities:
        Accounts payable                                $   52,141            $   61,095
        Accrued employee compensation                       29,430                29,864
        Accrued interest expense                             7,451                 6,579
        Other accrued expenses                              47,199                47,068
      ----------------------------------------------------------------------------------
          Total current liabilities                        136,221               144,606
      Long-term debt (Note 6)                              667,800               572,600
      Other long-term liabilities                          129,893               132,341

      Shareholders' equity:
        Preferred stock, authorized 10,000,000 shares,
          no par value - issued, none                            -                     -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 52,003,520 and
          61,432,181 shares at December 31, 1997 and
          1996 (Note 7)                                     52,003                61,432
        Paid-in capital                                    124,595               278,554
        Retained earnings                                  146,724                79,671
      ----------------------------------------------------------------------------------
          Total shareholders' equity                       323,322               419,657
      ----------------------------------------------------------------------------------
                                                        $1,257,236            $1,269,204
      ==================================================================================


      See accompanying notes to consolidated financial statements.



                                  CONSOLIDATED STATEMENTS OF OPERATIONS


      -------------------------------------------------------------------------------------------
      (Dollars in thousands except per share data)
                                                                    Year Ended December 31,
                                                       ------------------------------------------
                                                               1997         1996          1995
      -------------------------------------------------------------------------------------------
      Net sales                                          $1,808,276   $1,696,795    $1,073,889
      Costs and expenses:
        Cost of operations                                1,319,455    1,228,355       760,393
        Selling, general and administrative expenses        286,086      283,432       198,321
        Depreciation and amortization (includes
          $16,369, $16,285 and $15,922 related to
          fair value adjustments)                            55,995       54,082        36,104
      -------------------------------------------------------------------------------------------
      Earnings from operations                              146,740      130,926        79,071

      Interest expense                                       42,747       45,217        33,845
      Other income, net:
        Gain on insurance settlement (Note 11)                    -            -         7,882
        Other                                                 3,261        2,583         3,930
      -------------------------------------------------------------------------------------------
      Earnings before income tax expense
        and extraordinary item                              107,254       88,292        57,038
      Income tax expense (Note 8)                            40,201       34,070        22,815
      -------------------------------------------------------------------------------------------
      Net earnings before extraordinary item                 67,053       54,222        34,223
      Extraordinary item - early extinguishment
        of debt, net of tax benefit (Note 10)                     -       (7,417)       (5,815)
      -------------------------------------------------------------------------------------------
      Net earnings                                       $   67,053   $   46,805    $   28,408
      ===========================================================================================
      Net earnings per common share - basic (Note 2):
        Net earnings before extraordinary item           $     1.19   $     0.92    $     0.68
        Extraordinary item - early extinguishment of debt         -        (0.13)        (0.11)
      -------------------------------------------------------------------------------------------
      Net earnings per common share - basic              $     1.19   $     0.79    $     0.57
      ===========================================================================================
      Net earnings per common share - diluted (Note 2):
        Net earnings before extraordinary item           $     1.15   $     0.88    $     0.67
        Extraordinary item - early extinguishment of debt         -        (0.12)        (0.11)
      -------------------------------------------------------------------------------------------
      Net earnings per common share - diluted            $     1.15   $     0.76    $     0.56
      ===========================================================================================


      See accompanying notes to consolidated financial statements.




                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      -------------------------------------------------------------------------------------------
      (Dollars in thousands)
                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                              1997            1996          1995
      -------------------------------------------------------------------------------------------
      Cash flows from operating activities:
        Net earnings                                      $ 67,053        $ 46,805      $ 28,408
        Adjustments to reconcile net earnings
          to net cash provided by operating activities:
          Net loss on early extinguishment of debt               -           7,417         5,815
          Depreciation of property, plant and equipment     43,935          42,022        26,371
          Amortization of intangible and other assets       12,060          12,060         9,733
          Noncash interest expense                           1,297           2,042         2,150
          (Increase) decrease in receivables               (10,558)         (7,301)          165
          (Increase) decrease in inventories                (5,939)        (11,430)        3,340
          Decrease in prepaid expenses and intangible
            and other assets                                 3,655          13,695         1,179
          Increase (decrease) in accounts payable,
            accrued interest expense and other
            accrued expenses                                (7,405)         33,710        14,794
          Decrease in net deferred tax liabilities          (8,056)         (7,972)         (211)
          Increase (decrease) in other long-term
            liabilities                                      7,669         (15,628)          246
      -------------------------------------------------------------------------------------------
        Net cash provided by operating activities          103,711         115,420        91,990
      -------------------------------------------------------------------------------------------
      Cash flows from investing activities:
        Acquisition of business (Note 3)                         -               -      (335,438)
        Proceeds from the disposal of assets                   732           2,766           519
        Additions to property, plant and equipment         (40,004)        (40,344)      (35,616)
      -------------------------------------------------------------------------------------------
        Net cash used by investing activities              (39,272)        (37,578)     (370,535)
      -------------------------------------------------------------------------------------------
      Cash flows from financing activities:
        Payments for debt issuance costs                    (3,342)         (4,467)      (14,026)
        Additions to long-term debt                        220,000         380,000       576,000
        Payments of long-term debt                        (124,800)       (530,279)     (286,574)
        Proceeds from the sale of common stock                -             81,292             -
        Proceeds from the issuance of common stock          10,734           9,290           201
        Payment for the repurchase and retirement
          of common stock                                 (168,056)              -             -
        Payments for the repurchase of common stock
          warrants                                          (5,187)        (19,961)       (2,789)
        Payments for common stock offering expenses
          of selling shareholders                             (879)           (764)            -
      ------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities   (71,530)        (84,889)      272,812
      ------------------------------------------------------------------------------------------
      Net decrease in cash and cash equivalents             (7,091)         (7,047)       (5,733)
      Cash and cash equivalents at beginning of period      19,365          26,412        32,145
      ------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period          $ 12,274        $ 19,365      $ 26,412
      ==========================================================================================
      Supplemental Disclosure:
        Cash payments for income taxes, net               $ 40,639        $ 33,126      $ 14,386
      ==========================================================================================
        Cash payments for interest expense                $ 40,707        $ 37,960      $ 32,010
      ==========================================================================================

      See accompanying notes to consolidated financial statements.


                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


    ---------------------------------------------------------------------------------------------
    Dollars in thousands)                            Common    Paid-In     Retained
                                                      Stock    Capital     Earnings        Total
    ---------------------------------------------------------------------------------------------
    Balance December 31, 1994                        $50,076   $220,788    $  4,530      $275,394

    Net earnings                                                             28,408        28,408
    Common stock activity:
      Stock option exercises (Note 7)                     43        153                       196
      Warrant exercises - 564 shares                       1          4                         5
      Warrant purchases - 1,489,422 shares                       (2,789)                   (2,789)
    Foreign currency translations                                               (58)          (58)
    ----------------------------------------------------------------------------------------------
    Balance December 31, 1995                         50,120    218,156      32,880       301,156

    Net earnings                                                             46,805        46,805
    Common stock activity:
      Sale of common stock - 10,000,000 shares        10,000     71,292                    81,292
      Stock option grants and exercises (Note 7)          85      2,309                     2,394
      Warrant exercises - 1,227,052 shares             1,227      7,522                     8,749
      Warrant purchases - 3,578,399 shares                      (19,961)                  (19,961)
    Common stock offering expenses of
      selling shareholders                                         (764)                     (764)
    Foreign currency translations                                               (14)          (14)
    ----------------------------------------------------------------------------------------------
    Balance December 31, 1996                         61,432    278,554      79,671       419,657

    Net earnings                                                             67,053        67,053
    Common stock activity:
      Repurchase of common stock - 10,842,299 shares (10,842)  (157,214)                 (168,056)
      Stock option exercises (Note 7)                    174      1,302                     1,476
      Warrant exercises - 1,298,498 shares             1,298      7,960                     9,258
      Warrant purchases - 650,071 shares                         (5,187)                   (5,187)
      Retirement of common stock - 58,824 shares         (59)        59                       -
    Common stock offering expenses of
      selling shareholders                                         (879)                     (879)
    ---------------------------------------------------------------------------------------------
    Balance December 31, 1997                        $52,003   $124,595    $146,724      $323,322
    =============================================================================================


    See accompanying notes to consolidated financial statements.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (Dollars in thousands except per share data)


     1.   The Company

          Furniture Brands International, Inc. (referred to herein as the "Company") is a major manufacturer of residential furniture. During the year ended December 31, 1997, the Company had three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; The Lane Company, Incorporated; and Thomasville Furniture Industries, Inc.

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

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal year 1997 includes 53 weeks of operations, while 1996 and 1995 each represented 52-week fiscal years.

          Cash and Cash Equivalents

          The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Short-term investments are recorded at amortized cost, which approximates market.

          Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market.

          Property, Plant and Equipment

          Property, plant and equipment are recorded at cost when acquired. Depreciation is calculated using both accelerated and straight-line methods based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment.

          Intangible Assets

          The excess of cost over net assets acquired in connection with the acquisition of Thomasville totaled $93,110. This intangible asset is being amortized on a straight-line basis over a 40-year period.

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

          As a result of adopting fresh-start reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of approximately $146,000. This intangible asset is being amortized on a straight-line basis over a 20-year period.

          Also in connection with the adoption of fresh-start reporting, the Company recorded approximately $156,800 in fair value of trademarks and trade names based upon an independent appraisal. Such trademarks and trade names are being amortized on a straight-line basis over a 40-year period.

          Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.

          Fair Value of Financial Instruments

          The Company considers the carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

          Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they were entered into recently and/or accrue interest at rates which generally fluctuate with interest rate trends.


         Interest rate swap agreements used by the Company to fix the interest rate on a portion of its floating rate long-term debt are accounted for on the accrual basis. Amounts to be paid or received under the interest rate swap agreements are recognized in income as adjustments to interest expense. The fair value of the interest rate swap agreements at December 31, 1997 exceed the book value by approximately $2.6 million. The fair value of the interest rate swap agreements is based upon market quotes from the counterparties.

         Revenue Recognition

         The Company recognizes revenue when finished goods are shipped with appropriate provisions for returns and uncollectible accounts.

         Income Taxes

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

         Net Earnings Per Common Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted net earnings per common share for 1997 interim and annual periods, and restatement of all prior periods presented. The adoption of SFAS No. 128 did not have a material effect on the consolidated financial statements. Restated interim net earnings per common share information for 1997 and 1996 interim periods is contained in Note 13, "Quarterly Financial Information (Unaudited)."

         Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense been determined in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," net earnings and net earnings per common share would not materially differ from reported amounts.

         Reclassification

         Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

     3.   Acquisition of Business

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

     4.   Inventories

          Inventories are summarized as follows:

     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1997           1996
     ---------------------------------------------------------------------
     Finished products                             $118,385       $127,292
     Work-in-process                                 53,536         51,587
     Raw materials                                  115,125        102,228
     ---------------------------------------------------------------------
                                                   $287,046       $281,107
     =====================================================================

     5.   Intangible Assets

          Intangible assets include the following:

     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1997           1996
     ---------------------------------------------------------------------
     Intangible assets, at cost:
       Reorganization value in excess of amounts
         allocable to identifiable assets          $146,063       $146,063
       Trademarks and trade names                   156,828        156,828
       Excess of cost over net assets acquired       93,110         93,110
     ---------------------------------------------------------------------
                                                    396,001        396,001
     Less accumulated amortization                   65,452         51,900
     ---------------------------------------------------------------------
                                                   $330,549       $344,101
     =====================================================================


     6.   Long-Term Debt

          Long-term debt consists of the following:

     ---------------------------------------------------------------------
                                                December 31,   December 31,
                                                       1997           1996
     ---------------------------------------------------------------------
     Secured credit agreement:
       Revolving credit facility                   $235,000       $359,000
       Term loan facility                           200,000            -
     Receivables securitization facility            220,000        200,000
     Other                                           12,800         13,600
     ---------------------------------------------------------------------
                                                   $667,800       $572,600
     =====================================================================


          The following discussion summarizes certain provisions of the long-term debt.

     Secured Credit Agreement

          The Secured Credit Agreement, amended and restated as of June 27, 1997, consists of a revolving credit facility and a term loan facility. The revolving credit facility is a five-year reducing revolving credit facility with an initial commitment of $475,000. The revolving credit facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

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

           Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and the Eurodollar rate is subject to adjustment based upon achieving certain leverage ratios. At December 31, 1997, all loans outstanding under the revolving credit facility were based on the Eurodollar rate.

           At December 31, 1997, there were $235,000 of cash borrowings and $34,681 in letters of credit outstanding under the revolving credit facility, leaving an excess of $205,319 available under the facility.

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

           On June 27, 1997, the Company amended the Secured Credit Agreement to include a new term loan facility of $200,000. The term loan facility is a non-amortizing ten-year facility, bearing interest at a base rate plus 0.75% or at an adjusted Eurodollar rate plus 1.75%, depending upon the type of loan the Company executes. At December 31, 1997, all loans outstanding under the term loan facility were based on the Eurodollar rate.

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

          The Company pays a commercial paper index rate on all funds received (outstanding) on the facility. In addition, a program fee of 0.55% per annum on the entire $225,000 facility is payable on a monthly basis. The balance outstanding at December 31, 1997 was $220,000. The Company may increase or decrease its use of the facility on a monthly basis subject to the availability of sufficient trade receivables and the facility's maximum amount ($225,000).

     Other

          Other long-term debt consists of various industrial revenue bonds with interest rates ranging from approximately 4.0% to 9.0%.
     Mandatory principal payments are required through 2004.


     Interest Rate Swap Agreements

          In February 1996, the Company entered into interest rate swap agreements with two financial institutions to reduce the impact of changes in interest rates on its floating rate long-term debt. The two agreements, which mature in February 1999, have a total notional principal amount of $300,000. The swap agreements effectively convert a portion of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties a fixed rate of 5.14% per annum and receives payments based upon the floating three-month Eurodollar rate. The Company is exposed to credit loss in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by the counterparties.

     Other Information

          Maturities of long-term debt are $0, $0, $220,000, $235,000 and $0 for years 1998 through 2002, respectively.

     7.   Common Stock

          The Company's restated certificate of incorporation includes authorization to issue up to 100.0 million shares of common stock with a $1.00 per share stated value. As of December 31, 1997, 52,003,520
     shares of common stock were issued and outstanding.   It is not
     presently anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends.

          Shares of common stock were reserved for the following purposes at December 31, 1997:

     ----------------------------------------------------------------------
                                                                     Number
                                                                  of Shares
     ----------------------------------------------------------------------
     Common stock options:
       Granted                                                    3,897,930
       Available for grant                                          972,306
     ----------------------------------------------------------------------
                                                                  4,870,236
     ======================================================================


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

          Changes in options granted and outstanding are summarized as follows:


     --------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                                  1997                      1996                    1995
                                      -----------------------      --------------------    ----------------------
                                                      Average                   Average                   Average
                                      Shares            Price      Shares         Price      Shares         Price
         --------------------------------------------------------------------------------------------------------

         Beginning of period       3,859,476           $ 6.63    2,498,000        $4.75    2,643,000        $4.64
         Granted                     292,500            16.36    1,620,926         9.14      125,000         6.42
         Exercised                  (173,964)            3.93      (85,050)        3.99      (43,000)        3.38
         Cancelled                   (80,082)            6.62     (174,400)        4.29     (227,000)        4.68
         --------------------------------------------------------------------------------------------------------
         End of period             3,897,930           $ 7.48    3,859,476        $6.63    2,498,000        $4.75
         ========================================================================================================
         Exercisable at
           end of period           1,979,287                     1,473,600                 1,346,750
         ========================================================================================================
         Weighted average fair
          value of options granted                     $ 7.54                     $4.79                     $2.94
         ========================================================================================================

              The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6%; expected dividend yield of 0%; expected life of seven years and expected volatility of 31%.


          Summarized information regarding stock options outstanding and exercisable at December 31, 1997 follows:


     ------------------------------------------------------------------------------------------
                                      Outstanding                           Exercisable
                          ------------------------------------------   -------------------------
        Range of                                Average      Average                     Average
      Exercise Prices     Shares       Contractual Life        Price     Shares            Price
      ------------------------------------------------------------------------------------------
      Up to $10         2,900,430                   5.3       $ 5.55    1,838,287         $ 4.70
      $10 - $20           942,500                   7.7        12.64      141,000          11.75
      $20 - $30            55,000                   8.6        21.00          -              -
      ------------------------------------------------------------------------------------------
                        3,897,930                   5.9       $ 7.48    1,979,287         $ 5.20
      ==========================================================================================

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a reconciliation of the numerator and denominator of the net earnings per common share calculations for all periods presented. The numerator for basic and diluted net earnings per common share is net earnings for all periods presented. The denominator for basic and diluted net earnings per common share for 1997, 1996 and 1995 follows:


      ------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                                        1997           1996                1995
      ------------------------------------------------------------------------------------------
      Weighted average shares used for
        basic net earnings per common share        56,438,465     59,172,153         50,114,034
      Effect of dilutive securities:
        Stock options                               1,447,624      1,052,852            524,545
        Warrants                                      587,105      1,721,448                  -
      ------------------------------------------------------------------------------------------
      Weighted average shares used for
        diluted net earnings per common share     58,473,194      61,946,453          50,638,579
      ==========================================================================================

      Excluded from the computation of diluted net earnings per common share were options to purchase 55,000, 250,000 and 43,000 shares at an average price of $21.00, $14.25 and $7.37 per share during 1997, 1996 and 1995, respectively, and warrants to purchase 7,394,249 shares at $7.13 per share during 1995. The securities were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock.

       At December 31, 1996, the Company had outstanding approximately 2.0 million warrants to purchase common stock at $7.13 per share. The warrants, which included a five-year call protection which expired on August 3, 1997, were redeemed on August 15, 1997.

      8.   Income Taxes


           Income tax expense was comprised of the following:
      ------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                                        1997              1996              1995
      ------------------------------------------------------------------------------------------
      Current:
            Federal                                   $43,680          $40,870          $20,499
            State and local                             4,577            4,014            2,527
      ------------------------------------------------------------------------------------------
                                                       48,257           44,884           23,026
      Deferred                                         (8,056)         (10,814)            (211)
      ------------------------------------------------------------------------------------------
                                                      $40,201          $34,070          $22,815
      ==========================================================================================

           The following table reconciles the differences between the federal corporate statutory rate and the Company's effective income tax rate:
      ------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
                                                       1997              1996              1995
      ------------------------------------------------------------------------------------------
      Federal corporate statutory rate                 35.0%            35.0%              35.0%
      State and local income taxes, net of
            federal tax benefit                         2.3              2.3                2.6
      Amortization of excess reorganization value       2.4              2.9                4.5
      Other                                            (2.2)            (1.6)              (2.1)
      ------------------------------------------------------------------------------------------
      Effective income tax rate                        37.5%            38.6%              40.0%
      ==========================================================================================



           The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

      --------------------------------------------------------------------------------------
                                                                  December 31,   December 31,
                                                                         1997           1996
      --------------------------------------------------------------------------------------
      Deferred tax assets:
            Expense accruals                                         $ 18,855       $ 14,251
            Valuation reserves                                          8,190          6,514
            Employee postretirement benefits other than pensions        3,648          3,318
            Inventory costs capitalized                                 3,367          2,550
            Employee pension plans                                      1,109            -
            Other                                                       2,208          1,063
      --------------------------------------------------------------------------------------
              Total gross deferred tax assets                          37,377         27,696
            Valuation allowance                                           -              -
      --------------------------------------------------------------------------------------
              Total net deferred tax assets                            37,377         27,696
      Deferred tax liabilities:
            Fair value adjustments                                    (76,558)       (77,645)
            Depreciation                                               (5,535)        (7,158)
            Fair market value adjustments                              (4,631)           -
            Employee pension plans                                        -             (697)
            Other                                                     (10,185)        (9,784)
      ---------------------------------------------------------------------------------------
             Total deferred tax liabilities                           (96,909)       (95,284)
      ---------------------------------------------------------------------------------------
             Net deferred tax liabilities                            $(59,532)      $(67,588)
      =======================================================================================
           The net deferred tax liabilities are included in the consolidated balance sheet as follows:

      ---------------------------------------------------------------------------------------
                                                                   December 31,   December 31,
                                                                          1997           1996
      ---------------------------------------------------------------------------------------
      Prepaid expenses and other current assets                       $ 19,214       $ 19,783
      Other long-term liabilities                                      (78,746)       (87,371)
      ---------------------------------------------------------------------------------------
                                                                      $(59,532)      $(67,588)
      =======================================================================================

9.  Employee Benefits

    The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 1997, 1996 and 1995 was $8,412, $9,450 and $7,070, respectively.

    Company-Sponsored Defined Benefit Plans

    Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.


     It is the Company's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts. The table below summarizes the funded status of the Company-sponsored defined benefit plans.


      --------------------------------------------------------------------------------------
                                                                  December 31,   December 31,
                                                                         1997           1996
      --------------------------------------------------------------------------------------
      Actuarial present value of benefit obligations:
        Vested benefit obligation                                    $239,176       $230,456
                                                                     =======================
        Accumulated benefit obligation                               $246,731       $237,512
                                                                     =======================

        Projected benefit obligation                                 $273,487       $262,667
      Plan assets at fair value                                       306,797        279,054
      --------------------------------------------------------------------------------------
      Plan assets in excess of projected benefit obligation            33,310         16,387
      Unrecognized net gain                                           (33,558)       (13,975)
      Unrecognized prior service cost                                     978          1,021
      --------------------------------------------------------------------------------------
      Prepaid pension cost                                           $    730       $  3,433
      ======================================================================================

          Net periodic pension cost for 1997, 1996 and 1995 includes the following components:

      ---------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
                                                          1997          1996            1995
      ---------------------------------------------------------------------------------------
      Service cost-benefits earned during the period    $  7,120      $  6,792      $  3,544
      Interest cost on the projected benefit obligation   19,026        18,102        17,005
      Actual return on plan assets                       (42,531)      (41,006)      (49,272)
      Net amortization and deferral                       19,628        20,366        31,566
      --------------------------------------------------------------------------------------
      Net periodic pension cost                          $ 3,243      $  4,254      $  2,843
      ======================================================================================

      Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

      The expected long-term rate of return on plan assets was 8.5% in 1997, 1996 and 1995. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25% and a long-term rate of compensation increase of 4.5% for all years presented.

      Other Retirement Plans and Benefits

      In addition to defined benefit plans, the Company makes contributions to defined contribution plans and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

10.  Extraordinary Item - Early Extinguishment of Debt

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

11.  Gain on Insurance Settlement

      On November 20, 1994, an explosion and fire destroyed a particleboard plant owned and operated by the Company. During 1995, the Company rebuilt the plant with proceeds received from the insurance settlement. As a result thereof, a gain on insurance settlement totaling $7,882 was recorded during the fourth quarter of 1995. The gain includes all costs associated with the claim with no further expenses or liability anticipated.

12.   Commitments and Contingent Liabilities

      Certain of the Company's real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $15,699, $14,758 and $12,241 for 1997, 1996 and 1995, respectively. Annual minimum payments under operating leases are $11,929, $9,195, $5,925, $2,596 and $797 for 1998 through 2002, respectively.

       Prior to the distribution of the common stock of The Florsheim Shoe Company (a former subsidiary) to its shareholders on November 17, 1994, the Company had guaranteed certain of Florsheim's retail store operating leases. At December 31, 1997, the Company had guarantees outstanding on 71 retail store leases with a contingent liability totaling approximately $24,132.
The Florsheim Shoe Company has agreed to indemnify the Company against any losses incurred as a result of the lease guarantees.

       The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management,the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

13.   Quarterly Financial Information (Unaudited)


           Following is a summary of unaudited quarterly information:
          --------------------------------------------------------------------------------------
                                              Fourth         Third        Second         First
                                             Quarter       Quarter       Quarter       Quarter
          --------------------------------------------------------------------------------------
          Year ended December 31, 1997:
                Net sales                   $473,597        $440,666      $444,152      $449,861
                Gross profit                 116,738         107,803       112,724       113,425
                Net earnings                $ 18,865        $ 14,614      $ 16,515      $ 17,059

                Net earnings per common share:
                  Basic                     $   0.36        $   0.28      $   0.27      $   0.28
                  Diluted                   $   0.35        $   0.27      $   0.26      $   0.27

                Common stock price range:
                  High                      $     21 1/8    $     21      $     19 3/8  $     15 7/8
                  Low                       $     15 7/8    $     17 1/2  $     14 3/8  $     13 7/8
          ========================================================================================
          Year ended December 31, 1996:
                Net sales                   $434,185        $417,921      $420,742      $423,947
                Gross profit                 110,627         107,067       108,446       105,333
                Net earnings:
                  Before extraordinary item   17,429          14,325        11,621        10,847
                  Extraordinary item             -            (7,417)          -             -
                  Total                     $ 17,429        $  6,908      $ 11,621      $ 10,847

                Net earnings per common share
                  - basic:
                  Before extraordinary item $   0.28        $   0.23      $   0.19      $   0.20
                  Extraordinary item             -             (0.12)           -             -
                  Total                     $   0.28        $   0.11      $   0.19      $   0.20

                Net earnings per common share
                  - diluted:
                  Before extraordinary item $   0.27        $   0.22      $   0.18      $   0.19
                  Extraordinary item             -             (0.11)           -            -
                  Total                     $   0.27        $   0.11      $   0.18      $   0.19

                Common stock price range:
                  High                      $     14 7/8    $     14 5/8  $     12 1/8  $     10 1/8
                  Low                       $     12        $     10      $      9 1/8  $      8 3/8
          ========================================================================================

          The Company has not paid cash dividends on its common stock during the three years ended December 31, 1997. The closing market price of the Company's common stock on December 31, 1997 was $20.50 per share.

     Item 9.  Changes in and Disagreements With Accountants on Accounting
     ---------------------------------------------------------------------
     and Financial Disclosure
     -------------------------

          Not applicable.





                                    PART III
                                    --------


     Item 10. Directors and Executive Officers of the Registrant
     -----------------------------------------------------------

          The section entitled "Nominees" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 1998 is incorporated herein by reference.

     Executive Officers of the Registrant


                                                                         Current     Appointed
              Name                 Age        Position                   Positions   or Elected
              ----                 ---        --------                   ---------   ----------

      *Wilbert G. Holliman         60      President of the Subsidiary -
                                           Action Industries, Inc.                        1989
                                           Chief Executive Officer of
                                            the Subsidiary - Action
                                            Industries, Inc.                              1994
                                           Director                           X           1996
                                           President                          X           1996
                                           Chief Executive Officer            X           1996

      *Richard B. Loynd            70      Chairman of the Board of the
                                            Former Subsidiary - Converse Inc.             1982
                                           Vice-President                                 1987
                                           Director                           X           1987
                                           President                                      1989
                                           Chief Operating Officer                        1989
                                           Chief Executive Officer                        1989
                                           Chairman of the Board              X           1990

       John T. Foy                 50      President and Chief Executive
                                            Officer of the Subsidiary -
                                            Action Industries, Inc.           X           1996

       Brent B. Kincaid            66      President and Chief Executive
                                            Officer of the Subsidiary -
                                            Broyhill Furniture Industries,
                                            Inc.                              X           1992
                                           Director                           X           1997

       Christian J. Pfaff          49      President and Chief Executive
                                            Officer of the Subsidiary -
                                            Thomasville Furniture Industries,
                                            Inc.                              X           1997

       David P. Howard             47      Controller                                     1990
                                           Vice-President                     X           1991
                                           Chief Financial Officer            X           1994
                                           Treasurer                          X           1996

       Lynn Chipperfield           46      General Counsel                    X           1993
                                           Vice-President and
                                           Secretary                          X           1996

       Steven W. Alstadt           43      Controller                         X           1994
                                           Chief Accounting Officer           X           1994



      Retired as an officer of the Company on December 31, 1997

      Frederick B. Starr           65      President and Chief Executive
                                            Officer of the Subsidiary -
                                            Thomasville Furniture
                                            Industries,Inc.                               1982

      Retired as an officer of the Company on February 11, 1998


       K. Scott Tyler, Jr.         58       President of the Subsidiary -
                                              The  Lane Company, Incorporated             1989
                                            Chief Executive Officer of the
                                              Subsidiary - The Lane Company,
                                              Incorporated                                1991

      -----------------------------------
     * Member of the Executive Committee

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


     Item 11.  Executive Compensation
     -----------------------------------


     The sections entitled "Executive Compensation", "Executive
     Compensation and  Stock Option Committee Report on Executive
     Compensation", "Compensation Committee Interlocks and Insider Participation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 1998 are incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and
     ---------------------------------------------------------------
     Management
     -----------

         The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 1998, is incorporated herein by reference.




     Item 13.  Certain Relationships and Related Transactions
     --------------------------------------------------------

          The section entitled "Certain Business Relationships" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on May 6, 1998, is incorporated herein by reference.





                                 PART IV
                                 -------


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     ----------------------------------------------------------------------
     8-K
     ----


     (a)     List of documents filed as part of this report:

          1.    Financial Statements:

                Consolidated balance sheets, December 31, 1997 and 1996.

                Consolidated statements of operations for each of the years in the three-year period ended December 31, 1997.

                Consolidated statement of cash flows for each of the years in the three-year period ended December 31, 1997.

                Consolidated statement of shareholders' equity for each of the years in the three-year period ended December 31, 1997.

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

                  4(a) Credit Agreement, dated as of November 17, 1994, as
                       amended and restated as of December 29, 1995; September 6, 1996; and June 27, 1997, among the Company, Broyhill Furniture Industries, Inc., The Lane Company, Incorporated, Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais New York Branch, as Documentation Agent, Nationsbank, N.A., as Syndication Agent and Bankers Trust Company, as Administration Agent. (Incorporated by reference to Exhibit 4(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

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

                  4(d) Amendment No. 2, dated as of September 6, 1996, to
                       the Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, and June 27, 1996, among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Sellers and Interco Receivables Corp. as Purchaser. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)


                  4(e) Amendment No. 3, dated as of June 27, 1997, to the
                       Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995; June 27, 1996; and September 6,
                       1996 among The Lane Company, Incorporated, Action Industries, Inc., Broyhill Furniture Industries,
                       Inc. and Thomasville Furniture Industries, Inc. as


                       Sellers and INTERCO Receivables Corp. as Purchaser. (Incorporated by reference to Exhibit 4(b) to Furniture Brands International, inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

                  4(f) Amendment No. 4 dated as of January 1, 1998, to the
                       Purchase and Contribution Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995; June 27, 1996; September 6, 1996
                       and June 27, 1997 among The Lane Company,
                       Incorporated, Action Industries, Inc., Broyhill Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Sellers and INTERCO Receivables Corp. as Purchaser.

                   4(g) Receivables Purchase Agreement, dated as of
                        November 15, 1994, as amended and restated as of December 29, 1995, among Interco Receivables Corp. as the Seller and Atlantic Asset Securitization Corp. as an Investor and Credit Lyonnais New York Branch as the Agent. (Incorporated by reference to Exhibit 99(b) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated January 12, 1996.)

                   4(h) Amendment No. 1, dated as of June 27, 1996, to the
                        Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, among Interco Receivables Corp. as Seller, Atlantic Asset Securitization Corp., as Issuer, and Credit Lyonnais New York Branch, as Agent for the Investors. (Incorporated by reference to Exhibit 4(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                   4(i) Amendment No. 2, dated as of September 6, 1996, to
                        the Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995, and June 27, 1996, among Interco Receivables Corp. as Seller, Atlantic Asset Securitization Corp. as Issuer, and Credit Lyonnais New York Branch, as Agent for the Investors. (Incorporated by reference to Exhibit 4(e) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                    4(j) Amendment No. 3, dated as of June 27, 1997, to the
                         Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995; June 27, 1996; and September 6, 1996 among INTERCO Receivables Corp. as Seller,


                         Atlantic Asset Securitization Corp., as Issuer, and Credit Lyonnais New York Branch, as Agent for the investors. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

                    4(k) Amendment No. 4 dated as of January 1, 1998 to the
                         Receivables Purchase Agreement, dated as of November 15, 1994, as amended and restated as of December 29, 1995; June 27, 1996; September 6, 1996 and June 27, 1997 among INTERCO Receivables Corp. as Seller, Atlantic Asset Securitization Corp., as Issuer, and Credit Lyonnais New York Branch, as Agent for the investors.

                    4(l) Agreement to furnish upon request of the
                         Commission copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1981.)

                   10(a) Furniture Brands International, Inc.'s 1992 Stock
                         Option Plan, as amended. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s S-8 Registration Statement, No. 333-39355.

                   10(b) Form of Indemnification Agreement between the
                         Company and Richard B. Loynd, Donald E. Lasater and Lee M. Liberman. (Incorporated by reference to Exhibit 10(h) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended February 29, 1988.)

                   10(c) Written description of bonus plan for management
                         personnel of the Lane Company, Incorporated.
                         (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.)

                   10(d) Retirement Plan for directors. (Incorporated by
                         reference to Exhibit 10(g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

                  10(e) First Amendment to Retirement Plan for Directors.

                  10(f) Furniture Brands International, Inc. Executive
                        Incentive Plan. (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

                  10(g) Broyhill Furniture Industries, Inc. Executive
                        Incentive Plan. (Incorporated by reference to Exhibit 10(i) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

                  10(h) Thomasville Furniture Industries, Inc.
                        ExecutiveIncentive Plan (Incorporated by reference to Exhibit 10(j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

                  10(i) Employment Agreement, dated as of April 29, 1997,
                        between Action Industries, Inc. and John T. Foy. (Incorporated by reference to Exhibit 10(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

                 10(j) Written description of employment agreement between the Company and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10(b) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                 10(k) Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                 10(l) Employment Agreement, dated as of August 1, 1996, between the Company and David P. Howard. (Incorporated by reference to Exhibit 10(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                 10(m) Employment Agreement, dated as of August 1, 1996, between Broyhill Furniture Industries, Inc. and Brent B. Kincaid. (Incorporated by reference to
                        Exhibit 10(e) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)


                  10(n) Employment Agreement, dated as of April 30, 1997
                        between the Company and Richard B. Loynd.
                        (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc.'s Quarterly Report on form 10-Q for the quarter ended March 31, 1997.)

                  10(o) Employment Agreement, dated as of January 29, 1998,
                        between Thomasville Furniture Industries, Inc. and Christian J. Pfaff.

                  10(p) Employment Agreement, dated as of August 1, 1996,
                        between The Lane Company, Incorporated and K. Scott Tyler, Jr. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                  10(q) Consulting Agreement, dated as of May 15, 1995, and
                        Addendum thereto, dated January 29, 1998, between Broyhill Furniture Industries, Inc. and Brent B. Kincaid.

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

                  99(d) INTERCO/Florsheim Tax Sharing Agreement, dated
                        November 17, 1994, among the Company, The Florsheim Shoe Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 99(d) to Furniture Brands International, Inc.'s Annual Report on Form 8-K, dated December 2, 1994.)


                  99(e) Amendment to Tax Sharing agreement, dated as of
                        February 21, 1996, between the Company and
                        Converse, Inc. (Incorporated by reference to Exhibit 99(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)


     (b)     Reports on Form 8-K.

             A Form 8-K was not required to filed during the quarter ended December 31, 1997.

             SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.






                   FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

                  Index to Consolidated Financial Statements and Schedule




                                                                         Page
                                                                          No.
                                                                        ------
     Consolidated Financial Statements:

          Consolidated Balance Sheets as of December 31, 1997 and 1996     18

          Consolidated Statements of Operations for each of the years in the
          three-year period ended December 31, 1997                        19

          Consolidated Statement of Cash Flows for each of the years in the
          three-year period ended December 31, 1997                        20

          Consolidated Statement of Shareholders' Equity for each of the
          years in the three-year period ended December 31, 1997           21

          Notes to Consolidated Financial Statements                       22

          Financial Statement Schedule                                     39

          Independent Auditors' Report                                     41

     Consolidated Financial Statement Schedules:
                                                               Schedule
           Valuation and qualifying accounts                     II        40




                                                                                              SCHEDULE II

                               FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
                                        Valuation and Qualifying Accounts




                                                          (Dollars in Thousands)
                                 ------------------------------------------------------------------------
                                                   Additions
                                 Balance at        Charged to       Deductions                 Balance at
                                 Beginning         Costs and           from       Acquired       End of
    Description                  of Period         Expenses          Reserves      Company       Period
    ------------                 -----------       ----------       ----------    ---------    ----------
    Year Ended December 31, 1997
    ----------------------------
      Allowances deducted from
      receivables on balance sheet:
        Allowance for doubtful
        accounts                  $17,054          $ 5,098          $(10,387) (a)  $   -        $11,765
        Allowance for cash
        discounts/chargebacks       2,070              754              (796) (c)      -          2,028
                                  -------          -------          --------       --------     -------
                                  $19,124          $ 5,852          $(11,183)      $   -        $13,793
                                  =======          =======          =========      ========     =======
    Year Ended December 31, 1996
    ----------------------------
      Allowances deducted from
      receivables on balance sheet:
       Allowance for doubtful
       accounts                  $17,961           $ 6,179         $(10,436) (a)   $ 3,350  (d)  $17,054
       Allowance for cash
       discounts/chargebacks       2,763               689           (1,382) (c)       -           2,070
                                 -------           -------         ---------       --------      -------
                                 $20,724           $ 6,868         $(11,818)       $ 3,350       $19,124
                                 =======           =======         =========       ========      =======

    Year Ended December 31, 1995
    ----------------------------
      Allowances deducted from
      receivables on balance sheet:
        Allowance for doubtful
        accounts                 $ 4,814          $ 1,672         $ (1,475) (a)    $12,950      $17,961
        Allowance for cash
        discounts/chargebacks        248              271             (278) (b)      2,522        2,763
                                 --------         -------         ---------        -------      -------
                                 $ 5,062          $ 1,943         $ (1,753)        $15,472      $20,724
                                 ========         =======         =========        =======      =======


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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP






     St. Louis, Missouri
     January 29, 1998



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

                                   Furniture Brands International, Inc.
                                   ------------------------------------
                                             (Registrant)


                                  By  Wilbert G. Holliman
                                    --------------------------------
                                      Wilbert G. Holliman
                                      President and Chief
                                      Executive Officer

     Date:  March 27, 1998


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.


                  Signature                            Title
                  ---------                            -----


      Wilbert G. Holliman                    President and Director
     -----------------------                 (Principal Executive Officer)
     (Wilbert G. Holliman)


      Katherine Button Bell                   Director
     -----------------------
     (Katherine Button Bell)


      Michael S. Gross                        Director
     -----------------------
     (Michael S. Gross)


      Bruce A. Karsh                          Director
     -----------------------
     (Bruce A. Karsh)


      Brent B. Kincaid                        Director
     -----------------------
     (Brent B. Kincaid)


      Donald E. Lasater                       Director
     ------------------------
     (Donald E. Lasater)


      Lee M. Liberman                         Director
     ------------------------
     (Lee M. Liberman)


      Richard B. Loynd                        Director
     ------------------------
     (Richard B. Loynd)


      Albert E. Suter                         Director
     ------------------------
     (Albert E. Suter)


      David P. Howard                        Vice President and Treasurer
     -------------------------               (Principal Financial Officer)
     (David P. Howard)


      Steven W. Alstadt                      Controller
     --------------------------              (Principal Accounting Officer)
     (Steven W. Alstadt)