Form 10-Q
period 1998-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 1998-05-15
CIK 50957

FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549



     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998 or
                                          --------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          -----------     -----------

           Commission file number I-91
                                  ----


                        Furniture Brands International, Inc.
    -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                                    43-0337683
      -------------------------------                   ---------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

      101 South Hanley Road, St. Louis, Missouri             63105
      ------------------------------------------        ----------------
      (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code  (314) 863-1100
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

                                                  Yes X      No
                                                  ---------  ---------


                            APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        52,180,655 Shares as of April 30, 1998
                        --------------------------------------



                            PART I FINANCIAL INFORMATION
                            ----------------------------


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended March 31,
     1998.

           Consolidated Balance Sheets

           Consolidated Statements of Operations:

              Three Months Ended March 31, 1998
              Three Months Ended March 31, 1997

           Consolidated Statements of Cash Flows:

              Three Months Ended March 31, 1998
              Three Months Ended March 31, 1997

           Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.




                            FURNITURE BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)
                                         (Unaudited)


                                                           March 31, December 31,
                                                                1998         1997
                                                           --------- ------------
     ASSETS

     Current assets:
       Cash and cash equivalents......................  $     17,093  $    12,274
       Receivables, less allowances of $15,672
         ($13,793 at December 31, 1997)...............       330,506      293,975
       Inventories.........................(Note 1)...       295,659      287,046
       Prepaid expenses and other current assets......        26,949       25,214
                                                        ------------  -----------
         Total current assets.........................       670,207      618,509
                                                        ------------  ----------
     Property, plant and equipment....................       468,004      459,692
       Less accumulated depreciation..................       177,336      165,631
                                                        ------------  -----------
         Net property, plant and equipment............       290,668      294,061
                                                        ------------  -----------
     Intangible assets................................       327,162      330,549
     Other assets.....................................        14,047       14,117
                                                        ------------  ----------
                                                        $  1,302,084  $ 1,257,236
                                                        ============  ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accrued interest expense.......................  $      6,981  $     7,451
       Accounts payable and other accrued expenses....       161,339      128,770
                                                        ------------  -----------
         Total current liabilities....................       168,320      136,221
                                                        ------------  -----------
     Long-term debt...................................       657,000      667,800
     Other long-term liabilities......................       129,868      129,893

     Shareholders' equity:
       Preferred stock, authorized 10,000,000
         shares, no par value - issued none...........           -            -
       Common stock, authorized 100,000,000 shares,
         $1.00 stated value - issued 52,180,655
         shares at March 31, 1998 and 52,003,520
         shares at December 31, 1997..................        52,181       52,003
       Paid-in capital................................       126,377      124,595
       Retained earnings..............................       168,338      146,724
                                                        ------------  -----------
         Total shareholders' equity...................       346,896      323,322
                                                        ------------  ----------
                                                        $  1,302,084  $ 1,257,236
                                                        ============  ===========

     See accompanying notes to consolidated financial statements.



                          FURNITURE BRANDS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share data)
                                      (Unaudited)




                                                     Three Months   Three Months
                                                            Ended          Ended
                                                         March 31,      March 31,
                                                             1998           1997
                                                     ------------   ------------

      Net sales....................................  $    505,298   $    449,861

      Costs and expenses:
        Cost of operations.........................       364,068        326,187

        Selling, general and administrative expenses.      81,470         73,511

        Depreciation and amortization..............        14,837         14,596
                                                     ------------   ------------
      Earnings from operations.....................        44,923         35,567

      Interest expense.............................        11,263          9,089

      Other income, net............................           647            872
                                                     ------------   ------------
      Earnings before income tax expense...........        34,307         27,350

      Income tax expense...........................        12,693         10,291
                                                     ------------   ------------
      Net earnings.................................  $     21,614   $     17,059
                                                     ============   ============
      Net earnings per common share:

        Basic......................................        $ 0.41         $ 0.28
                                                           ======         ======
        Diluted....................................        $ 0.40         $ 0.27
                                                           ======         ======
      Weighted average common shares outstanding:

        Basic......................................    52,118,527     61,447,735
                                                       ==========     ==========
        Diluted....................................    53,862,107     63,715,915
                                                       ==========     ==========

      See accompanying notes to consolidated financial statements.




                               FURNITURE BRANDS INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                           (Unaudited)



                                                                   Three Months    Three Months
                                                                          Ended           Ended
                                                                       March 31,       March 31,
                                                                           1998            1997
                                                                  -------------    ------------

        Cash Flows from Operating Activities:
          Net earnings.........................................    $     21,614    $     17,059
          Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation of property, plant and equipment....          11,822          11,581
              Amortization of intangible and other assets......           3,015           3,015
              Noncash interest expense.........................             479             276
              Increase in receivables..........................         (36,531)        (17,447)
              Increase in inventories..........................          (8,613)         (6,945)
              Increase in prepaid expenses and other assets....          (1,898)         (2,501)
              Increase in accounts payable, accrued interest
                expense and other accrued expenses.............          32,099           9,069
              Decrease in net deferred tax liabilities.........            (780)         (1,253)
              Increase in other long-term liabilities..........             881           1,948
                                                                   ------------    ------------
          Net cash provided by operating activities............          22,088          14,802
                                                                   ------------    ------------
        Cash Flows from Investing Activities:
          Proceeds from the disposal of assets.................               8              20
          Additions to property, plant and equipment...........          (8,437)         (8,245)
                                                                    ------------    ------------
          Net cash used by investing activities................          (8,429)         (8,225)
                                                                   -------------    ------------
        Cash Flows from Financing Activities:
          Addition to long-term debt...........................             -            10,000
          Payments of long-term debt...........................         (10,800)        (14,800)
          Proceeds from the issuance of common stock...........           1,960             274
          Payments for the repurchase of common stock warrants.             -            (2,753)
                                                                   -------------    ------------
          Net cash used by financing activities................          (8,840)         (7,279)
                                                                   -------------    ------------
        Net increase (decrease) in cash and cash equivalents...           4,819            (702)
        Cash and cash equivalents at beginning of period.......          12,274          19,365
                                                                   -------------   -------------
        Cash and cash equivalents at end of period.............    $     17,093    $     18,663
                                                                   =============   =============
        Supplemental Disclosure:
          Cash payments for income taxes, net..................    $        700    $      5,454
                                                                   ============    =============
          Cash payments for interest...........................    $     11,257    $      9,274
                                                                   ============    =============


        See accompanying notes to consolidated financial statements.




     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollars in thousands except per share data)
     (Unaudited)



     (1)   Inventories are summarized as follows:


                                            March 31,     December 31,
                                                1998             1997
                                         ------------     ------------

               Finished products         $   127,262      $   118,385
               Work-in-process                51,037           53,536
               Raw materials                 117,360          115,125
                                         ------------     ------------
                                         $   295,659      $   287,046
                                         ============     ============


     (2) In January 1998, the Company entered into an interest rate swap agreement with a financial institution to reduce the impact of changes in interest rates on its floating rate long-term debt. The agreement, which matures in January 2002, has a notional principal amount of $300,000 and an interest rate of 5.50% per annum. The Company is exposed to credit loss in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by the counterparties.

     (3) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                             Three Months     Three Months
                                                    Ended            Ended
                                                 March 31,        March 31,
                                                     1998             1997
                                             -------------    -------------
          Weighted average shares used for
            basic net earnings per common
            share                              52,118,527       61,447,735
          Effect of dilutive securities:
            Stock options                       1,743,580        1,368,368
            Warrants                                  -            899,812
                                              ------------     ------------
        Weighted average shares used for
            diluted net earnings per common
            share                              53,862,107       63,715,915
                                              ============     ============

     Excluded from the computation of diluted net earnings per common share were options to purchase 20,000 shares at an average price of $28.38 per share during the three months ended March 31, 1998. The securities were excluded from the calculation of diluted earnings per





     share because the exercise price was greater than the average market price of the common stock.

     At March 31, 1997, the Company had outstanding approximately 1.7 million warrants to purchase common stock at $7.13 per share. The warrants, which included a five-year call protection which expired on August 3, 1997, were redeemed on August 15, 1997.





     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition

     RESULTS OF OPERATIONS

     Furniture Brands International, Inc. (the "Company") is the largest manufacturer of residential furniture in the United States. The Company has three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

     Comparison of Three Months Ended March 31, 1998 and 1997
     --------------------------------------------------------

     Selected financial information for the three months ended March 31, 1998 and 1997 is presented below:

     ($ in millions except per share data)

                                               Three Months Ended

                                       March 31, 1998       March 31, 1997
                                  -------------------   -------------------
                                             % of                 % of
                                  Dollars   Net Sales   Dollars   Net Sales
                                  -------   ---------   -------   ---------
     Net sales                     $505.3     100.0%    $449.9     100.0%
     Cost of oprations              364.1      72.1      326.2      72.5
     Selling, general and
      administrative expenses        81.5      16.1       73.5      16.3
     Depreciation and amortization   14.8       2.9       14.6       3.3
                                    -----      ----      -----      ----
     Earnings from operations        44.9       8.9       35.6       7.9
     Interest expense                11.3       2.2        9.1       2.0
     Other income, net                0.7       0.1        0.9       0.2
                                    -----      ----      -----      ----
     Earnings before income tax
       expense                       34.3       6.8       27.4       6.1
     Income tax expense              12.7       2.5       10.3       2.3
                                    -----      ----      -----      ----
     Net earnings                  $ 21.6       4.3%    $ 17.1       3.8%
                                   ======      ====     ======      ====

     Gross profit (1)              $130.8      25.9%    $113.4      25.2%
                                   ======      ====     ======      ====

     (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.



                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                               1998       1997
                                              -------    -------
          Net sales                           $505.3     $449.9
          Cost of operations                   364.1      326.2
          Depreciation (associated with         10.4       10.3
            cost of goods sold)               ------     ------
          Gross profit                        $130.8     $113.4
                                              ======     ======


     Net sales for the three months ended March 31, 1998 were $505.3 million, compared to $449.9 million in the three months ended March 31, 1997, an increase of $55.4 million or 12.3%. The improved sales performance occurred at each operating company and ranged, in varying degrees, across all product lines.

     Cost of operations for the three months ended March 31, 1998 was $364.1 million compared to $326.2 million for the comparable prior year period. Cost of operations as a percentage of net sales decreased from 72.5% for the three months ended March 31, 1997 to 72.1% for the three months ended March 31, 1998, as a result of improved manufacturing capacity utilization, offset partially by an increase in lumber and container prices.

     Selling, general and administrative expenses for the three months ended March 31, 1998 were $81.5 million compared with $73.5 million in the prior year. As a percentage of net sales, selling, general and administrative expenses were 16.1% and 16.3% for the three months ended March 31, 1998 and 1997, respectively. The decrease reflects continued good control of selling, general and administrative expenses.





     Interest expense totaled $11.3 million for the three months ended March 31, 1998 compared to $9.1 million in the prior year comparable period. The increase in interest expense in the three months ended March 31, 1998 resulted from higher long-term debt levels incurred from the Company's repurchase of approximately 10.8 million shares of its common stock at the end of June 1997.

     The effective income tax rates were 37.0% and 37.6% for the three months ended March 31, 1998 and March 31, 1997, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes. The effective tax rate for the three months ended March 31, 1998 was favorably impacted by the reduced effect of the nondeductible expenses as a percentage of pretax earnings.

     Net earnings per common share for basic and diluted were $0.41 and $0.40 for the three months ended March 31, 1998, respectively, compared with $0.28 and $0.27 for the same period last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,119,000 and 53,862,000, respectively, for the three months ended March 31, 1998 and 61,448,000 and 63,716,000, respectively, for the three months ended March 31, 1997.

     FINANCIAL CONDITION

     Working Capital
     ----------------

     Cash and cash equivalents at March 31, 1998 amounted to $17.1 million, compared with $12.3 million at December 31, 1997. During the three months ended March 31, 1998, net cash provided by operating activities totaled $22.1 million, net cash used by investing activities totaled $8.4 million and net cash used by financing activities totaled $8.9 million.

     Working capital was $501.9 at March 31, 1998, compared with $482.3 million at December 31, 1997. The current ratio was 4.0 to 1 at March 31, 1998, compared to 4.5 to 1 at December 31, 1997.

     Financing Arrangements
     ----------------------

     As of March 31, 1998, long-term debt consisted of the following, in millions:

              Secured credit agreement:
                Revolving credit facility              $235.0
                Term loan facility                      200.0
              Receivables securitization facility       210.0
              Other                                      12.0
                                                       ------
                                                       $657.0
                                                       ======





     To meet working capital and other financial requirements, the Company maintains a $475.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At March 31, 1998, there were $235.0 million of cash borrowings outstanding under the revolving credit facility and $35.8 million in letters of credit outstanding, leaving an excess of $204.2 million available under the revolving credit facility.

     In addition to the Secured Credit Agreement, the Company also had $15.0 million of excess availability as of March 31, 1998 under its Receivables Securitization Facility.

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

     On May 6, 1998, the Company announced that W.G. (Mickey) Holliman, currently President and Chief Executive Officer of the Company, assumed the additional duties of Chairman of the Board, succeeding Richard B. Loynd who will remain a director and serve as Chairman of the Executive Committee. On May 7, 1998, the Company announced that Malcolm Portera, President of Mississippi State University, was elected to the Board of Directors of the Company.

     Item 6.     Exhibits and Reports on Form 8-K

                 (a)  3 (a).  By-Laws of the Company revised and amended to
                              May 6, 1998.

                      27.     Financial Data Schedule.

                 (b) A Form 8-K was not required to be filed during the quarter ended March 31, 1998.





                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Furniture Brands International, Inc.
                                          (Registrant)



                              By Steven W. Alstadt
                                --------------------------------------
                                 Steven W. Alstadt
                                 Controller and
                                 Chief Accounting Officer




     Date:  May 14, 1998