Form 10-Q
period 1998-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1998-08-14
CIK 50957

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission file number I-91


                      Furniture Brands International, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      43-0337683
 ------------------------------------------            -----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

 101 South Hanley Road, St. Louis, Missouri                    63105
 ------------------------------------------            -----------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (314) 863-1100
                                                       -----------------------

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

                                                      Yes  X      No
                                                          ----       ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      52,192,611 Shares as of July 31, 1998.
                      -------------------------------------

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 1998.

          Consolidated Balance Sheets

          Consolidated Statements of Operations:

                 Three Months Ended June 30, 1998
                 Three Months Ended June 30, 1997

                 Six Months Ended June 30, 1998
                 Six Months Ended June 30, 1997

          Consolidated Statements of Cash Flows:

                 Six Months Ended June 30, 1998
                 Six Months Ended June 30, 1997

          Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                       FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                    (Unaudited)




ASSETS

                                                      June 30,   December 31,
                                                       1998         1997
Current assets:
  Cash and cash equivalents......................  $     13,783  $    12,274
  Receivables, less allowances of $18,385
    ($13,793 at December 31, 1997)...............       316,465      293,975
  Inventories.........................(Note 1)...       298,665      287,046
  Prepaid expenses and other current assets......        26,285       25,214
    Total current assets.........................       655,198      618,509

Property, plant and equipment....................       478,643      459,692
  Less accumulated depreciation..................       187,775      165,631
    Net property, plant and equipment............       290,868      294,061

Intangible assets................................       323,774      330,549
Other assets.....................................        19,091       14,117
                                                   $  1,288,931  $ 1,257,236


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense.......................  $      6,902  $     7,451
  Accounts payable and other accrued expenses....       145,890      128,770
    Total current liabilities....................       152,792      136,221

Long-term debt........................(Note 2)...       639,200      667,800
Other long-term liabilities......................       128,877      129,893

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued none...........           -            -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,185,711
    shares at June 30, 1998 and 52,003,520
    shares at December 31, 1997..................        52,186       52,003
  Paid-in capital................................       126,431      124,595
  Retained earnings..............................       189,445      146,724
    Total shareholders' equity...................       368,062      323,322
                                                   $  1,288,931  $ 1,257,236

See accompanying notes to consolidated financial statements.

                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)




                                                     Three Months  Three Months
                                                          Ended         Ended
                                                        June 30,      June 30,
                                                           1998          1997

   Net sales...................................... $    470,146  $    444,152

   Costs and expenses:
     Cost of operations...........................      334,956       321,342

     Selling, general and administrative expenses.       77,313        73,380

     Depreciation and amortization................       14,041        14,415

   Earnings from operations.......................       43,836        35,015

   Interest expense...............................       11,237         9,405

   Other income, net..............................          638           875

   Earnings before income tax expense.............       33,237        26,485

   Income tax expense.............................       12,130         9,970

   Net earnings................................... $     21,107  $     16,515

   Net earnings per common share:

     Basic........................................       $ 0.40        $ 0.27

     Diluted......................................       $ 0.39        $ 0.26

   Weighted average common and common
     equivalent shares outstanding:

     Basic........................................   52,182,540    61,033,994

     Diluted......................................   53,979,715    63,382,118





   See accompanying notes to consolidated financial statements.

                     FURNITURE BRANDS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)
                                 (Unaudited)




                                                  Six Months    Six Months
                                                       Ended         Ended
                                                     June 30,      June 30,
                                                        1998          1997

Net sales...................................... $    975,444  $    894,013

Costs and expenses:
  Cost of operations...........................      699,024       647,529

  Selling, general and administrative expenses.      158,783       146,891

  Depreciation and amortization................       28,878        29,011

Earnings from operations.......................       88,759        70,582

Interest expense...............................       22,500        18,494

Other income, net..............................        1,285         1,747

Earnings before income tax expense.............       67,544        53,835

Income tax expense.............................       24,823        20,261

Net earnings................................... $     42,721  $     33,574

Net earnings per common share:

  Basic........................................       $ 0.82        $ 0.55

  Diluted......................................       $ 0.79        $ 0.53

Weighted average common and common
  equivalent shares outstanding:

  Basic........................................   52,150,711    61,239,722

  Diluted......................................   53,922,895    63,534,866





See accompanying notes to consolidated financial statements.

                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                            Months    Six Months
                                                             Ended         Ended
                                                           June 30,     June 30,
                                                              1998          1997
                                                              ----          ----

   Cash Flows from Operating Activities:
     Net earnings.........................................$  42,721  $   33,574
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation of property, plant and equipment....   22,848      22,981
         Amortization of intangible and other assets......    6,030       6,030
         Noncash interest expense.........................    1,003         552
         Increase in receivables..........................  (22,490)    (19,971)
         Increase in inventories..........................  (11,619)    (14,539)
         (Increase) decrease in prepaid expenses and
           other assets...................................   (6,887)      1,071
         Increase (decrease) in accounts payable, accrued
           interest expense and other accrued expenses....   15,771      (4,521)
         Increase (decrease) in net deferred tax
           liabilities....................................     (907)      1,705
         Increase (decrease) in other long-term
           liabilities....................................      475      (2,020)
     Net cash provided by operating activities............   46,945      24,862

   Cash Flows from Investing Activities:
     Proceeds from the disposal of assets.................       35          75
     Additions to property, plant and equipment...........  (19,690)    (17,820)
     Net cash used by investing activities................  (19,655)    (17,745)

   Cash Flows from Financing Activities:
     Payments for debt issuance costs.....................      -        (3,325)
     Additions to long-term debt..........................    8,000     210,000
     Payments of long-term debt...........................  (35,800)    (44,800)
     Proceeds from the issuance of common stock...........    2,019         696
     Payment for the repurchase and retirement of
       common stock.......................................      -      (168,056)
     Payments for the repurchase of common stock warrants.      -        (5,187)
     Payments for common stock offering expenses of
       selling stockholders...............................      -          (905)
     Net cash used by financing activities................  (25,781)    (11,577)

   Net increase (decrease) in cash and cash equivalents...    1,509      (4,460)
   Cash and cash equivalents at beginning of period.......   12,274      19,365
   Cash and cash equivalents at end of period.............$  13,783  $   14,905

   Supplemental Disclosure:
     Cash payments for income taxes, net..................$  22,505  $   27,038

     Cash payments for interest...........................$  22,107  $   18,624


   See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)



(1)  Inventories are summarized as follows:


                                            June 30,     December 31,
                                               1998             1997

          Finished products             $   126,549      $   118,385
          Work-in-process                    50,065           53,536
          Raw materials                     122,051          115,125
                                        $   298,665      $   287,046


(2) On May 12, 1998, the Company entered into a secured obligation with the Mississippi Business Finance Corporation to finance the construction of an expansion of the Company's furniture manufacturing facility in Tupelo, Mississippi. The industrial revenue bonds totaled $8.0 million with a weighted average interest rate of 6.60% per annum. The bonds mature in annual installments of $0.8 million beginning May 1, 1999 and are secured by the facility and equipment included therein.

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


(3) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:


                                               Three Months Ended               Six Months Ended
                                            June 30,        June 30,         June 30,         June 30,
                                              1988            1997             1998             1997

   Weighted average shares used
     for basic net earnings per
     common share                          52,182,540      61,033,994       52,150,711       61,239,722
   Effect of dilutive securities:
     Stock options                          1,797,175       1,429,690        1,772,184        1,384,191
     Warrants                                     -           918,434              -            910,953
   Weighted average shares used
     for diluted net earnings
     per common share                      53,979,715      63,382,118       53,922,895       63,534,866


       Excluded from the computation of diluted net earnings per common share were options to purchase 66,500 and 94,000 shares at an average price of $31.38 and $30.45 during the three months and six months ended June 30, 1998, respectively. For the three months and six months ended June 30, 1997, options to purchase 12,500 shares at an average price of $15.38 were excluded from the computation of diluted net earnings per common share. The securities were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock.

       At June 30, 1997, the Company had outstanding approximately 1.4 million warrants to purchase common stock at $7.13 per share. The warrants, which included a five-year call protection which expired on August 3, 1997, were redeemed on August 15, 1997.

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

     Comparison of Three Months and Six Months Ended June 30, 1998 and 1997

     Selected financial information for the three months and six months ended June 30, 1998 and 1997 is presented below:

                                        ($ in millions except per share data)

                                                 Three Months Ended
                                          June 30, 1998        June 30, 1997
                                                  % of                 % of
                                       Dollars   Net Sales  Dollars   Net Sales
Net sales                              $470.1     100.0%    $444.1     100.0%
Earnings from operations                 43.8       9.3%      35.0       7.9%
Interest expense                         11.2       2.4%       9.4       2.1%
Income tax expense                       12.1       2.6%       9.9       2.2%
Net earnings                             21.1       4.5%      16.5       3.7%
Net earnings per common share-diluted    0.39       -         0.26       -

Gross profit (1)                       $125.4      26.7%    $112.7      25.4%

                                                 Six Months Ended
                                          June 30, 1998        June 30, 1997
                                                  % of                 % of
                                       Dollars   Net Sales  Dollars   Net Sales
Net sales                              $975.4     100.0%    $894.0     100.0%
Earnings from operations                 88.7       9.1%      70.6       7.9%
Interest expense                         22.5       2.3%      18.5       2.1%
Income tax expense                       24.8       2.5%      20.2       2.3%
Net earnings                             42.7       4.4%      33.6       3.8%
Net earnings per common share-diluted    0.79       -         0.53       -

Gross profit (1)                       $256.2      26.3%    $226.1      25.3%

(1)    The  Company  believes  that gross  profit  provides  useful  information regarding  a  company's  financial  performance.  Gross  profit  has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                        Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                         1998       1997        1998      1997
Net sales                               $470.1     $444.1      $975.4    $894.0
Cost of operations                       334.9      321.3       699.0     647.5
Depreciation (associated with              9.8       10.1        20.2      20.4
  cost of goods sold)
Gross profit                            $125.4     $112.7      $256.2    $226.1

Net sales for the three months ended June 30, 1998 were $470.1 million, compared to $444.1 million in the three months ended June 30, 1997, an increase of $26.0 million or 5.9%. For the six months ended June 30, 1998, net sales increased $81.4 or 9.1% to $975.4 million from $894.0 million for the six months ended June 30, 1997. The improved sales performance occurred at each operating company and ranged, in varying degrees, across all product lines.

Earnings from operations for the three months ended June 30, 1998 increased by $8.8 million or 25.2% from the comparable prior year period. Earnings from operations for the three months ended June 30, 1998 and June 30, 1997 were 9.3% and 7.9% of net sales, respectively. For the six months ended June 30, 1998, earnings from operations increased by $18.1 million, or 25.8% from the comparable six months of 1997. As a percentage of net sales, earnings from operations for the six months ended June 30, 1998 and June 30, 1997 were 9.1% and 7.9%, respectively. The increase in operating earnings was due primarily to continued improvement in cost of operations as a percent of net sales as well as higher shipments and good control of selling, general and administrative expenses.

Interest expense totaled $11.2 million and $22.5 million for the three months and six months ended June 30, 1998, respectively, compared to $9.4 million and $18.5 million for the prior year comparable periods. The increase in interest expense during the periods resulted from higher long-term debt levels incurred from the Company's repurchase of approximately 10.8 million shares of its common stock at the end of June 1997.

The effective income tax rates were 36.5% and 37.6% for the three months ended June 30, 1998 and June 30, 1997, respectively, and 36.8% and 37.6% for the six months ended June 30, 1998 and June 30, 1997, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes. The effective tax rates for the three months and six months ended June 30, 1998 were favorably impacted due to the reduced effect of the nondeductible expenses as a percentage of pretax earnings.

Net earnings per common share for basic and diluted were $0.40 and $0.39 for the three months ended June 30, 1998, respectively, compared with $0.27 and $0.26 for the same period last year, respectively. For the six months ended June 30, 1998 and June 30, 1997, net earnings per common share for basic and diluted were $0.82 and $0.79, respectively, and $0.55 and $0.53, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,183,000 and 53,980,000, respectively, for the three months ended June 30, 1998, and 61,034,000 and 63,382,000, respectively, for the three months ended June 30, 1997. For the six months ended June 30, 1998 and June 30, 1997, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,151,000 and 53,923,000, respectively, and 61,240,000 and 63,535,000, respectively.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at June 30, 1998 amounted to $13.8 million, compared with $12.3 million at December 31, 1997. During the six months ended June 30, 1998, net cash provided by operating activities totaled $46.9 million, net cash used by investing activities totaled $19.6 million and net cash used by financing activities totaled $25.8 million.

Working capital was $502.4 at June 30, 1998, compared with $482.3 million at December 31, 1997. The current ratio was 4.3 to 1 at June 30, 1998, compared to
4.5 to 1 at December 31, 1997.

Financing Arrangements

As of June 30, 1998, long-term debt consisted of the following, in millions:

              Secured credit agreement:
                Revolving credit facility                 $210.0
                Term loan facility                         200.0
              Receivables securitization facility          210.0
              Other                                         19.2
                                                          $639.2

To meet working capital and other financial requirements, the Company maintains a $475.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At June 30, 1998, there were $210.0 million of cash borrowings outstanding under the revolving credit facility and $38.2 million in letters of credit outstanding, leaving an excess of $226.8 million available under the revolving credit facility.

In addition to the Secured Credit Agreement, the Company also had $15.0 million of excess availability as of June 30, 1998 under its Receivables Securitization Facility.

The Company believes its Secured Credit Agreement and Receivables Securitization Facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

SUBSEQUENT EVENTS

On July 14, 1998 the Company terminated its Receivables Securitization Facility. On this date the Company also amended its revolving credit facility to increase the total revolving loan commitment from $475.0 million to $600.0 million. As of July 14, 1998 the Company had $141.8 million of excess availability under the revolving credit facility.

On July 20, 1998 the Company received a $9.4 million cash dividend relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers. This dividend will be used to repay long-term debt, and will be accounted for as other income in the third quarter results of operations.

                            PART II OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 6, 1998. The directors listed in the Notice of Annual Meeting of Stockholders dated March 25, 1998 were elected for terms of one year ending in 1999 with voting for each as follows.


         Director                     For                   Withheld

         K. B. Bell                46,016,015               2,566,578
         W. G. Holliman            46,015,482               2,567,111
         B. A. Karsh               46,015,253               2,567,340
         B. B. Kincaid             46,015,744               2,566,849
         D. E. Lasater             46,009,864               2,572,729
         L. M. Liberman            46,011,735               2,570,858
         R. B. Loynd               46,010,432               2,572,161
         M. Portera                45,859,666               2,722,927
         A. E. Sutter              46,015,411               2,567,182


Item 5.  Other Information

     (a) On July 14, 1998,  the Company  replaced  its $225 million  receivables
     securitization   facility  by  increasing  its  existing  revolving  credit facility from $475 million to $600 million.

     (b) On July 30, 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, no par value, of the Company (the "Common Stock"). The dividend distribution is payable on August 12, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Preferred Stock") of the Company at a price of $135.00 per one one-hundredth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 30, 1998, as the same may be amended from time to time (the "Rights Agreement"), between the Company and The Bank of New York, as Rights Agent (the "Rights Agent").

     Until the earlier to occur of (i) the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company) (an "Acquiring Person") has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company executed on behalf of the Company by a duly authorized officer of the Company following express approval by action of at least a majority of the members of the Board of Directors then in office (the "Stock Acquisition Date") or (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors but not later than the Stock Acquisition Date) following the commencement of a tender offer or exchange offer, without the prior written consent of the Company, by a person (other than the Company, any subsidiary of the Company or an employee benefit plan of the Company) which, upon consummation, would result in such party's control of 15% or more of the Company's voting stock (the earlier of the dates in clause (i) or (ii) above being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates.

     The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Company's Common Stock. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuances of Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption, exchange or expiration of the Rights), the surrender for transfer of any certificates for shares of Common Stock outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights, will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate certificates alone will then evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire, if not previously exercised, on July 30, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

     The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then-current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights and the number of one one-hundredths of a share of Preferred stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in shares of Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

     Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock). Each share of Preferred Stock will have a preferential dividend in an amount equal to 100 times any dividend declared on each share of Common Stock. In the event of liquidation, the holders of the Preferred Stock will receive a preferred liquidation payment of equal to the greater of $100 and 100 times the payment made per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount and type of consideration received per share of Common Stock. The rights of the Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions.

     Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of the one one-hundredth interest in a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

     If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company) acquires 15% or more of the Company's outstanding voting stock without the prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company's Common Stock as shall equal the result obtained by multiplying the then current purchase Price by the number of one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of Company Common Stock.

     If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company) acquires more than 15% but less than 50% of the outstanding Company Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Company Common Stock.

     If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Company Common Stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number one one-hundredths of a share of Preferred stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Preferred Stock will be issued (other than fractions which are integral multiples of one one-hundredth of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts), and in lieu thereof an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading day prior to the date of exercise.

     At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of rights will be to receive the Redemption Price.

     The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including, but not limited to, an amendment to lower certain thresholds described above to not less than the greater of (i) any percentage greater than the largest percentage of the voting power of all securities of the Company then known to the Company to be beneficially owned by any person or group of affiliated or associated persons (other than an excepted person) and (ii) 10%, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

     Until a Right is exercised, the holder thereof as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

     The form of Rights Agreement between the Company and the Rights Agent specifying the terms of the Rights, which includes as Exhibit B thereto the form of Right Certificate, is incorporated herein by reference as Exhibit 4(b). The foregoing description of the Rights does not purport to be complete and is qualified in its entirety by reference to the form of Rights Agreement (and the exhibits thereto) attached hereto.

     (c) On August 11, 1998 the Company announced the appointment of Dennis R. Burgette to the position of President and Chief Operating Officer of Broyhill Furniture Industries, Inc. ("Broyhill"), effective September 1, 1998. Brent Kincaid, President and Chief Executive Officer of Broyhill, will continue as Chief Executive Officer of Broyhill until his retirement at the end of 1998, at which time Dennis R. Burgette will assume those duties.

Item 6.  Exhibits and Reports on 8-K

     (a)

          4.1 Credit Agreement, dated as of November 17, 1994, as amended and restated as of December 29, 1995; September 6, 1996; June 27, 1997; and July 14, 1998 among the Company, Broyhill Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais Chicago Branch, as Documentation Agent, NationsBank, N.A., as Syndication Agent and Bankers Trust Company, as Administrative Agent.

          4.2 Rights Agreement, dated as of July 30, 1998, between the Company and The Bank of New York, as Rights Agent, which includes the form of Certificate of Designations, setting forth the terms of the Series A Junior Participating Preferred Stock, no par value $135.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. (Incorporated by reference to Exhibit 1 to Furniture Brands International, Inc.'s Registration Statement on Form 8-A, dated July 31, 1998.)

          4.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company.

          27.1 Financial Data Schedule for period ended June 30, 1997.

          27.2 Financial Data Schedule for period ended June 30, 1998.

          99.  Press Release, dated July 31, 1998.

     (b)

     A Form 8-K was not required to be filed during the quarter ended June 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Furniture Brands International, Inc.
                                                      (Registrant)



                                         By: /s/ Steven W. Alstadt
                                             ------------------------
                                             Steven W. Alstadt
                                             Controller and
                                             Chief Accounting Officer




Date:  August 12, 1998