Form 10-Q
period 1998-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1998-11-12
CIK 50957

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



          (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998 or
                                              ------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         -----------     --------------

          Commission file number I-91
                                 ----

                   Furniture Brands International, Inc.
   -----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Delaware                              43-0337683
   --------------------------------               ---------------
   (State or other  jurisdiction of              (I.R.S. Employer
   incorporation or organization)                Identification No.)

    101 South Hanley Road, St. Louis, Missouri         63105
    ------------------------------------------    ---------------
    (Address of principal executive offices)        (Zip Code)

    Registrant's  telephone number, including area code    (314) 863-1100
                                                         -----------------

   ------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since\ last report



              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                 Yes  X      No
                                                 ----------  ---------


                           APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      51,858,066 Shares as of October 31, 1998
                      ----------------------------------------


                                  PART I FINANCIAL INFORMATION
                                  ----------------------------


          Item 1.  Financial Statements

          Consolidated Financial Statements for the quarter ended September 30, 1998.

               Consolidated Balance Sheets

               Consolidated Statements of Operations:

                 Three Months Ended September 30, 1998
                 Three Months Ended September 30, 1997

                 Nine Months Ended September 30, 1998
                 Nine Months Ended September 30, 1997

              Consolidated Statements of Cash Flows:

                 Nine Months Ended September 30, 1998
                 Nine Months Ended September 30, 1997

              Notes to Consolidated Financial Statements

          Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

          The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


                            FURNITURE BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)
                                         (Unaudited)


                                                      September   30, December 31,
                                                                1998         1997
                                                        ------------  -----------
     ASSETS
     Current assets:
       Cash and cash equivalents......................  $      8,870  $    12,274
       Receivables, less allowances of $18,699
         ($13,793 at December 31, 1997)...............       339,969      293,975
       Inventories.........................(Note 1)...       306,703      287,046
       Prepaid expenses and other current assets......        25,077       25,214
                                                        ------------  -----------
         Total current assets.........................       680,619      618,509
                                                        ------------  -----------
     Property, plant and equipment....................       490,155      459,692
       Less accumulated depreciation..................       197,853      165,631
                                                        ------------  -----------
         Net property, plant and equipment............       292,302      294,061
                                                        ------------  -----------
     Intangible assets................................       320,386      330,549
     Other assets.....................................        17,525       14,117
                                                        ------------   ----------
                                                        $  1,310,832  $ 1,257,236
                                                        ============  ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accrued interest expense.......................  $      6,059  $     7,451
       Accounts payable and other accrued expenses....       178,665      128,770
                                                        ------------  -----------
         Total current liabilities....................       184,724      136,221
                                                        ------------  -----------
     Long-term debt........................(Note 2)...       599,200      667,800
     Other long-term liabilities......................       127,348      129,893

     Shareholders' equity:
       Preferred stock, authorized 10,000,000
         shares, no par value - issued none...........           -            -
       Common stock, authorized 100,000,000 shares,
         $1.00 stated value - issued 52,258,066
         shares at September 30, 1998 and 52,003,520
         shares at December 31, 1997..................        52,258       52,003
       Paid-in capital................................       127,309      124,595
       Retained earnings..............................       219,993      146,724
                                                         -----------   ----------
         Total shareholders' equity...................       399,560      323,322
                                                         -----------   ----------
                                                        $  1,310,832  $ 1,257,236
                                                        ============  ===========

     See accompanying notes to consolidated financial statements.


                          FURNITURE BRANDS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share data)
                                      (Unaudited)



                                                      Three Months  Three Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1998          1997
                                                      ------------  ------------

      Net sales...................................... $    487,178  $    440,666

      Costs and expenses:
        Cost of operations...........................      349,351       323,562

        Selling, general and administrative expenses.       77,918        68,409

        Depreciation and amortization................       13,885        13,622
                                                       -----------  ------------

      Earnings from operations.......................       46,024        35,073

      Interest expense...............................       10,729        12,365

      Other income, net..................(Note 3)....       10,167           764
                                                       -----------   -----------
      Earnings before income tax expense.............       45,462        23,472

      Income tax expense.............................       14,914         8,858
                                                       -----------   -----------
      Net earnings................................... $     30,548  $     14,614
                                                      ============  ============

      Net earnings per common share:

        Basic........................................       $ 0.58        $ 0.28
                                                            ======        ======
        Diluted......................................       $ 0.57        $ 0.27
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Basic........................................   52,218,895    51,416,906
                                                        ==========    ==========

        Diluted......................................   53,940,010    53,379,123
                                                        ==========    ==========


      See accompanying notes to consolidated financial statements.



                           FURNITURE BRANDS INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands except per share data)
                                       (Unaudited)


                                                       Nine Months   Nine Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1998          1997
                                                      ------------  ------------

      Net sales...................................... $  1,462,622  $  1,334,679

      Costs and expenses:
        Cost of operations...........................    1,048,375       971,091

        Selling, general and administrative expenses.      236,701       215,300

        Depreciation and amortization................       42,763        42,633
                                                      ------------  ------------

      Earnings from operations.......................      134,783       105,655

      Interest expense...............................       33,229        30,859

      Other income, net..................(Note 3)....       11,452         2,511
                                                      ------------   -----------

      Earnings before income tax expense.............      113,006        77,307

      Income tax expense.............................       39,737        29,119
                                                      ------------   -----------

      Net earnings................................... $     73,269  $     48,188
                                                      ============  ============
      Net earnings per common share:

        Basic........................................       $ 1.40        $ 0.83
                                                            ======        ======

        Diluted......................................       $ 1.36        $ 0.80
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Basic........................................   52,173,688    57,929,469
                                                        ==========    ==========
        Diluted......................................   53,928,721    60,124,490
                                                        ==========    ==========

      See accompanying notes to consolidated financial statements.





                                   FURNITURE BRANDS INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)
                                             (Unaudited)


                                                                Nine  Months         Nine Months
                                                                       Ended               Ended
                                                                September 30,       September 30,
                                                                        1998                1997
                                                                ------------      --------------

          Cash Flows from Operating Activities:
          Net earnings.........................................$     73,269        $     48,188
          Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation of property,  plant and equipment....      33,718             33,588
              Amortization of  intangible and other assets......       9,045              9,045
              Noncash  interest expense.........................       1,555                924
              Increase in  receivables..........................     (45,994)           (28,493)
              Increase in  inventories..........................     (19,657)            (2,166)
              (Increase) decrease in prepaid expenses and
                other assets...................................       (3,036)             4,944
              Increase in accounts payable, accrued interest
                expense  and other accrued  expenses.............     47,703             15,416
              Increase (decrease) in net deferred tax
                liabilities....................................      (1,074)                 16
              Decrease in  other long-term liabilities..........       (481)             (1,917)
                                                               -------------        ------------
          Net cash provided  by operating activities............      95,048             79,545
                                                               -------------        ------------
        Cash Flows from Investing Activities:
          Proceeds from the disposal of assets.................          121                111
          Additions to  property, plant and  equipment...........    (32,080)           (29,276)
                                                                -------------       ------------
          Net cash  used by investing  activities................    (31,959)           (29,165)
                                                                -------------       ------------
        Cash Flows from Financing Activities:
          Payments  for debt issuance  costs.....................     (1,662)            (3,325)
          Additions to  long-term debt..........................     218,000            210,000
          Payments  of long-term  debt...........................   (285,800)           (94,800)
          Proceeds  from the issuance of  common stock...........      2,969             10,187
          Payment for the repurchase and retirement of
            common  stock.......................................           -           (168,056)
          Payments  for the repurchase of  common stock warrants.          -             (5,187)
          Payments for common stock offering expenses of
            selling stockholders...............................            -               (907)
                                                                 --------------      -----------
          Net cash  used by financing  activities................     (66,493)          (52,088)
                                                                 --------------      -----------
        Net decrease in  cash and cash  equivalents..............      (3,404)           (1,708)
        Cash and  cash equivalents at beginning  of period.......      12,274            19,365
                                                                  --------------      -----------
        Cash  and cash equivalents at  end of period............. $     8,870         $  17,657
                                                                 ==============       ===========
        Supplemental Disclosure:
          Cash  payments for income  taxes, net.................. $    33,465         $  29,298
                                                                  ==============      ==========
          Cash payments  for interest...........................  $    33,142         $  28,735
                                                                  ==============      ==========

        See accompanying notes to consolidated financial statements.




 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands except per share data)
 (Unaudited)



  (1)    Inventories are summarized as follows:

                                               September 30,     December 31,
                                                       1998             1997
                                               ------------      -----------

                  Finished products            $    129,873      $   118,385
                  Work-in-process                    53,386           53,536
                  Raw materials                     123,444          115,125
                                               ------------      -----------
                                               $    306,703      $   287,046
                                               ============      ===========

 (2) On July 14, 1998, the Company terminated its Receivables Securitization Facility. On this date the Company also amended its revolving credit facility to increase the total revolving loan commitment from $475.0 million to $600.0 million.

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

 (3) On July 20, 1998, the Company received a $9.4 million cash dividend relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers. The dividend was accounted for as other income.

 (4) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:


                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                           ----------------------------  -------------------------
                                               1998            1997          1998         1997
                                           ------------     -----------  -----------   -----------
             Weighted average shares used
                 for basic net earnings per
                 common share                52,218,895     51,416,906    52,173,688    57,929,469
             Effect of dilutive securities:
                 Stock options                1,721,115      1,565,357     1,755,033     1,433,370
                 Warrants                          -           396,860          -          761,651
                                           ------------     ----------    ----------    ----------
             Weighted average shares used
                 for diluted net earnings
                 per common share            53,940,010     53,379,123    53,928,721    60,124,490
                                           ============     ==========    ==========    ==========



 Excluded from the computation of diluted net earnings per common share were options to purchase 94,000 shares at an average price of $30.45 during the three months and nine months ended September 30, 1998. For the three months and nine months ended September 30, 1997, options to purchase 55,000 shares at an average price of $21.00 were excluded from the computation of diluted net earnings per common share. The securities were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common stock.

 The warrants to purchase common stock at $7.13 per share included a five-year call protection which expired on August 3, 1997. The warrants were redeemed on August 15, 1997.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (the "Company") is the largest manufacturer of residential furniture in the United States. The Company has three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

Comparison of Three Months and Nine Months Ended September 30, 1998 and 1997
----------------------------------------------------------------------------

Selected financial information for the three months and nine months ended September 30, 1998 and 1997 is presented below:

($ in millions except per share data)

                                                       Three Months Ended
                                            -----------------------------------------
                                             September 30, 1998   September 30, 1997
                                            -------------------   -------------------
                                                        % of                 % of
                                            Dollars   Net Sales  Dollars   Net Sales
                                            -------   ---------  -------   ----------
      Net sales                              $487.2     100.0%    $440.7     100.0%
      Earnings from operations                 46.0       9.4%      35.1       8.0%
      Interest expense                         10.7       2.2%      12.4       2.8%
      Other income, net                        10.2       2.1%       0.8       0.2%
      Income tax expense                       14.9       3.1%       8.9       2.0%
      Net earnings                             30.6       6.3%      14.6       3.3%
      Net earnings per common share-diluted    0.57       -         0.27       -

      Gross profit (1)                       $128.3      26.3%    $107.8      24.5%

                                                       Nine Months Ended
                                            -----------------------------------------
                                             September 30, 1998   September 30, 1997
                                            -------------------   -------------------
                                                        % of                 % of
                                             Dollars  Net Sales   Dollars  Net Sales
                                             -------  ---------   -------  ----------
      Net sales                             $1,462.6    100.0%   $1,334.7    100.0%
      Earnings from operations                 134.8      9.2%      105.7      7.9%
      Interest expense                          33.2      2.3%       30.9      2.3%
      Other income, net                         11.5      0.8%        2.5      0.2%
      Income tax expense                        39.7      2.7%       29.1      2.2%
      Net earnings                              73.3      5.0%       48.2      3.6%
      Net earnings per common share-diluted     1.36      -          0.80      -

      Gross profit (1)                        $384.5     26.3%     $333.9     25.0%

(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                            Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                           -------------------    -------------------
                                              1998       1997        1998      1997
                                           --------    -------    --------   --------
           Net sales                         $487.2     $440.7     $1,462.6  $1,334.7
           Cost of operations                 349.4      323.6      1,048.4     971.1
           Depreciation (associated with        9.5        9.3         29.7      29.7
             cost of goods sold)            -------    -------     --------  --------
           Gross profit                      $128.3     $107.8     $  384.5  $  333.9
                                            =======    =======     ========  ========

Net sales for the three months ended September 30, 1998 were $487.2 million, compared to $440.7 million in the three months ended September 30, 1997, an increase of $46.5 million or 10.6%. For the nine months ended September 30, 1998, net sales increased $127.9 or 9.6% to $1,462.6 million from $1,334.7 million for the nine months ended September 30, 1997. The improved sales performance occurred at each operating company and ranged, in varying degrees, across all product lines.

Earnings from operations for the three months ended September 30, 1998 increased by $10.9 million or 31.2% from the comparable prior year period. Earnings from operations for the three months ended September 30, 1998 and September 30, 1997 were 9.4% and 8.0% of net sales, respectively. For the nine months ended September 30,1998, earnings from operations increased by $29.1 million, or 27.6% from the comparable nine months of 1997. As a percentage of net sales, earnings from operations for the nine months ended September 30, 1998 and September 30, 1997 were 9.2% and 7.9%, respectively. The increase in operating earnings was due primarily to continued improvement in cost of operations as a percent of net sales as well as higher shipments and good control of selling, general and administrative expenses.

Interest expense totaled $10.7 million and $33.2 million for the three months and nine months ended September 30, 1998, respectively, compared to $12.4 million and $30.9 million for the prior year comparable periods. The decrease in interest expense in the three months ended September 30, 1998 resulted from lower long-term debt levels and reduced interest rates. The increase in interest expense during the nine months ended September 30, 1998 resulted from higher long-term debt levels incurred from the Company's repurchase of approximately 10.8 million shares of its common stock at the end of June 1997.

Other income, net totaled $10.2 million and $11.5 million for the three months and nine months ended September 30, 1998, respectively, compared to $0.8 million and $2.5 million for the prior year comparable periods. In the third quarter ended September 30, 1998, the Company received a $9.4 million cash dividend relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers.

The effective income tax rates were 32.8% and 37.7% for the three months ended September 30, 1998 and September 30, 1997, respectively, and 35.2% and 37.7% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes. The effective tax rates for the three months and nine months ended September 30, 1998 were favorably impacted due to the reduced effect of the nondeductible expenses as a percentage of pretax earnings and the nontaxable portion of the $9.4 million cash dividend.

Net earnings per common share for basic and diluted were $0.58 and $0.57 for the three months ended September 30, 1998, respectively, compared with $0.28 and $0.27 for the same period last year, respectively. For the nine months ended September 30, 1998 and September 30, 1997, net earnings per common share for basic and diluted were $1.40 and $1.36, respectively, and $0.83 and $0.80, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,219,000 and 53,940,000, respectively, for the three months ended September 30, 1998, and 51,417,000 and 53,379,000, respectively, for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and September 30, 1997, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,174,000 and 53,929,000, respectively, and 57,929,000 and
60,124,000, respectively.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at September 30, 1998 amounted to $8.9 million, compared with $12.3 million at December 31, 1997. During the nine months ended September 30, 1998, net cash provided by operating activities totaled $95.0 million, net cash used by investing activities totaled $31.9 million and net cash used by financing activities totaled $66.5 million.

Working capital was $495.9 at September 30, 1998, compared with $482.3 million at December 31, 1997. The current ratio was 3.7 to 1 at September 30, 1998, compared to 4.5 to 1 at December 31, 1997.

Financing Arrangements
----------------------

As of September 30, 1998, long-term debt consisted of the following, in millions:

             Secured credit agreement:
               Revolving credit facility             $380.0
               Term loan facility                     200.0
             Other                                     19.2
                                                     ------
                                                     $599.2
                                                     ======

To meet working capital and other financial requirements, the Company maintains a $600.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At September 30, 1998, there were $380.0 million of cash borrowings outstanding under the revolving credit facility and $40.2 million in letters of credit outstanding,leaving an excess of $179.8 million available under the revolving credit facility.

The Company believes its Secured Credit Agreement, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Year 2000
---------

The Company has completed a comprehensive review of all software, hardware and equipment that could potentially be affected by the year 2000 issue and adopted a year 2000 plan to meet the needs of its customers and business partners. The results of the review indicate that the Company will be year 2000 compliant well before the year 2000. At this time remediations are being implemented and initial testing of the remediations has begun. The total cost for year 2000 compliance activity will not be material to the Company's results of operations and financial position. The Company is also in the process of verifying compliance of critical suppliers with year 2000 standards. There can be no assurance that another company's failure to ensure year 2000 compliance will not have a material adverse effect on the Company, however this is a circumstance not currently expected to occur. The Company will develop and implement contingency plans, if necessary, in the event it appears that it or its key suppliers will not be year 2000 compliant and such noncompliance is expected to have a material adverse impact on the operations of the Company.

Forward Looking Statements
--------------------------

From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The impact of the year 2000 on the Company's order, production, distribution and financial systems and the systems of its suppliers and customers is a factor which could cause actual results to differ materially from estimates contained in the Company's forward looking statements.


                                    PART II OTHER INFORMATION
                                    -------------------------


 Item 5.   Other Information
 -------   -----------------

       On October 12, 1998, the Company announced that it had authorized the repurchase of up to $30 million of its outstanding common stock over the next twelve months. The timing and amounts purchased will depend upon market conditions. Repurchases will be effected from time to time in open market or privately negotiated transactions. The shares of common stock repurchased will be kept as treasury shares and will be used for general corporate purposes.

 Item 6.    Exhibits and Reports on 8-K
 -------    ---------------------------

      (a)    27.  Financial Data Schedule.

      (b) A Form 8-K was not required to be filed during the quarter ended September 30, 1998

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


                                     Furniture Brands International, Inc.
                                              (Registrant)


                                  By  /s/ Steven W. Alstadt
                                    --------------------------------------
                                      Steven W. Alstadt
                                      Controller and
                                      Chief Accounting Officer




 Date:  November 12, 1998