Form 10-K
period 1998-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 1999-03-29
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-K


           (Mark one)

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998 or
                                     -----------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from               to
                                          -------------    ------------

           Commission file number I-91


                       Furniture Brands International, Inc.
      -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                   43-033768
      ------------------------------                -------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

      101 South Hanley Road, St. Louis, Missouri          63105
      ------------------------------------------    -------------------
      (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code     314/863-1100
                                                          -----------------

              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange on
           Title of each class                            which registered
     --------------------------------               --------------------------
     Common Stock - $1.00 Stated Value                New York Stock Exchange
     with Preferred Stock Purchase Rights

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                       None
   --------------------------------------------------------------------------
                                    (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
   requirements for the past 90 days.  Yes    x       No
                                             ---------      -----------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999, was approximately $1,091,829,590.



   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     51,288,549 shares as of February 28, 1999

                        DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Definitive Proxy Statement for Annual Meeting
         of Stockholders on April 29, 1999 ...................      Part III



                                            PART I

 Item 1. Business

 (a)  General Development of Business

 On February 10, 1998, Haverty Furniture Companies, Inc. and Furniture Brands International, Inc. (the "Company") jointly announced a strategic alliance whereby Havertys will allocate, upon full implementation of the program, up to one-half of its retail floor space in all of its stores to the prominent display of product manufactured by the Company.

 On February 10, 1999, the Company and Benchmark Home Furnishings, Inc. announced a cooperative effort to develop a 160,000 square foot Benchmark store in Kansas City dedicated exclusively to products manufactured by the Company.

 On February 17, 1999, the Company and Kittle's Home Furnishings, Inc. announced a strategic alliance whereby Kittle's has agreed to expand its commitment to products manufactured by the Company.

 On February 26, 1999, the Company and Outlook International, Ltd. announced an agreement in which Outlook will act as exclusive representative for the Company for manufacture of products in the Far East.

 (c)  Narrative Description of Business

 The Company, the largest manufacturer of residential furniture in the United States, markets its products through its three operating subsidiaries:
 Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

 PRODUCTS
 --------

 The Company manufactures and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood tables and accent items and freestanding home entertainment centers and home office items, and (iv) recliners, motion furniture and sleep sofas. The Company's brand name positioning by price and product category is shown below.


                                                           UPHOLSTERY
                                                     -------------------------------
                                                                          RECLINER/
      PRICING CATEGORY    CASE GOODS    OCCASIONAL    STATIONARY            MOTION
      ----------------    ----------    ----------    ----------        -----------

      PREMIUM             Thomasville   Thomasville   Thomasville       Lane
                          Lane                        Lane

      BEST                Thomasville   Thomasville   Thomasville       Thomasville
                          Lane          Lane          Lane              Lane
                                                      Broyhill

      BETTER              Lane          Lane          Lane              Lane
                          Broyhill      Broyhill      Broyhill          Broyhill

      GOOD                Broyhill      Broyhill      Broyhill          Lane

      PROMOTIONAL         Founders

      RTA                 Creative Interiors


 BROYHILL FURNITURE INDUSTRIES

 Broyhill produces collections of medium-priced bedroom, dining room, upholstered and occasional furniture aimed at middle-income consumers. Broyhill's wood furniture offerings consist primarily of bedroom, dining room and living room furniture, occasional tables, accent items and free-standing home entertainment centers. Upholstered products include sofas, sleep sofas, loveseats, sectionals, chairs, and fully reclining furniture all offered in a variety of fabrics and leathers. Broyhill's residential furniture divisions produce a wide range of furnishings in colonial, country, traditional, contemporary and lifestyle designs.

 The widely recognized Broyhill trademarks include Broyhill and Broyhill Premier. The flagship Broyhill product line concentrates on bedroom, dining room, upholstered and occasional furniture designed for the "good" and "better" price categories. The Broyhill Premier product line enjoys an excellent reputation for classically styled, complete furniture collections in the "better" price category.

 LANE FURNITURE INDUSTRIES

 Lane manufactures and markets a broad range of high quality furniture targeting the "better," "best" and "premium" price categories. Lane targets niche markets with its six operating divisions, which participate in such segments of the residential furniture market as motion furniture, 19th century reproductions, wicker and rattan, cedar chests, finely tailored upholstered furniture and home office furniture.

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

 Lane Division manufactures and sells cedar chests, living room, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. Lane Division furniture is sold in the "better" and "best" price categories.

 Hickory Chair manufactures and markets traditional styles of upholstered furniture, dining room collections and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington's home.

 Pearson has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, loveseats, chairs and ottomans for over 50 years. Pearson furniture sells in the "premium" price category and is distributed to high-end furniture stores and interior designers.

 Venture manufactures and markets moderately priced wicker, rattan and bamboo furniture, tables, occasional wood pieces and two lines of upholstered furniture. One line is composed of contemporary and modern upholstered furniture and metal and glass occasional and dining tables, and the other which is composed of traditional and contemporary upholstered furniture, primarily sofas, loveseats, chairs and ottomans. Venture also manufactures a line of outdoor and patio furniture featuring fast drying upholstered cushions under the names WeatherMaster and Weathercraft, which have developed significant consumer acceptance.

 Hickory Business Furniture manufactures and sells a line of office furniture, including chairs, tables, conference tables, desks and credenzas, in the upper-medium price range.

 THOMASVILLE FURNITURE INDUSTRIES

 Thomasville manufactures and markets wood furniture, upholstered products and promotional/RTA furniture. Thomasville markets its products primarily under the Thomasville brand name. Thomasville offers an assortment of upholstery and wood under one brand name that targets the "best" and "premium" price categories. Upholstery is primarily marketed in three major styles: traditional, American traditional/country and casual/lifestyle contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from a wide variety of different styles within the general style categories, and as much as 45% of the Thomasville fabric and leather offering changes in a 12 month period, insuring that the latest colors and textures are available.
 Wood furniture is primarily marketed in four major styles: American traditional/country, 18th century, European traditional and casual contemporary.

 Thomasville's Founders division offers assembled bedroom sets, bookcases and home entertainment centers as well as RTA (ready-to-assemble) furniture such as home entertainment centers, bookcases, bedroom and kitchen/utility furniture and computer desks. Thomasville's Founders division markets products under the Creative Interiors (RTA) and Founders (assembled) brand names to a variety of retailers for sale to consumer end-users and certain contract customers.

 Effective January 1, 1999, the operations of Highland House, formerly a division of Broyhill, were transferred to Thomasville. This transfer of

 operations will benefit Thomasville due to the additional capacity available to service its rapidly growing upholstery business. Highland House manufactures upholstered products in the "better" and "best" price categories.

 DISTRIBUTION
 ------------

 The Company's strategy of targeting diverse distribution channels such as furniture centers, independent dealers, national and local chain stores, department stores, specialty stores and decorator showrooms is supported by dedicated sales forces covering each of these distribution channels. The Company continues to explore opportunities to expand international sales and to distribute through non-traditional channels such as wholesale clubs and catalog retailers.

 The Company's breadth of product and national scope of distribution enable it to service effectively national retailers such as J.C. Penney, Sears and Heilig-Meyers and key regional retailers such as Havertys, Breuner's Home Furnishings Corp. and Kittle's. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery program and the network of independent dealer-owned dedicated retail locations, such as Thomasville Home Furnishings Stores. The Company distributes its products through a diverse network of independently-owned retail locations, which includes 105 free-standing stores, 1,171 galleries and 507 furniture centers.

 Haverty Furniture Companies, Inc. and the Company have formed a strategic alliance whereby Havertys will allocate, upon full implementation of the program, up to one-half of its retail floor space in all of its stores to the prominent display of product manufactured by the Company. This alliance advances the Company's strategy of expanding distribution and dedicated display space.

 On February 10, 1999, the Company and Benchmark Home Furnishings, Inc. announced a cooperative effort to develop a 160,000 square foot Benchmark store in Kansas City dedicated exclusively to products manufactured by the Company.

 On February 17, 1999, the Company and Kittle's Home Furnishings, Inc. announced a strategic alliance whereby Kittle's has agreed to expand its commitment to products manufactured by the Company.

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

 Thomasville Home Furnishings Stores are dealer-owned, free-standing retail locations that exclusively feature Thomasville furniture. The Company believes distributing its products through dedicated, free-standing stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. Management is currently evaluating similar opportunities to jointly market Broyhill, Lane and Thomasville products in dealer-owned retail stores.

 Showrooms for the national furniture market are located in Thomasville and High Point, North Carolina and for regional markets in Atlanta, Georgia; Chicago, Illinois; and San Francisco, California.

 BROYHILL FURNITURE INDUSTRIES

 One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery program. This program, started in 1983, involves 351 domestic and international participating dealer locations. Each dealer in the Broyhill Showcase Gallery program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. The average Broyhill Showcase Gallery consists of 7,500 square feet of dedicated display space. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

 For the retailer that is currently not a participant in the gallery program, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. Participating retailers in the Independent Dealer Program commit to a minimum, pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes three major sales events per year, monthly promotional themes and professionally prepared advertising and promotional materials at nominal cost in order to help increase consumer recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program to 507 retailers that have committed at least 2,000 square feet exclusively to Broyhill products arranged in gallery-type room settings. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may eventually become participants in the Broyhill Showcase Gallery Program.

 LANE FURNITURE INDUSTRIES

 Lane distributes its products nationally and internationally through a well established network of approximately 16,000 retail locations. A diverse distribution network is utilized in keeping with Lane's strategy of supplying customers with highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Havertys and Art Van, and department store companies such as J.C. Penney, Sears, May Department Stores, Federated Department Stores and Dillard Department Stores.

 Lane has established specialty gallery programs with 571 participating dealers. This includes 255 dealer-owned Comfort Showcase Galleries established by Action Industries. The Comfort Showcase Galleries average approximately 4,200 square feet of retail space specifically dedicated to the display, promotion and sale of Action Industries' products. Lane's other gallery programs call for the display of Lane case goods and upholstered furniture in settings that range from 200 square feet for a Cedar Chest Boutique to 4,000 square feet for a Hickory Chair Gallery.

 THOMASVILLE FURNITURE INDUSTRIES

 Thomasville products are offered at 651 independently-owned retail locations, including 249 Thomasville Galleries, 105 Thomasville Home Furnishings Stores and 297 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings Store opened in 1988. The typical Thomasville Home Furnishings Store is a 15,000 square foot independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

 Thomasville's Founders division sells promotional and RTA furniture to a variety of retailers for sale to consumer end-users and certain contract customers. Promotional furniture is sold to retail chains such as Value City, as well as independent furniture stores. Promotional furniture is also sold in the hospitality and health care markets of Thomasville's contract business. RTA customers include national chains such as Wal-Mart and Target, catalog showrooms, discount mass merchandisers, warehouse clubs and home furnishings retailers.

 MARKETING AND ADVERTISING
 -------------------------

 Advertising is used to increase consumer awareness of the Company's brand names and is targeted to specific consumer segments through leading shelter and other popular magazines such as Better Homes and Gardens, People and Good Housekeeping. Each operating company uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. The Company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs. The Company focuses its marketing efforts on prime potential consumers utilizing information from databases and from callers to each operating company's toll-free telephone number. Each of the operating companies has recently developed and implemented national and regional television advertising campaigns.

 BROYHILL FURNITURE INDUSTRIES

 Broyhill's advertising programs focus on translating its strong consumer awareness into increased sales. Broyhill's current marketing strategy features national cable television advertising, in addition to its national print advertising program and traditional promotional programs such as


 furniture "giveaways" on television game shows and dealer-based promotions such as product mailings and brochures. The national print advertising program, which consists of multi-page layouts, is designed to appeal to the consumer's desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Better Homes and Gardens which appeal to Broyhill's consumer base. Game show promotions, a long-standing Broyhill tradition, include popular programs such as Wheel of Fortune and The Price is Right. An extensive public relations campaign also exposes Broyhill products in leading magazine and newspaper editorial features.

 LANE FURNITURE INDUSTRIES

 Lane's marketing approach reflects the diversity of its various divisions. Action Industries employs an integrated marketing/advertising strategy in which it coordinates magazine, newspaper, circular and television advertising with other marketing programs to promote a single product. The other Lane divisions began using television advertising in 1998. These commercials featured the Eddie Bauer Lifestyles by Lane collection, produced by the Lane Division and Lane Venture. Each of the Lane divisions advertises extensively in trade and consumer publications targeting various niche markets.

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

 MANUFACTURING
 -------------

 Broyhill operates 18 finished case goods and upholstery production and warehouse facilities totalling over 5.1 million square feet. All finished goods plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

 Lane operates 14 finished case goods and upholstery production and warehouse facilities in Virginia, North Carolina and Mississippi totalling over 5.7 million square feet. Since the late 1980s, significant capital expenditures have been made to acquire technologically advanced manufacturing equipment


 which has increased factory productivity.

 Thomasville manufactures or assembles its products at 16 finished case goods and upholstery production and warehouse facilities located in North Carolina, Virginia, and Tennessee totalling over 5.7 million square feet. Each plant is specialized, manufacturing limited product categories, allowing longer, more efficient production runs and economies of scale.

 The manufacturing process for Thomasville's Founders division is highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored and held for assembly using highly automated assembly lines. Completed goods are stored in an automated warehouse to provide quicker delivery to customers. Ninety percent of Creative Interiors products are shipped within 14 days of production.

 RAW MATERIALS AND SUPPLIERS
 ---------------------------

 The raw materials used by the Company in manufacturing its products include lumber, veneers, plywood, fiberboard, particleboard, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics, leathers and upholstered filling material (such as synthetic fibers, foam padding and polyurethane cushioning). The various types of wood used in the Company's products include cherry, oak, maple, pine and pecan, which are purchased domestically, and mahogany, which is purchased abroad. Fabrics, leathers and other raw materials are purchased both domestically and abroad. Management believes that its supply sources for those materials are adequate.

 On February 26, 1999, the Company and Outlook International, Ltd. announced an agreement in which Outlook will act as exclusive representative for the Company for the manufacture of products in the Far East.

 Other than Outlook International the Company has no long-term supply contracts and has experienced no significant problems in supplying its operations. Although the Company has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company's margins for its products.

 The majority of supplies for promotional and RTA products are purchased domestically, although paper and certain hardware is purchased abroad. Management believes, however, that its proximity to and relationships with suppliers are advantageous for the sourcing of such materials. In addition, by combining the purchase of various raw materials (such as foam, cartons, springs and fabric) and services, Broyhill, Lane, and Thomasville have been able to realize cost savings.

 ENVIRONMENTAL MATTERS
 ---------------------

 The Company is subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act ("Superfund"). Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its facilities. Management believes the Company is in substantial compliance with all environmental laws. While the Company may be required to make capital investments at some of its facilities to ensure compliance, the Company believes it will continue to meet all applicable requirements in a timely fashion and that the amount of money required to meet these requirements will not materially affect its financial condition or its results of operations.

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

 EMPLOYEES
 ---------

 As of December 31, 1998, the Company employed approximately 20,700 people. None of the Company's employees is represented by a union.

 BACKLOG
 -------

 The combined backlog of the Company's operating companies as of December 31, 1998 aggregated approximately $220 million, compared to approximately $223 million as of December 31, 1997.

 Item 2.  Properties
 -------------------

 The Company owns or leases the following principal plants, offices and warehouses:



                                                            Floor        Owned
                                           Type of          Space          or
      Division        Location            Facility        (Sq. Ft.)      Leased
      --------        ---------           --------        ---------      ------

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

      Broyhill       Newton, NC          Plant/Warehouse   382,626       Owned

      Broyhill       Lenoir, NC          Plant/Warehouse   628,000       Owned

      Broyhill       Rutherfordton, NC   Plant/Warehouse   575,656       Owned

      Broyhill       Lenoir, NC          Plant/Warehouse   419,000       Owned

      Broyhill       Lenoir, NC          Plant/Warehouse   381,820       Owned/
                                                                        Leased

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

      Broyhill       Lenoir, NC          Warehouse         103,200       Leased

      Lane           Altavista, VA       Plant/Warehouse 1,091,600       Owned

      Lane           Altavista, VA       Headquarters       62,000       Owned

      Lane           Conover, NC         Plant/Warehouse   231,250       Owned

      Lane           Conover, NC         Plant/Warehouse   348,180       Owned

      Lane           Conover, NC         Plant             195,130       Owned

      Lane           Hickory, NC         Plant/Warehouse   641,214       Owned

      Lane           Hickory, NC         Plant/Warehouse   179,902       Owned

      Lane           High Point, NC      Plant/Warehouse   156,000       Owned

      Lane           Rocky Mount, VA     Plant/Warehouse   598,962       Owned

      Lane           Rocky Mount, VA     Plant              50,300       Owned

      Lane           High Point, NC      Plant             187,162       Owned

      Lane           Pontotoc, MS        Plant/Warehouse   358,652       Owned

      Lane           Verona, MS          Plant/Warehouse   410,000       Owned

      Lane           Saltillo, MS        Plant/Warehouse   570,328       Owned

      Lane           Tupelo, MS          Plant/Warehouse   712,675       Owned

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

 The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were effectively utilized during 1998 at moderate to high levels of productive capacity and believes that in conjunction with its import capabilities the Company's facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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


 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

    Not applicable.





                                      PART II
                                      -------


 Item 5.  Market for The Registrant's Common Equity and Related Stockholder
 --------------------------------------------------------------------------
 Matters
 -------

 As of February 28, 1999, there were approximately 3,000 holders of record of Common Stock.

 Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 11 to the consolidated financial statements of the Company.

 The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 1997 and 1998.

 A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 6 to the consolidated financial statements of the Company.


 Item 6. Selected Financial Data
 -------------------------------

                                          FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

                 ------------------------------------------------------------------------------------------------------
                 (Dollars in thousands                                           Year Ended December 31,
                 except per share data)                             1998        1997        1996       1995a       1994
                 ------------------------------------------------------------------------------------------------------
                 Summary of operations:
                   Net sales                                  $1,960,250  $1,808,276  $1,696,795  $1,073,889  1,072,696
                   Gross profit                                  515,512     450,690     431,473     291,237    298,712
                   Interest expense                               43,455      42,747      45,217      33,845     37,886
                   Earnings before income
                     tax expense, discontinued operations
                     and extraordinary item                      152,143     107,254      88,292      57,038     48,841
                   Income tax expense                             54,205      40,201      34,070      22,815     20,908
                   Earnings from continuing operations            97,938c     67,053      54,222      34,223b    27,933
                   Discontinued operations                           -           -           -           -       10,339
                   Extraordinary item                                -           -        (7,417)     (5,815)        -
                   Net earnings                               $   97,938  $   67,053  $   46,805  $   28,408  $  38,272

                   Per share of common stock - diluted:
                     Earnings from continuing operations      $     1.82c $     1.15  $     0.88  $     0.67b $    0.54
                     Discontinued operations                          -           -           -           -        0.20
                     Extraordinary item                               -           -        (0.12)      (0.11)        -
                     Net earnings                             $     1.82  $     1.15  $     0.76  $     0.56  $    0.74

                     Weighted average common shares
                       - diluted (in thousands)                   53,809      58,473      61,946      50,639     51,495

                 Other information (continuing operations):
                   Working capital                            $  509,148  $  482,288  $  462,661  $  455,036  $ 308,323
                   Property, plant and equipment, net            293,777     294,061     301,962     306,406    181,393
                   Capital expenditures                           44,358      40,004      40,344      35,616     21,108
                   Total assets                                1,303,204   1,257,236   1,269,204   1,291,739    881,735
                   Long-term debt                                589,200     667,800     572,600     705,040    409,679
                   Shareholders' equity                       $  413,509  $  323,322  $  419,657  $  301,156  $ 275,394
                 ------------------------------------------------------------------------------------------------------

                 (a)  On December 31, 1995 the Company purchased Thomasville.  The Company's results of operations for
                      1995 do not include any of the operations of Thomasville since the acquisition occurred as of the last business day of the year.

                 (b)  Earnings from continuing operations before gain on insurance settlement, net of income tax expense, and earnings per common share from continuing operations before gain on insurance settlement, net of income tax expense, were $29,463 and $0.58, respectively.

                 (c)  Earnings from continuing operations before nonrecurring gain, net of income tax expense, and earnings per common share from continuing operations before nonrecurring gain, net of income tax expense, were $90,077 and $1.67, respectively.

      Item 7. Management's Discussion and Analysis of Financial Condition and
      -----------------------------------------------------------------------
      Results of Operations
      ---------------------

      Results of Operations

           As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 1998, 1997 and 1996.
      ------------------------------------------------------------------------------
      (Dollars in millions)                 Year Ended December 31,
                           ---------------------------------------------------------
                                  1998                1997                1996
                           -----------------  ------------------  ------------------
                                    % of Net            % of Net            % of Net
                            Dollars    Sales    Dollars    Sales    Dollars    Sales
      ------------------------------------------------------------------------------
      Net sales            $1,960.2    100.0%  $1,808.3    100.0%  $1,696.8   100.0%
      Cost of operations    1,406.4     71.7    1,319.5     73.0    1,228.4    72.4
      Selling, general and
        administrative
        expenses              314.8     16.1      286.1     15.8      283.4    16.7
      Depreciation and
        amortization           55.5      2.8       56.0      3.1       54.1     3.2
      -----------------------------------------------------------------------------
      Earnings from
        operations            183.5      9.4      146.7      8.1      130.9     7.7
      Interest expense         43.5      2.2       42.7      2.4       45.2     2.7
      Other income, net        12.1      0.6        3.3      0.2        2.6     0.2
      -----------------------------------------------------------------------------
      Earnings before income
        tax expense and
        extraordinary item    152.1      7.8      107.3      5.9       88.3     5.2
      Income tax expense       54.2      2.8       40.2      2.2       34.1     2.0
      -----------------------------------------------------------------------------
      Earnings before
        extraordinary item $   97.9      5.0%  $   67.1      3.7%  $   54.2     3.2%
      =============================================================================
      Gross profit (1)     $  515.5     26.3%  $  450.7     24.9%  $  431.5    25.4%
      =============================================================================

     (1)     The Company believes that gross profit provides useful information regarding a company's financial performance.  Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

             --------------------------------------------------------------------------------------------
             (Dollars in millions)                                         Year Ended December 31,
                                                              -------------------------------------------
                                                                       1998           1997          1996
             --------------------------------------------------------------------------------------------
             Net sales                                             $1,960.2       $1,808.3      $1,696.8
             Cost of operations                                     1,406.4        1,319.5       1,228.4
             Depreciation (associated with cost of goods sold)         38.3           38.1          36.9
             --------------------------------------------------------------------------------------------
             Gross profit                                          $  515.5       $  450.7      $  431.5
             ============================================================================================

    Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    Net sales for 1998 were $1,960.2 million compared to $1,808.3 million for 1997, an increase of $151.9 or 8.4%. The improved sales performance for 1998 occurred at each operating company and ranged, in varying degrees, across all product lines. The increase in net sales was achieved through continued introductions of new products, emphasis on the Company's brand names and expansion of distribution.

   Cost of operations for 1998 was $1,406.4 million compared to $1,319.5 million for 1997, an increase of 6.6%. Cost of operations as a percentage of net sales decreased from 73.0% for 1997 to 71.7% in 1998 primarily due to improved manufacturing capacity utilization, reduced stock keeping units and ongoing cost reduction programs.

    Selling, general and administrative expenses increased to $314.8 million in 1998 from $286.1 million in 1997, an increase of 10.0%. As a percentage of net sales, selling, general and administrative expenses increased from 15.8% for 1997 to 16.1% for 1998 because of tight spending controls implemented during the fourth quarter of 1997 to help offset an operational restructuring at Thomasville and a temporary promotional product mix change.

    Depreciation and amortization for 1998 was $55.5 million compared to $56.0 million in 1997, a decrease of 0.9%. The amount of depreciation and amortization attributable to the "fresh-start" reporting was $13.7 million and $16.4 million in 1998 and 1997, respectively.

    Interest expense for 1998 totaled $43.5 million compared with $42.7 million in 1997. The increase in interest expense reflects additional long-term debt incurred at the end of the second quarter of 1997 to finance the Company's repurchase of approximately 10.8 million shares of its common stock.

     Other income, net for 1998 totaled $12.1 million compared to $3.3 million for 1997. For 1998, other income consisted of interest on short-term investments of $0.9 million, a cash dividend (nonrecurring) of $9.4 million received by the Company relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers, and other miscellaneous income and expense items totaling $1.8 million.

     Income tax expense for 1998 totaled $54.2 million, producing an effective tax rate of 35.6% compared with an effective tax rate of 37.5% for 1997. The effective tax rates for both periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes. The effective tax rate for 1998 was favorably impacted by the reduced effect of the nondeductible expenses as a percentage of pretax earnings and the nontaxable portion of the $9.4 million cash dividend.


    Net earnings per common share on a diluted basis were $1.82 and $1.15 for 1998 and 1997, respectively. Weighted average shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,095,000 and 53,809,000 in 1998, respectively, and 56,438,000 and 58,473,000 in 1997, respectively.

    Gross profit for 1998 was $515.5 million compared with $450.7 million in 1997, an increase of 14.4%. The increase in gross profit margin to 26.3% in 1998 from 24.9% in 1997 was due to improved manufacturing capacity utilization, reduced stock keeping units and ongoing cost reduction programs.

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

    Gross profit for 1997 was $450.7 million compared with $431.5 million in 1996, an increase of 4.5%. The decrease in gross profit margin to 24.9% in 1997 from 25.4% in 1996 was primarily due to the previously noted manufacturing plant closing and related production realignment at Thomasville.

 Financial Condition and Liquidity

 Liquidity

    Cash and cash equivalents at December 31, 1998 totaled $13.2 million compared to $12.3 million at December 31, 1997. For 1998, net cash provided by operating activities totaled $131.3 million. Net cash used by investing activities totaled $43.1 million. Net cash used in financing activities totaled $87.2 million, including the net payment of $85.8 million of long-term debt.

    Working capital was $509.1 million at December 31, 1998 compared to $482.3 million at December 31, 1997. The current ratio was 4.1 to 1 at December 31, 1998 compared to 4.5 to 1 at December 31, 1997. The modest increase in working capital between years is primarily the result of the Company's focus on efficient management of individual working capital components.

     At December 31, 1998, long-term debt totaled $589.2 million compared to $667.8 million at December 31, 1997. The decrease in indebtedness was funded by cash flow from operations, partially offset by the issuance of industrial revenue bonds for the construction of a manufacturing plant addition at Action Industries, Inc. (subsidiary of Lane Furniture Industries, Inc.). The Company's debt-to-capitalization ratio was 58.8% at December 31, 1998 compared to 67.4% at December 31, 1997.

 Financing Arrangements

    To meet short-term capital and other financial requirements, the Company maintains a $600.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At December 31, 1998, there were $370.0 million of cash borrowings outstanding under the revolving credit facility and $41.0 million in letters of credit outstanding, leaving an excess of $189.0 million available under the revolving credit facility.

   In January 1998, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into a four-
 year interest rate swap agreement having a total notional amount of $300.0 million.  The swap agreement effectively converts a portion of the Company's

 floating rate long-term debt to a fixed rate. The Company pays the counterparties a fixed rate of 5.50% per annum and receives payment based upon the floating three-month LIBOR rate.

    The Company believes its Secured Credit Agreement, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

 Other

 Market Risk

    The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Secured Credit Agreement. Interest rate swaps are used to reduce the Company's exposure to increases in interest rates.

 Year 2000

    The Company has completed a comprehensive review of all software, hardware and equipment that could potentially be affected by the year 2000 issue and adopted a year 2000 plan to meet the needs of its customers and business partners. The results of the review indicate that the Company will be year 2000 compliant before the year 2000. At this time remediations are being implemented and testing of the remediations has begun. The total cost for year 2000 compliance activity will not be material to the Company's results of operations and financial position. The Company is also in the process of verifying compliance of critical suppliers with year 2000 standards. There can be no assurance that another company's failure to ensure year 2000 compliance will not have a material adverse effect on the Company, however this is a circumstance not currently expected to occur. The Company will develop and implement contingency plans, if necessary, in the event it appears that it or its key suppliers will not be year 2000 compliant and such noncompliance is expected to have a material adverse impact on the operations of the Company.

 Recently Issued Statements of Financial Accounting Standards

 In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 1999; however, the Company does not believe the adoption of this statement will have a material impact on its financial statements.

 Forward-Looking Statements

   From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions

 investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The impact of the year 2000 on the Company's order, production, distribution and financial systems and the systems of its suppliers and customers is a factor which could cause actual results to differ materially from estimates contained in the Company's forward- looking statements.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------


                              CONSOLIDATED BALANCE SHEETS

      ----------------------------------------------------------------------------
      (Dollars in thousands)                           December 31,    December 31,
                                                              1998            1997
      ----------------------------------------------------------------------------
      Assets
      Current assets:
        Cash and cash equivalents                       $   13,220      $   12,274
        Receivables, less allowances of $18,333
        ($13,793 at December 31, 1997)                     324,164         293,975
        Inventories (Note 3)                               307,382         287,046
        Prepaid expenses and other current assets           31,107          25,214
      ----------------------------------------------------------------------------
          Total current assets                             675,873         618,509
      Property, plant and equipment:
        Land                                                16,757          16,758
        Buildings and improvements                         188,874         178,245
        Machinery and equipment                            294,282         264,689
      ----------------------------------------------------------------------------
                                                           499,913         459,692
        Less accumulated depreciation                      206,136         165,631
      ----------------------------------------------------------------------------
          Net property, plant and equipment                293,777         294,061
      Intangible assets (Note 4)                           316,998         330,549
      Other assets                                          16,556          14,117
      ----------------------------------------------------------------------------
                                                        $1,303,204      $1,257,236
      ============================================================================
      Liabilities and Shareholders' Equity
      Current liabilities:
        Accounts payable                                $   67,381      $   52,141
        Accrued employee compensation                       35,758          29,430
        Accrued interest expense                             5,608           7,451
        Other accrued expenses                              57,978          47,199
      ----------------------------------------------------------------------------
          Total current liabilities                        166,725         136,221
      Long-term debt (Note 5)                              589,200         667,800
      Other long-term liabilities                          133,770         129,893

      Shareholders' equity:
        Preferred stock, authorized 10,000,000 shares,
          no par value - issued, none                         -                -
        Common stock, authorized 100,000,000 shares,
          $1.00 stated value - issued 52,277,066 and
          52,003,520 shares at December 31, 1998 and
          1997 (Note 6)                                     52,277          52,003
        Paid-in capital                                    127,513         124,595
        Retained earnings                                  244,662         146,724
        Treasury stock at cost
          (525,000 shares at December 31, 1998)            (10,943)            -
      ----------------------------------------------------------------------------
          Total shareholders' equity                       413,509         323,322
      ----------------------------------------------------------------------------
                                                        $1,303,204      $1,257,236
      ============================================================================

      See accompanying notes to consolidated financial statements.



                              CONSOLIDATED STATEMENTS OF OPERATIONS

      -----------------------------------------------------------------------------
      (Dollars in thousands except per share data)
                                                          Year Ended December 31,
                                                 ----------------------------------
                                                      1998         1997        1996
      -----------------------------------------------------------------------------
      Net sales                                 $1,960,250   $1,808,276  $1,696,795
      Costs and expenses:
        Cost of operations                       1,406,434    1,319,455   1,228,355
       Selling, general and administrative
          expenses                                 314,837      286,086     283,432
        Depreciation and amortization (includes
          $13,670, $16,369 and $16,285 related to
          fair value adjustments)                   55,469       55,995      54,082
      -----------------------------------------------------------------------------
      Earnings from operations                     183,510      146,740     130,926
      Interest expense                              43,455       42,747      45,217
      Other income, net                             12,088        3,261       2,583
      -----------------------------------------------------------------------------
      Earnings before income tax expense
        and extraordinary item                     152,143      107,254      88,292
      Income tax expense (Note 7)                   54,205       40,201      34,070
      -----------------------------------------------------------------------------
      Earnings before extraordinary item            97,938       67,053      54,222
      Extraordinary item - early extinguishment
        of debt, net of tax benefit (Note 9)           -            -        (7,417)
      -----------------------------------------------------------------------------
      Net earnings                              $   97,938   $   67,053  $   46,805
      =============================================================================
      Net earnings per common share -
          basic (Note 6):
        Earnings before extraordinary item      $     1.88   $     1.19  $     0.92
        Extraordinary item - early extinguishment
          of debt                                       -            -        (0.13)
      -----------------------------------------------------------------------------
      Net earnings per common share - basic     $     1.88   $     1.19  $     0.79
      =============================================================================
      Net earnings per common share -
          diluted (Note 6):
        Earnings before extraordinary item      $     1.82   $     1.15  $     0.88
        Extraordinary item - early extinguishment
          of debt                                       -            -        (0.12)
      -----------------------------------------------------------------------------
      Net earnings per common share - diluted   $     1.82   $     1.15  $     0.76
      =============================================================================

      See accompanying notes to consolidated financial statements.

/TABLE



                          CONSOLIDATED STATEMENTS OF CASH FLOWS

      ------------------------------------------------------------------------------
      (Dollars in thousands)
                                                       Year Ended December 31,
                                             ---------------------------------------
                                                       1998        1997         1996
      ------------------------------------------------------------------------------
      Cash flows from operating activities:
        Net earnings                               $ 97,938    $ 67,053     $ 46,805
        Adjustments to reconcile net earnings to
         net cash provided by operating activities:
         Net loss on early extinguishment of debt      -            -          7,417
         Depreciation of property, plant and
           equipment                                 43,409      43,935       42,022
         Amortization of intangible and other assets 12,060      12,060       12,060

         Noncash interest expense                     2,107       1,297        2,042
         Increase in receivables                    (30,189)    (10,558)      (7,301)
         Increase in inventories                    (20,336)     (5,939)     (11,430)
         (Increase) decrease in prepaid expenses and
          intangible and other assets                (3,055)      3,655       13,695
         Increase (decrease) in accounts payable,
          accrued interest expense and other accrued
          expenses                                   29,704      (7,405)      33,710
         Increase (decrease) in net deferred tax
          liabilities                                 2,624      (8,056)      (7,972)
         Increase (decrease) in other long-term
          liabilities                                (2,956)      7,669      (15,628)
      ------------------------------------------------------------------------------
        Net cash provided by operating activities   131,306     103,711      115,420
      ------------------------------------------------------------------------------
      Cash flows from investing activities:
        Proceeds from the disposal of assets          1,233         732        2,766
        Additions to property, plant and equipment  (44,358)    (40,004)     (40,344)
      ------------------------------------------------------------------------------
        Net cash used by investing activities       (43,125)    (39,272)     (37,578)
      ------------------------------------------------------------------------------
      Cash flows from financing activities:
        Payments for debt issuance costs             (1,684)     (3,342)      (4,467)
        Additions to long-term debt                 218,000     220,000      380,000
        Payments of long-term debt                 (295,800)   (124,800)    (530,279)
        Proceeds from the sale of common stock         -            -         81,292
        Proceeds from the issuance of common stock    3,192      10,734        9,290
        Payment for the repurchase and retirement
          of common stock                               -      (168,056)         -
        Purchase of treasury stock                  (10,943)        -            -
        Payments for the repurchase of common
          stock warrants                                -        (5,187)     (19,961)
        Payments for common stock offering expenses
          of selling shareholders                       -          (879)        (764)
      ------------------------------------------------------------------------------
        Net cash used by financing activities       (87,235)    (71,530)     (84,889)
      ------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash
        equivalents                                     946      (7,091)      (7,047)
      Cash and cash equivalents at beginning of
        period                                       12,274      19,365       26,412
      ------------------------------------------------------------------------------
      Cash and cash equivalents at end of period   $ 13,220    $ 12,274     $ 19,365
      ==============================================================================
      Supplemental Disclosure:
        Cash payments for income taxes, net        $ 49,889    $ 40,639     $ 33,126
      ==============================================================================
        Cash payments for interest                 $ 42,974    $ 40,707     $ 37,960
      ==============================================================================


      See accompanying notes to consolidated financial statements.

/TABLE




                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


      ---------------------------------------------------------------------------------
      (Dollars in thousands)           Common    Paid-In   Retained   Treasury
                                        Stock    Capital   Earnings      Stock    Total
      ---------------------------------------------------------------------------------
      Balance December 31, 1995       $50,120   $218,156   $ 32,880   $    -   $301,156
      Net earnings                                           46,805              46,805
      Common stock activity:
       Sale of common stock
          - 10,000,000 shares          10,000     71,292                         81,292
       Stock option grants and
          exercises (Note 6)               85      2,309                          2,394
       Warrant exercises - 1,227,052
          shares                        1,227      7,522                          8,749
       Warrant purchases - 3,578,399
          shares                                 (19,961)                       (19,961)
      Common stock offering expenses of
        selling shareholders                        (764)                          (764)
      Foreign currency translations                             (14)                (14)
      ---------------------------------------------------------------------------------
      Balance December 31, 1996        61,432    278,554     79,671        -    419,657
      Net earnings                                           67,053              67,053
      Common stock activity:
        Repurchase of common stock
          - 10,842,299 shares         (10,842)  (157,214)                      (168,056)
        Stock option exercises (Note 6)   174      1,302                          1,476
        Warrant exercises - 1,298,498
          shares                        1,298      7,960                          9,258
        Warrant purchases - 650,071
          shares                                  (5,187)                        (5,187)
        Retirement of common stock
          - 58,824 shares                 (59)        59                            -
      Common stock offering expenses
        of selling shareholders                     (879)                          (879)
      ---------------------------------------------------------------------------------
      Balance December 31, 1997        52,003    124,595    146,724      -      323,322
      Net earnings                                           97,938              97,938
      Common stock activity:
        Stock option exercises (Note 6)   274      2,918                          3,192
        Purchase of treasury stock
          - 525,000 shares                                            (10,943)  (10,943)
      ---------------------------------------------------------------------------------
      Balance December 31, 1998       $52,277   $127,513   $244,662  $(10,943) $413,509
      =================================================================================

      See accompanying notes to consolidated financial statements.
/TABLE

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (Dollars in thousands except per share data)


 1. The Company

    Furniture Brands International, Inc. (referred to herein as the "Company")is the largest home furniture manufacturer in the United States. During the year ended December 31, 1998, the Company had three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

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

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 1998, 1997 and 1996 were 52-week, 53-week and 52-week years, respectively.

   Cash and Cash Equivalents

   The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Short-term investments are recorded at amortized cost, which approximates market.

   Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market.

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

   Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they were entered into recently and/or accrue interest at rates which generally fluctuate with interest rate trends.

     Interest rate swap agreements used by the Company to fix the interest rate on a portion of its floating rate long-term debt are accounted for on the accrual basis. Amounts to be paid or received under the interest rate swap agreements are recognized in income as adjustments to interest

 expense. The book value of the interest rate swap agreements at December 31, 1998 exceeded the fair value by approximately $5.5 million. The fair value of the interest rate swap agreements is based upon market quotes from the counterparties.

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

   Reclassification

   Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

 3. Inventories

     Inventories are summarized as follows:

        --------------------------------------------------------------------------
                                                         December 31,   December 31,
                                                                1998           1997
         --------------------------------------------------------------------------
         Finished products                                  $122,993       $118,385
         Work-in-process                                      57,915         53,536
         Raw materials                                       126,474        115,125
         --------------------------------------------------------------------------
                                                            $307,382       $287,046
         ==========================================================================



 4. Intangible Assets

         Intangible assets include the following:
         --------------------------------------------------------------------------
                                                         December 31,   December 31,
                                                                1998           1997
         --------------------------------------------------------------------------
         Intangible assets, at cost:
           Reorganization value in excess of amounts
                allocable to identifiable assets            $146,063       $146,063
           Trademarks and trade names                        156,828        156,828
           Excess of cost over net assets acquired            93,110         93,110
         --------------------------------------------------------------------------
                                                              396,001        396,001
         Less accumulated amortization                         79,003         65,452
         ---------------------------------------------------------------------------
                                                             $316,998       $330,549
         ===========================================================================


      5. Long-Term Debt

         Long-term debt consists of the following:

         --------------------------------------------------------------------------
                                                         December 31,   December 31,
                                                                1998           1997
         --------------------------------------------------------------------------
         Secured credit agreement:
           Revolving credit facility                        $370,000       $235,000
           Term loan facility                                200,000        200,000
         Receivables securitization facility                     -          220,000
         Other                                                19,200         12,800
         --------------------------------------------------------------------------
                                                            $589,200       $667,800
         ==========================================================================

    The following discussion summarizes certain provisions of the long-term debt.

    Secured Credit Agreement

    The Secured Credit Agreement consists of a revolving credit facility and a term loan facility. The revolving credit facility is a five-year facility with an initial commitment of $475,000. On July 14, 1998, the Company terminated its Receivable Securitization Facility. On this date the Company also amended its Secured Credit Agreement to increase the revolving credit facility commitment to $600,000 from $475,000 and to eliminate the interim commitment reduction dates. The revolving credit facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

    Under the letter of credit facility, a fee of 0.875% per annum
 (subject to reduction based upon the Company achieving certain leverage ratios) is assessed for the account of the lenders ratably. A further fee of 0.125% is assessed on standby letters of credit representing a facing fee. A customary administrative charge for processing letters of credit is also payable to the relevant issuing bank. Letter of credit fees are payable quarterly in arrears.


    Cash borrowings under the revolving credit facility bear interest at a base rate or at London Interbank Offered Rate (LIBOR) plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and LIBOR is subject to adjustment based upon achieving certain leverage ratios. At December 31, 1998, all loans outstanding under the revolving credit facility were based on the LIBOR rate, for a weighted average interest rate of 5.85%.

   At December 31, 1998, there were $370,000 of cash borrowings and $40,970 in letters of credit outstanding under the revolving credit facility, leaving an excess of $189,030 available under the facility.

    The revolving credit facility has no mandatory principal payments; however, the commitment matures on September 15, 2001. In addition, the facility requires principal payments from a portion of the net proceeds realized from (i) the sale, conveyance or other disposition of collateral securing the debt, or (ii) the sale by the Company for its own account of additional subordinated debt and/or shares of its preferred and/or common stock.

    On June 27, 1997, the Company amended the Secured Credit Agreement to include a new term loan facility of $200,000. The term loan facility is a non-amortizing ten-year facility, bearing interest at a base rate plus 0.75% or at LIBOR rate plus 1.75%, depending upon the type of loan the Company executes. At December 31, 1998, all loans outstanding under the term loan facility were based on the LIBOR rate for an interest rate of 6.75%.

    The common stock of the Company's principal subsidiaries and substantially all of the Company's assets have been pledged or mortgaged as security for the Secured Credit Agreement. (Due to achieving certain leverage ratio requirements as of December 31, 1998, the mortgages on the Company's property, plant and equipment have been released.) The Secured Credit Agreement defines events of default and contains a number of restrictive covenants , including covenants limiting capital expenditures and incurrence of debt, and requires the Company to achieve certain financial ratios, some of which become more restrictive over time.

    Other

    Other long-term debt consists of various industrial revenue bonds with interest rates ranging from approximately 4.0% to 9.0%. Mandatory principal payments are required through 2004.

   Interest Rate Swap Agreements

   The Company has entered into various interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. The following table summarizes the terms of the interest rate swap agreements in effect during 1998.


                Notional Amount     Maturity Date     Fixed Rate     Floating Rate
          --------------------------------------------------------------------------
                       $100,000     February 1999          5.14%     3-month LIBOR
                       $200,000     February 1999          5.14%     3-month LIBOR
                       $300,000      January 2002          5.50%     3-month LIBOR

    The swap agreements effectively convert the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties the fixed rate and receives payments based upon the floating rate. The Company is exposed to credit loss in the event of nonperformance by the counterparties; however, nonperformance is not anticipated.

    Other Information

    Maturities of long-term debt are $0, $0, $370,000, $0 and $0 for years 1999 through 2003, respectively.

 6. Common Stock

    The Company's restated certificate of incorporation includes authorization to issue up to 100.0 million shares of common stock with a $1.00 per share stated value. As of December 31, 1998, 52,277,066 shares
 of common stock were issued and outstanding.   It is not presently
 anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends.

    In October 1998, the Board of Directors authorized the repurchase of up to $30,000 of the Company's common stock over the next twelve months. As of December 31, 1998, the Company has repurchased 525,000 shares for $10,943.

    Shares of common stock were reserved for the following purposes at December 31, 1998:

          -------------------------------------------------------------------------
                                                                            Number
                                                                         of Shares
          -------------------------------------------------------------------------
          Common stock options:
            Granted                                                      4,018,581
            Available for grant                                            830,609
          -------------------------------------------------------------------------
                                                                         4,849,190
          =========================================================================


      Under the Company's 1992 Stock Option Plan, certain key employees may be granted nonqualified options, incentive options or combinations thereof. Nonqualified and incentive options may be granted to expire up to ten years after the date of grant. Options granted become exercisable at varying dates depending upon the passage of certain time periods.

      The 1992 Stock Option Plan authorizes grants of options to purchase common shares at less than fair market value on the date of grant.
 During 1996, option grants totaling 217,978 common shares were made by the Company at less than market value. These options were issued to Thomasville employees as compensation for forfeited deferred compensation

 plans due to the acquisition; therefore, the cost of issuing the options at less than market value was included in determining the excess of cost over net assets acquired.

     Changes in options granted and outstanding are summarized as follows:


           ------------------------------------------------------------------------
                                                  Year Ended December 31,
                              ------------------------------------------------------
                                    1998                 1997              1996
                              ------------------   ----------------   --------------
                                         Average            Average          Average
                                Shares     Price   Shares     Price   Shares   Price
            ------------------------------------------------------------------------
            Beginning of
              period         3,897,930    $ 7.48 3,859,476   $ 6.63 2,498,000  $4.75
            Granted            436,500     23.02   292,500    16.36 1,620,926   9.14
            Exercised         (273,546)     4.81  (173,964)    3.93   (85,050)  3.99
            Cancelled          (42,303)     5.56   (80,082)    6.62  (174,400)  4.29
            ------------------------------------------------------------------------
            End of period    4,018,581    $ 9.37 3,897,930   $ 7.48 3,859,476  $6.63
            ========================================================================
            Exercisable at
              end of period  2,261,639           1,979,287          1,473,600
            ========================================================================
            Weighted average
              fair value of
              options granted              $11.04             $ 7.54           $4.79
            ========================================================================

      Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have been as follows:


            ------------------------------------------------------------------------
                                                       Year Ended December 31,
                                       ---------------------------------------------
                                                1998          1997         1996
            ------------------------------------------------------------------------
            Net earnings
              As reported                     $97,938       $67,053      $46,805
              Pro forma                        96,180        65,907       46,112

            Net earnings per share - basic
              As reported                     $  1.88       $  1.19      $  0.79
              Pro forma                          1.85          1.17         0.78

            Net earnings per share - diluted
              As reported                     $  1.82       $  1.15      $  0.76
           Pro forma                             1.80          1.13         0.75


      The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.50%, 6.00% and 6.00% in 1998, 1997 and 1996, respectively; expected dividend yield of 0% for all years; expected life of 7 years for all years and expected volatility of 35%, 30% and 31% for 1998, 1997 and 1996, respectively.

      Summarized information regarding stock options outstanding and exercisable at December 31, 1998 follows:



           ------------------------------------------------------------------------------
                                         Outstanding                      Exercisable
                               ----------------------------------  ----------------------
            Range of                             Average  Average                 Average
            Exercise Prices    Shares   Contractual Life    Price      Shares       Price
            -----------------------------------------------------------------------------
            Up to $10       2,584,581                4.4   $ 5.63   1,921,139      $ 5.10
            $10 - $20       1,042,500                6.9    12.72     329,500       12.26
            Over  $20         391,500                8.1    25.17      11,000       21.00
            -----------------------------------------------------------------------------
                            4,018,581                5.4   $ 9.37   2,261,639      $ 6.22
            =============================================================================


       Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a reconciliation of the numerator anddenominator of the net earnings per common share calculations for all periods presented. The numerator for basic and diluted net earnings per common share is net earnings for all periods presented. The denominator for basic and diluted net earnings per common share for 1998, 1997 and 1996 follows:


            --------------------------------------------------------------------------
                                                    Year Ended December 31,
                                          --------------------------------------------
                                                          1998        1997        1996
            --------------------------------------------------------------------------
            Weighted average shares used for
              basic net earnings per common share   52,095,451  56,438,465  59,172,153
            Effect of dilutive securities:
              Stock options                          1,713,515   1,447,624   1,052,852
              Warrants                                   -         587,105   1,721,448
            --------------------------------------------------------------------------
            Weighted average shares used for
              diluted net earnings per common share 53,808,966  58,473,194  61,946,453
            ==========================================================================

      At December 31, 1996, the Company had outstanding approximately 2.0 million warrants to purchase common stock at $7.13 per share. The warrants, which included a five-year call protection which expired on August 3, 1997, were redeemed on August 15, 1997.

 7.   Income Taxes


      Income tax expense was comprised of the following:



            ---------------------------------------------------------------------------
                                                       Year Ended December 31,
                                            -------------------------------------------
                                                        1998         1997         1996
            ---------------------------------------------------------------------------
            Current:
              Federal                                $46,257      $43,680      $40,870
              State and local                          5,324        4,577        4,014
            ---------------------------------------------------------------------------
                                                      51,581       48,257       44,884
            Deferred                                   2,624       (8,056)     (10,814)
            ---------------------------------------------------------------------------
                                                     $54,205      $40,201      $34,070
            ===========================================================================


         The following table reconciles the differences between the federal corporate statutory rate and the Company's effective income tax rate:


            --------------------------------------------------------------------------
                                                       Year Ended December 31,
                                          --------------------------------------------
                                                          1998         1997       1996
            --------------------------------------------------------------------------
            Federal corporate statutory rate              35.0%        35.0%      35.0%
            State and local income taxes, net of
              federal tax benefit                          1.8          2.3        2.3
            Amortization of excess reorganization value    1.7          2.4        2.9
            Other                                         (2.9)        (2.2)      (1.6)
            --------------------------------------------------------------------------
            Effective income tax rate                     35.6%        37.5%      38.6%
            ==========================================================================


       The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:



           --------------------------------------------------------------------------
                                                            December 31,   December 31,
                                                                   1998           1997
            --------------------------------------------------------------------------
            Deferred tax assets:
              Expense accruals                                 $ 20,296       $ 18,855
              Valuation reserves                                  6,737          8,190
            Employee postretirement benefits other
                than pensions                                     3,134          3,648
              Inventory costs capitalized                         3,429          3,367
              Employee pension plans                              2,139          1,109
              Other                                               1,648          2,208
            --------------------------------------------------------------------------
                Total gross deferred tax assets                  37,383         37,377
              Valuation allowance                                   -              -
            --------------------------------------------------------------------------
                Total net deferred tax assets                    37,383         37,377
            Deferred tax liabilities:
              Fair value adjustments                            (73,867)       (76,558)
              Depreciation                                       (7,924)        (5,535)
              Fair market value adjustments                      (7,421)        (4,631)
              Other                                             (10,327)       (10,185)
            --------------------------------------------------------------------------
                Total deferred tax liabilities                  (99,539)       (96,909)
            --------------------------------------------------------------------------
                Net deferred tax liabilities                   $(62,156)      $(59,532)
            ==========================================================================


       The net deferred tax liabilities are included in the consolidated balance sheet as follows:



                                                         December 31,   December 31,
                                                                1998           1997
            -----------------------------------------------------------------------
            Prepaid expenses and other current assets       $ 24,914       $ 19,214
            Other long-term liabilities                      (87,070)       (78,746)
            -----------------------------------------------------------------------
                                                            $(62,156)      $(59,532)
            =======================================================================


 8.   Employee Benefits

      The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 1998, 1997 and 1996 was $7,773, $8,412 and $9,450, respectively.

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


          ---------------------------------------------------------------------------
                                                              December 31, December 31,
                                                                     1998         1997
           ---------------------------------------------------------------------------
            Change in projected benefit obligation:
              Projected benefit obligation - beginning of year   $273,487     $262,667
              Service cost                                          7,419        7,120
              Interest cost                                        19,856       19,026
              Actuarial gain                                          168           57
              Benefits paid                                       (16,432)     (15,383)
           ---------------------------------------------------------------------------
                Projected benefit obligation - end of year       $284,498     $273,487
           ---------------------------------------------------------------------------
            Change in plan assets:
              Fair value of plan assets - beginning of year      $306,797     $279,054
              Actual return on plan assets                         41,591       42,531
              Employer contributions                                  585          595
              Benefits paid                                       (16,432)     (15,383)
            --------------------------------------------------------------------------
                Fair value of plan assets - end of year          $332,541     $306,797
            --------------------------------------------------------------------------
              Funded status                                      $ 48,043     $ 33,310
              Unrecognized net gain                               (49,236)     (33,558)
              Unrecognized prior service cost                         975          978
            --------------------------------------------------------------------------
                Prepaid (accrued) pension cost                   $   (218)    $    730
            ==========================================================================

      Net periodic pension cost for 1998, 1997 and 1996 included the following components:


            --------------------------------------------------------------------------
                                                                Year Ended December 31,
                                                              ------------------------
                                                                1998     1997     1996
            --------------------------------------------------------------------------
            Service cost-benefits earned during the period   $ 7,419 $  7,120 $  6,792
            Interest cost on the projected benefit obligation 19,856   19,026   18,102
            Expected return on plan assets                   (25,464) (23,115) (20,886)
            Net amortization and deferral                       (224)     212      246
            --------------------------------------------------------------------------
            Net periodic pension cost                        $ 1,587 $  3,243 $  4,254
            ==========================================================================

      Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

      The expected long-term rate of return on plan assets was 8.5% in 1998, 1997 and 1996. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25% and a long-term rate of compensation increase of 4.5% for all years presented.

      Other Retirement Plans and Benefits

      In addition to defined benefit plans, the Company makes contributions to defined contribution plans and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

 9.  Extraordinary Item - Early Extinguishment of Debt

     In conjunction with the September 6, 1996 refinancing of the Secured Credit Agreement, the Company charged to results of operations $7,417, net of tax benefit of $4,469, representing the deferred financing fees and expenses pertaining to the refinanced facility. The charge was recorded as an extraordinary item.

 10.  Commitments and Contingent Liabilities

      Certain of the Company's real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $16,537, $15,699 and $14,758 for 1998, 1997 and 1996, respectively.
 Annual minimum payments under operating leases are $12,980, $9,600, $6,577, $5,352 and $4,111 for 1999 through 2003, respectively.

      The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.


 11.   Quarterly Financial Information (Unaudited)

       Following is a summary of unaudited quarterly information:



            --------------------------------------------------------------------------------
                                            Fourth       Third            Second       First
                                           Quarter     Quarter           Quarter     Quarter
            --------------------------------------------------------------------------------
            Year ended December 31, 1998:
              Net sales                   $497,628    $487,178          $470,146    $505,298
              Gross profit                 130,996     128,258           125,435     130,823
              Net earnings                $ 24,669    $ 30,548          $ 21,107    $ 21,614

              Net earnings per
               common share:
                Basic                     $   0.48    $   0.58          $   0.40    $   0.41
                Diluted                   $   0.46    $   0.57          $   0.39    $   0.40

             Common stock price
              range:
                High                      $     27 1/4  $     30 11/16   $     33 11/16  $   32 9/16
                Low                       $     13 1/2  $     19 1/2     $     23 1/16   $   19 9/16
            ===================================================================================
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

              Common stock price
               range:
                High                      $     21 1/8$     21           $     19 3/8 $    15 7/8
                Low                       $     15 7/8$     17 1/2       $     14 3/8 $    13 7/8
                =============================================================================



       The Company has not paid cash dividends on its common stock during the three years ended December 31, 1998. The closing market price of the Company's common stock on December 31, 1998 was $27.25 per share.


 Item 9.  Changes in and Disagreements With Accountants on Accounting and
 ------------------------------------------------------------------------
 Financial Disclosure
 ---------------------


     Not applicable.






                                         PART III
                                         --------

 Item 10. Directors and Executive Officers of the Registrant
 -----------------------------------------------------------

     The section entitled "Nominees" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1999 is incorporated herein by reference.

 Executive Officers of the Registrant

                                                                  Current      Appointed
          Name               Age   Position                      Positions     or Elected
          ----               ---   --------                      ---------     ----------

      *Wilbert G. Holliman   61    President of the Subsidiary -
                                    Action Industries, Inc.                      1989
                                   Chief Executive Officer of
                                    the Subsidiary - Action
                                    Industries, Inc.                             1994
                                   Director                          X           1996
                                   President                         X           1996
                                   Chief Executive Officer           X           1996
                                   Chairman of the Board             X           1998

      *Richard B. Loynd     71     Chairman of the Board of the
                                   Former Subsidiary - Converse Inc.             1982
                                   Vice-President                                1987
                                   Director                          X           1987
                                   President                                     1989
                                   Chief Operating Officer                       1989
                                   Chief Executive Officer                       1989
                                   Chairman of the Board                         1990
                                   Chairman of the Executive
                                    Committee                        X           1998

       John T. Foy          51     President and Chief Executive
                                     Officer of the Subsidiary -
                                     Action Industries, Inc.         X           1996

       Brent B. Kincaid     67     President and Chief Executive
                                     Officer of the Subsidiary -
                                     Broyhill Furniture Industries,
                                     Inc.                                        1992
                                   Director                          X           1997

       Christian J. Pfaff   50     President and Chief Executive
                                     Officer of the Subsidiary -
                                     Thomasville Furniture Industries,
                                     Inc.                            X           1997

       Dennis R. Burgette   51     President and Chief Executive
                                     Officer of the Subsidiary -
                                     Broyhill Furniture Industries,
                                     Inc.                            X           1999

       David P. Howard      48     Controller                                    1990
                                   Vice-President                    X           1991
                                   Chief Financial Officer           X           1994
                                   Treasurer                         X           1996

       Lynn Chipperfield    47     General Counsel                   X           1993
                                   Vice-President and
                                     Secretary                       X           1996

       Steven W. Alstadt    44     Controller                        X           1994
                                   Chief Accounting Officer          X           1994
      --------------------------------
      * Member of the Executive Committee


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


 Item 11.  Executive Compensation
 --------------------------------

   The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1999 are incorporated herein by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management
 ------------------------------------------------------------------------

   The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 1999, is incorporated herein by reference.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

     None.


                                     PART IV
                                     -------


 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
 ---------------------------------------------------------------------------

  (a)   List of documents filed as part of this report:

     1.   Financial Statements:

          Consolidated balance sheets, December 31, 1998 and 1997

          Consolidated statements of operations for each of the years in the three-year period ended December 31, 1998

          Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1998

          Consolidated statements of shareholders' equity for each of the years in the three-year period ended December 31, 1998

          Notes to consolidated financial statements

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

          3(b) By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

          3(c) Rights Agreement, dated as of July 30, 1998, between the Company and Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4(b) to Furniture Brands International, Inc.'s Quarterly report on Form 10-Q for the quarter ended June 30, 1998.)

           3(d) Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company.


                 (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1998.)

          4(a) Credit Agreement, dated as of November 17, 1994, as amended and restated as of December 29, 1995; September 6, 1996; June 27, 1997; and July 14, 1998 among the Company, Broyhill Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais New York Branch, as Documentation Agent, Nationsbank, N.A., as Syndication Agent and Bankers Trust Company, as Administrative Agent. (Incorporated by reference to Exhibit 4(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

          4(b) Agreement to furnish upon request of the Commission copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1981.)

         10(a) Furniture Brands International, Inc.'s 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s S-8 Registration Statement, No. 333-39355.)

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

         10(e) First Amendment to Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

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

         10(h) Thomasville Furniture Industries, Inc. Executive Incentive Plan (Incorporated by reference to Exhibit 10(j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

        10(i) Employment Agreement, dated as of April 29, 1997, between Action Industries, Inc. and John T. Foy. (Incorporated by reference to
                Exhibit 10(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)


        10(j) Employment Agreement, dated as of January 1, 1999, between the Company and Wilbert G. Holliman.

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

        10(o) Employment Agreement, dated as of January 29, 1998, between Thomasville Furniture Industries, Inc. and Christian J. Pfaff. (Incorporated by reference to Exhibit 10(o) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

        10(p) Employment Agreement, dated as of January 1, 1999, between Broyhill Furniture Industries, Inc. and Dennis R. Burgette.

        10(q) Consulting Agreement, dated as of May 15, 1995, and Addendum thereto, dated January 29, 1998, between Broyhill Furniture Industries, Inc. and Brent B. Kincaid. (Incorporated by reference to Exhibit 10(q) to Furniture Brands International, Inc's Annual Report on Form 10-K for the year ended December 31, 1997.)

        10(r)   Form of Agreement Not To Compete between the Company and Wilbert
                G. Holliman, Dennis R. Burgette, John T. Foy, Christian J. Pfaff, David P. Howard, Lynn Chipperfield and Steven W. Alstadt.

        21      List of Subsidiaries of the Company

        23      Consent of KPMG LLP

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

        99(e) Amendment to Tax Sharing agreement, dated as of February 21, 1996, between the Company and Converse Inc. (Incorporated by reference to Exhibit 99(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

      (b)   Reports on Form 8-K.

            A Form 8-K was not required to be filed during the quarter ended December 31, 1998.

         SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE
         SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.



                     FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements and Schedule




                                                                        Page
                                                                         No.
                                                                       ------
      Consolidated Financial Statements:

        Consolidated Balance Sheets as of December 31, 1998 and 1997    18

        Consolidated Statements of Operations for each of the years in
          the three year period ended December 31, 1998                 19

        Consolidated Statements of Cash Flows for each of the years
          in the three year period ended December 31, 1998              20

        Consolidated Statements of Shareholders' Equity for each of
          the years in the three-year period ended December 31, 1998    21

        Notes to Consolidated Financial Statements                      22

        Financial Statement Schedule                                    38

        Independent Auditors' Report                                    40

      Consolidated Financial Statement Schedules:
                                                          Schedule
                                                          --------
        Valuation and qualifying accounts                   II          39





                                                                             Schedule II
                                                                             ----------

                                                   FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
                                                      Valuation and Qualifying Accounts




                                                                            (Dollars in Thousands)
                                               --------------------------------------------------------------------------------
                                                                   Additions
                                                 Balance at        Charged to        Deductions                      Balance at
                                                 Beginning         Costs and           from            Acquired        End of
        Description                              of Period         Expenses          Reserves           Company        Period
        -----------                              ---------         -----------       ----------       ----------     ----------

        Year Ended December 31, 1998
        ----------------------------
          Allowances deducted from
          receivables on balance sheet:
             Allowance for doubtful accounts     $11,765           $ 5,054            $ (1,526)(a)     $   -         $15,293
             Allowance for cash discounts/
               chargebacks                         2,028             1,555                (543)(b)         -           3,040
                                                 -------           -------            --------         --------      --------
                                                 $13,793           $ 6,609            $ (2,069)        $   -         $18,333
                                                 =======           =======            ========         ========      ========

        Year Ended December 31, 1997
        ----------------------------
          Allowances deducted from
          receivables on balance sheet:
             Allowance for doubtful accounts     $17,054           $ 5,098            $(10,387)(a)     $   -         $11,765
             Allowance for cash discounts/
                chargebacks                        2,070               754                (796)(b)         -           2,028
                                                 -------           -------            ---------        --------      --------
                                                 $19,124           $ 5,852            $(11,183)        $   -         $13,793
                                                 =======           =======            =========        ========      ========

        Year Ended December 31, 1996
        -----------------------------
          Allowances deducted from
          receivables on balance sheet:
            Allowance for doubtful accounts      $17,961           $ 6,179            $(10,436)(a)     $ 3,350 (c)   $17,054
            Allowance for cash discounts/
              chargebacks                          2,763               689             (1,382)(b)          -           2,070
                                                 -------           -------            --------         --------      --------
                                                 $20,724           $ 6,868            $(11,818)        $ 3,350       $19,124
                                                 =======           =======            ========         ========      =======


        (a)  Uncollectible accounts written off, net of recoveries.
        (b)  Cash discounts taken by customers and claims allowed to customers.
        (c)  Subsequent purchase accounting adjustment for acquired company.

        See accompanying independent auditors' report.

                               INDEPENDENT AUDITORS' REPORT




 The Board of Directors and Shareholders
 Furniture Brands International, Inc.:


     We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, cash flows, and the related financial statement schedule for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        KPMG LLP


 St. Louis, Missouri
 January 29, 1999






                                         SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Furniture Brands International, Inc.
                                                     (Registrant)
                                         By /s/ Wilbert G. Holliman
                                         ----------------------------------
                                          Wilbert G. Holliman
                                           Chairman of the Board,
                                              President and Chief
                                              Executive Officer

 Date:  March 29, 1999


      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.


            Signature                                      Title
            ---------                                      -----

      /s/Wilbert G. Holliman                      President and Director
      (Wilbert G. Holliman)                       (Principal Executive Officer)

      /s/ Katherine Button Bell                    Director
      (Katherine Button Bell)

      /s/ Bruce A. Karsh                           Director
      (Bruce A. Karsh)

      /s/ Brent B. Kincaid                         Director
      (Brent B. Kincaid)

      /s/ Donald E. Lasater                        Director
      (Donald E. Lasater)

      /s/ Lee M. Liberman                          Director
      (Lee M. Liberman)

      /s/ Richard B. Loynd                         Director
      (Richard B. Loynd)

      /s/ Malcolm Portera                          Director
      (Malcolm Portera)

      /s/ Albert E. Suter                          Director
      (Albert E. Suter)

      /s/ David P. Howard                          Vice-President and Treasurer
      (David P. Howard)                            (Principal Financial
                                                       Officer)

      /s/ Steven W. Alstadt                        Controller
      (Steven W. Alstadt)                          (Principal Accounting
                                                       Officer)