Form 10-Q
period 1999-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 1999-05-12
CIK 50957

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549



           (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1999 or
                                          --------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                          -----------     -----------

           Commission file number I-91
                                  ----


                           Furniture Brands International, Inc.
      ------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                  Delaware                                      43-0337683
      -------------------------------------             ------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       101 South Hanley Road, St. Louis, Missouri                63105
      -------------------------------------------       ------------------------
      (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code      (314) 863-1100
                                                        -----------------------

      -------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                      Yes  X      No
                                                         -------     --------





                          APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        51,390,470 Shares as of April 30, 1999
                        --------------------------------------





                              PART I FINANCIAL INFORMATION
                              ----------------------------


      Item 1.  Financial Statements

      Consolidated Financial Statements for the quarter ended March 31, 1999.

              Consolidated Balance Sheets

              Consolidated Statements of Operations:

                 Three Months Ended March 31, 1999
                 Three Months Ended March 31, 1998

              Consolidated Statements of Cash Flows:

                 Three Months Ended March 31, 1999
                 Three Months Ended March 31, 1998

              Notes to Consolidated Financial Statements

    Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

    The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


                            FURNITURE BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)
                                         (Unaudited)


                                                            March 31, December 31,
                                                                1999         1998
                                                            --------  -----------
     ASSETS

     Current assets:
       Cash and cash equivalents......................  $      5,428  $    13,220
       Receivables, less allowances of $20,325
         ($18,333 at December 31, 1998)...............       356,747      324,164
       Inventories.........................(Note 1)...       299,816      307,382
       Prepaid expenses and other current assets......        32,421       31,107
                                                         -----------   ----------
         Total current assets.........................       694,412      675,873
                                                         -----------   ----------

     Property, plant and equipment....................       508,994      499,913
       Less accumulated depreciation..................       217,611      206,136
                                                         -----------    ---------
         Net property, plant and equipment............       291,383      293,777
                                                         -----------    ---------

     Intangible assets................................       313,610      316,998
     Other assets.....................................        15,891       16,556
                                                         -----------    ---------
                                                        $  1,315,296  $ 1,303,204
                                                         ===========   ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accrued interest expense.......................  $      5,504  $     5,608
       Accounts payable and other accrued expenses....       171,193      161,117
                                                         -----------   ----------
         Total current liabilities....................       176,697      166,725
                                                         -----------   ----------

     Long-term debt...................................       578,400      589,200
     Other long-term liabilities......................       132,763      133,770

     Shareholders' equity:
       Preferred stock, authorized 10,000,000
         shares, no par value - issued, none..........           -            -
       Common stock, authorized 100,000,000 shares,
         $1.00 stated value - issued 52,277,066
         shares at March 31, 1999 and
         December 31, 1998............................        52,277       52,277
       Paid-in capital................................       124,710      127,513
       Retained earnings..............................       272,369      244,662
       Treasury stock at cost - 987,355 shares at
         March 31, 1999 (525,000 shares at
         December 31, 1998)...........................       (21,920)     (10,943)
                                                         -----------   ----------
         Total shareholders' equity...................       427,436      413,509
                                                         -----------   ----------
                                                        $  1,315,296  $ 1,303,204
                                                         ===========   ==========
     See accompanying notes to consolidated financial statements.

                          FURNITURE BRANDS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share data)
                                      (Unaudited)


                                                      Three Months  Three Months
                                                             Ended         Ended
                                                          March 31,     March 31,
                                                              1999          1998
                                                       -----------    ----------

      Net sales...................................... $    533,902 $     505,298

      Costs and expenses:
        Cost of operations...........................      381,697       364,068

        Selling, general and administrative expenses.       84,056        81,470

        Depreciation and amortization................       14,968        14,837
                                                       -----------   ------------
      Earnings from operations.......................       53,181        44,923

      Interest expense...............................        9,854        11,263

      Other income, net..............................          621           647
                                                       -----------   -----------
      Earnings before income tax expense.............       43,948        34,307

      Income tax expense.............................       16,241        12,693
                                                       -----------   -----------
      Net earnings................................... $     27,707  $     21,614
                                                       ===========   ===========

      Net earnings per common share:

        Basic........................................       $ 0.54        $ 0.41
                                                            ======        ======

        Diluted......................................       $ 0.52        $ 0.40
                                                            ======        ======

      Weighted average common shares outstanding:

        Basic........................................   51,561,368    52,118,527
                                                        ==========    ==========

        Diluted......................................   53,127,433    53,862,107
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


                               FURNITURE BRANDS INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                           (Unaudited)



                                                                   Three Months    Three Months
                                                                          Ended           Ended
                                                                       March 31,       March 31,
                                                                           1999            1998
                                                                   ------------    ------------

        Cash Flows from Operating Activities:
          Net earnings.........................................    $     27,707    $     21,614
          Adjustments to reconcile net earnings to net cash
            provided by operating activities:
              Depreciation of property, plant and equipment....          11,953          11,822
              Amortization of intangible and other assets......           3,015           3,015
              Noncash interest and other expense...............             560             479
              Increase in receivables..........................         (32,583)        (36,531)
              (Increase) decrease in inventories...............           7,566          (8,613)
              Increase in prepaid expenses and other assets....          (1,562)         (1,898)
              Increase in accounts payable, accrued interest
                expense and other accrued expenses.............           9,972          32,099
              Decrease in net deferred tax liabilities.........          (1,279)           (780)
              Increase in other long-term liabilities..........           1,151             881
                                                                    -----------      ----------
          Net cash provided by operating activities............          26,500          22,088
                                                                    ===========      ==========
        Cash Flows from Investing Activities:
          Proceeds from the disposal of assets.................               5               8
          Additions to property, plant and equipment...........          (9,616)         (8,437)
                                                                    -----------      ----------
          Net cash used by investing activities................          (9,611)         (8,429)
                                                                    -----------      ----------
        Cash Flows from Financing Activities:
          Payments of long-term debt...........................         (10,800)        (10,800)
          Proceeds from the issuance of common stock...........             -             1,960
          Purchase of treasury stock...........................         (15,454)            -
          Proceeds from the issuance of treasury stock.........           1,573             -
                                                                    -----------      ----------
          Net cash used by financing activities................         (24,681)         (8,840)
                                                                    -----------      ----------

        Net increase (decrease) in cash and cash equivalents...          (7,792)          4,819
        Cash and cash equivalents at beginning of period.......          13,220          12,274
                                                                    -----------      ----------
        Cash and cash equivalents at end of period.............    $      5,428    $     17,093
                                                                    ===========     ===========
        Supplemental Disclosure:
          Cash payments for income taxes, net..................    $      6,360    $        700
                                                                    ===========     ===========
          Cash payments for interest...........................    $      9,463    $     11,257
                                                                    ===========     ===========


        See accompanying notes to consolidated financial statements.



      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in thousands except per share data)
      (Unaudited)

      (1)  Inventories are summarized as follows:


                                                 March 31,     December 31,
                                                     1999             1998
                                               ----------      -----------

                Finished products             $   127,240      $   122,993
                Work-in-process                    53,349           57,915
                Raw materials                     119,227          126,474
                                               ----------       ----------
                                              $   299,816      $   307,382
                                               ==========       ==========


      (2)   Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                              Three Months     Three Months
                                                     Ended            Ended
                                                  March 31,        March 31,
                                                      1999             1998
                                              ------------     ------------

           Weighted average shares used for
             basic net earnings per common
             share                              51,561,368       52,118,527
           Effect of dilutive securities:
             Stock options                       1,566,065        1,743,580
                                                ----------       ----------
           Weighted average shares used for
             diluted net earnings per common
             share                              53,127,433       53,862,107
                                                ==========       ==========

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

    Comparison of Three Months Ended March 31, 1999 and 1998

    Selected financial information for the three months ended March 31, 1999 and 1998 is presented below:

    ($ in millions except per share data)

                                                       Three Months Ended
                                            ----------------------------------------
                                               March 31, 1999       March 31, 1998
                                            ------------------- --------------------
                                                        % of                 % of
                                            Dollars   Net Sales  Dollars   Net Sales
                                            -------   ---------  -------   ---------
      Net sales                              $533.9     100.0%    $505.3     100.0%
      Cost of operations                      381.7      71.5      364.1      72.1
      Selling, general and administrative
        expenses                               84.0      15.7       81.5      16.1
      Depreciation and amortization            15.0       2.8       14.8       2.9
                                             ------    ------     ------    ------
      Earnings from operations                 53.2      10.0       44.9       8.9
      Interest expense                          9.9       1.9       11.3       2.2
      Other income, net                         0.6       0.1        0.7       0.1
                                             ------    ------     ------    ------
      Earnings before income tax expense       43.9       8.2       34.3       6.8
      Income tax expense                       16.2       3.0       12.7       2.5
                                             ------    ------     ------    ------
      Net earnings                           $ 27.7       5.2%    $ 21.6       4.3%
                                             ======    ======     ======    ======

      Gross profit (1)                       $141.7      26.5%    $130.8      25.9%
                                             ======    ======     ======    ======

      (1) The Company believes that gross profit provides useful information regarding a company's financial performance.  Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   1999       1998
                                                 -------   --------
              Net sales                           $533.9     $505.3
              Cost of operations                   381.7      364.1
              Depreciation (associated with         10.5       10.4
                cost of goods sold)               ------     ------
              Gross profit                        $141.7     $130.8
                                                  ======     ======


    Net sales for the three months ended March 31, 1999 were $533.9 million, compared to $505.3 million in the three months ended March 31, 1998, an increase of $28.6 million or 5.7%. The improved sales performance occurred at each operating company and ranged, in varying degrees, across all product lines.

    Cost of operations for the three months ended March 31, 1999 was $381.7 million compared to $364.1 million for the comparable prior year period. Cost of operations as a percentage of net sales decreased from 72.1% for the three months ended March 31, 1998 to 71.5% for the three months ended March 31, 1999. The decrease reflects improved manufacturing capacity utilization, reduced stock keeping units and ongoing cost reduction programs.

    Selling, general and administrative expenses for the three months ended March 31, 1999 were $84.0 million compared with $81.5 million in the prior year. As a percentage of net sales, selling, general and administrative expenses were 15.7% and 16.1% for the three months ended March 31, 1999 and 1998, respectively. The decrease reflects continued good control of selling, general and administrative expenses.

    Interest expense totaled $9.9 million for the three months ended March 31, 1999 compared to $11.3 million in the prior year comparable period. The decrease in interest expense in the three months ended March 31, 1999 resulted from lower long-term debt levels and reduced interest rates, both resulting from the company's aggressive deleveraging program.

    The effective income tax rate was 37.0% for the three months ended March 31, 1999 and March 31, 1998. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes.

    Net earnings per common share for basic and diluted were $0.54 and $0.52 for the three months ended March 31, 1999, respectively, compared with $0.41 and $0.40 for the same period last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 51,561,000 and 53,127,000, respectively, for the three months ended March 31, 1999 and 52,119,000 and 53,862,000, respectively, for the three months ended
    March 31, 1998.

    FINANCIAL CONDITION

    Working Capital

    Cash and cash equivalents at March 31, 1999 amounted to $5.4 million, compared with $13.2 million at December 31, 1998. During the three months ended March 31, 1999, net cash provided by operating activities totaled $26.5 million, net cash used by investing activities totaled $9.6 million and net cash used by financing activities totaled $24.7 million.


    Working capital was $517.7 at March 31, 1999, compared with $509.1 million at December 31, 1998. The current ratio was 3.9 to 1 at March 31, 1999, compared to 4.1 to 1 at December 31, 1998.

    Financing Arrangements

    As of March 31, 1999, long-term debt consisted of the following, in millions:

               Secured credit agreement:
                 Revolving credit facility              $360.0
                 Term loan facility                      200.0
               Other                                      18.4
                                                        ------
                                                        $578.4
                                                        ======

    To meet short-term capital and other financial requirements, the Company maintains a $600.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At March 31, 1999, there were $360.0 million of cash borrowings outstanding under the revolving credit facility and $42.2 million in letters of credit outstanding, leaving an excess of $197.8 million available under the revolving credit facility.

    The Company believes its Secured Credit Agreement, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

    Year 2000

    The Company has completed a comprehensive review of all software, hardware and equipment that could potentially be affected by the year 2000 issue and adopted a year 2000 plan to meet the needs of its customers and business partners. The results of the review indicate that the Company will be year 2000 compliant well before the year 2000. At this time remediations have been implemented and testing of the remediations is in process. The total cost for year 2000 compliance activity will not be material to the Company's results of operations and financial position. The Company is continuing the process of verifying compliance of critical suppliers with year 2000 standards. There can be no assurance that another company's failure to ensure year 2000 compliance will not have a material adverse effect on the Company, however this is a circumstance not currently expected to occur.
    The Company will develop and implement contingency plans, if necessary, in the event it appears that it or its key suppliers will not be year 2000 compliant and such noncompliance is expected to have a material adverse impact on the operations of the Company.

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


 Item 5.  Other Information

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

 Item 6.  Exhibits and Reports on Form 8-K

      (a)10 (a).  Furniture Brands International, Inc. 1992 Stock Option Plan,
                  as amended.

         10 (b). Furniture Brands International, Inc. 1999 Long Term Incentive Plan.

         27.      Financial Data Schedule.

       (b) A Form 8-K was not required to be filed during the quarter ended March 31, 1999.




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




      Date:  May 12, 1999