Form 10-Q
period 1999-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1999-08-11
CIK 50957

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


         (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999 or
                                        -------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    -----------

         Commission file number I-91
                                ----


                         Furniture Brands International, Inc.
        -------------------------------------------------------------
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
                                                     -----------------


        --------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report

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

                          51,627,374 Shares as of July 31, 1999
                          -------------------------------------





                             PART I FINANCIAL INFORMATION
                             ----------------------------


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended June 30,
     1999.

          Consolidated Balance Sheets

          Consolidated Statements of Operations:

            Three Months Ended June 30, 1999
            Three Months Ended June 30, 1998

            Six Months Ended June 30, 1999
            Six Months Ended June 30, 1998

         Consolidated Statements of Cash Flows:

            Six Months Ended June 30, 1999
            Six Months Ended June 30, 1998

         Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.




                            FURNITURE BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)
                                         (Unaudited)


                                                            June 30, December 31,
                                                                1999         1998
                                                        ------------ ------------
     ASSETS

     Current assets:
       Cash and cash equivalents......................  $      6,538  $    13,220
       Receivables, less allowances of $21,093
         ($18,333 at December 31, 1998)...............       355,023      324,164
       Inventories.........................(Note 1)...       298,123      307,382
       Prepaid expenses and other current assets......        33,355       31,107
                                                        ------------  -----------
         Total current assets.........................       693,039      675,873
                                                        ------------  -----------
     Property, plant and equipment....................       524,696      499,913
       Less accumulated depreciation..................       228,719      206,136
                                                        ------------  -----------
         Net property, plant and equipment............       295,977      293,777
                                                        ------------  -----------
     Intangible assets................................       310,222      316,998
     Other assets.....................................        15,281       16,556
                                                        ------------  -----------
                                                        $  1,314,519  $ 1,303,204
                                                       ============  ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accrued interest expense.......................  $      5,251  $     5,608
       Accounts payable and other accrued expenses....       168,730      161,117
                                                        ------------  -----------
         Total current liabilities....................       173,981      166,725
                                                        ------------  -----------
     Long-term debt...................................       550,600      589,200
     Other long-term liabilities......................       131,481      133,770

     Shareholders' equity:
       Preferred stock, authorized 10,000,000
         shares, no par value - issued, none..........           -            -
       Common stock, authorized 100,000,000 shares,
         $1.00 stated value - issued 52,277,066
         shares at June 30, 1999 and
         December 31, 1998............................        52,277       52,277
       Paid-in capital................................       121,816      127,513
       Retained earnings..............................       299,961      244,662
       Treasury stock at cost - 702,526 shares at
         June 30, 1999 (525,000 shares at
         December 31, 1998)...........................       (15,597)     (10,943)
                                                        ------------  -----------
         Total shareholders' equity...................       458,457      413,509
                                                        ------------  -----------
                                                        $  1,314,519  $ 1,303,204
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




                          FURNITURE BRANDS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share data)
                                      (Unaudited)




                                                      Three Months  Three Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1999          1998
                                                      ------------  ------------
      Net sales...................................... $    520,061  $    470,146

      Costs and expenses:
        Cost of operations...........................      371,599       334,956

        Selling, general and administrative expenses.       81,073        77,313

        Depreciation and amortization................       14,654        14,041
                                                      ------------  ------------
      Earnings from operations.......................       52,735        43,836

      Interest expense...............................        9,568        11,237

      Other income, net..............................          572           638
                                                      ------------   -----------
      Earnings before income tax expense.............       43,739        33,237

      Income tax expense.............................       16,147        12,130
                                                      ------------   -----------

      Net earnings................................... $     27,592  $     21,107
                                                      ============  ============

      Net earnings per common share:

        Basic........................................       $ 0.54        $ 0.40
                                                            ======        ======
        Diluted......................................       $ 0.52        $ 0.39
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Basic........................................   51,443,733    52,182,540
                                                        ==========    ==========
        Diluted......................................   52,927,848    53,979,715
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





                           FURNITURE BRANDS INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands except per share data)
                                       (Unaudited)




                                                        Six Months    Six Months
                                                             Ended         Ended
                                                           June 30,      June 30,
                                                              1999          1998
                                                      ------------  ------------

      Net sales...................................... $  1,053,963  $    975,444

      Costs and expenses:
        Cost of operations...........................      753,296       699,024

        Selling, general and administrative expenses.      165,129       158,783

        Depreciation and amortization................       29,622        28,878
                                                      ------------  ------------

      Earnings from operations.......................      105,916        88,759

      Interest expense...............................       19,422        22,500

      Other income, net..............................        1,193         1,285
                                                      ------------  ------------
      Earnings before income tax expense.............       87,687        67,544

      Income tax expense.............................       32,388        24,823
                                                      ------------  ------------

      Net earnings................................... $     55,299  $     42,721
                                                      ============  ============
      Net earnings per common share:

        Basic........................................       $ 1.07        $ 0.82
                                                            ======        ======
        Diluted......................................       $ 1.04        $ 0.79
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Basic........................................   51,502,226    52,150,711
                                                        ==========    ==========
        Diluted......................................   53,026,934    53,922,895
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



                                     FURNITURE BRANDS INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)
                                               (Unaudited)




                                                           Six Months     Six Months
                                                                Ended          Ended
                                                              June 30,       June 30,
                                                                 1999           1998
                                                          ------------  ------------
         Cash Flows from Operating Activities:
           Net earnings............................       $     55,299  $    42,721
           Adjustments to reconcile net earnings to net cash
             provided by operating activities:
               Depreciation of property, plant and equipment    23,592       22,848
               Amortization of intangible and other assets..     6,030        6,030
               Noncash interest and other expense...........     1,171        1,003
               Increase in receivables......................   (30,859)     (22,490)
               (Increase) decrease in inventories...........     9,259      (11,619)
               Increase in prepaid expenses and other assets.   (2,592)      (6,887)
               Increase in accounts payable, accrued interest
                 expense and other accrued expenses..........    7,256       15,771
               Decrease in net deferred tax liabilities......   (2,763)        (907)
               Increase in other long-term liabilities.......    1,984          475
                                                            -----------  -----------
           Net cash provided by operating activities........    68,377       46,945
                                                            -----------  -----------
         Cash Flows from Investing Activities:
           Proceeds from the disposal of assets.............        23           35
           Additions to property, plant and equipment.......   (25,878)     (19,690)
                                                            ------------  -----------
           Net cash used by investing activities............   (25,855)     (19,655)
                                                            ------------  -----------
         Cash Flows from Financing Activities:
           Addition to long-term debt.......................        -           8,000
           Payments of long-term debt.......................   (38,600)     (35,800)
           Proceeds from the issuance of common stock.......        -           2,019
           Purchase of treasury stock.......................   (15,454)         -
           Proceeds from the issuance of treasury stock.....     4,850          -
                                                            ------------  -----------
           Net cash used by financing activities............   (49,204)     (25,781)
                                                            -----------  -----------

         Net increase (decrease) in cash and cash equivalents.  (6,682)       1,509
         Cash and cash equivalents at beginning of period.....  13,220       12,274
                                                            ------------  -----------
         Cash and cash equivalents at end of period.........$    6,538    $  13,783
                                                            ============  ===========

         Supplemental Disclosure:
           Cash payments for income taxes, net............. $   37,667    $  22,505
                                                            ============  ===========

           Cash payments for interest...................... $   18,825    $  22,107
                                                            ============  ===========


         See accompanying notes to consolidated financial statements.






         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands except per share data)
         (Unaudited)



         (1)   Inventories are summarized as follows:



                                                     June 30,     December 31,
                                                        1999             1998
                                                 ------------     ------------

                   Finished products             $   130,042      $   122,993
                   Work-in-process                    50,700           57,915
                   Raw materials                     117,381          126,474
                                                 -----------      -----------
                                                 $   298,123      $   307,382
                                                 ===========      ===========

         (2)   Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:


                                                       Three Months Ended                 Six Months Ended
                                                      -----------------------------      ----------------------------
                                                      June 30, 1999  June 30, 1998       June 30, 1999  June 30, 1998
                                                      -------------  --------------      -------------  -------------

                      Weighted average shares used
                        for basic net earnings per
                        common share                     51,443,733     52,182,540         51,502,226     52,150,711
                      Effect of dilutive securities:
                        Stock options                     1,484,115      1,797,175          1,524,708      1,772,184
                                                         ----------     ----------         ----------     ----------
                      Weighted average shares used
                        for diluted net earnings
                        per common share                 52,927,848     53,979,715         53,026,934     53,922,895
                                                         ==========     ==========         ==========     ==========


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

    Comparison of Three Months and Six Months Ended June 30, 1999 and 1998

    Selected financial information for the three months and six months ended June 30, 1999 and 1998 is presented below:

    ($ in millions except per share data)

                                                       Three Months Ended
                                            ----------------------------------------
                                                June 30, 1999        June 30, 1998
                                            -------------------  -------------------
                                                        % of                 % of
                                            Dollars   Net Sales  Dollars   Net Sales
                                            -------   ---------  -------   ---------
      Net sales                              $520.1     100.0%    $470.1     100.0%
      Earnings from operations                 52.7      10.1%      43.8       9.3%
      Interest expense                          9.5       1.8%      11.2       2.4%
      Income tax expense                       16.2       3.1%      12.1       2.6%
      Net earnings                             27.6       5.3%      21.1       4.5%
      Net earnings per common share-diluted    0.52       -         0.39       -

      Gross profit (1)                       $138.2      26.6%    $125.4      26.7%

                                                       Six Months Ended
                                            ----------------------------------------
                                                June 30, 1999        June 30, 1998
                                            -------------------  -------------------
                                                        % of                 % of
                                            Dollars   Net Sales  Dollars   Net Sales
                                            -------   ---------  -------   ---------
      Net sales                            $1,054.0     100.0%    $975.4     100.0%
      Earnings from operations                105.9      10.0%      88.7       9.1%
      Interest expense                         19.4       1.8%      22.5       2.3%
      Income tax expense                       32.4       3.1%      24.8       2.5%
      Net earnings                             55.3       5.2%      42.7       4.4%
      Net earnings per common share-diluted    1.04       -         0.79       -

      Gross profit (1)                       $279.9      26.6%    $256.2      26.3%

      (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                            Three Months Ended      Six Months Ended
                                                  June 30,               June 30,
                                            -------------------   ------------------
                                              1999       1998        1999      1998
                                            -------     ------    --------    ------
           Net sales                         $520.1     $470.1    $1,054.0    $975.4
           Cost of operations                 371.6      334.9       753.3     699.0
           Depreciation (associated with       10.3        9.8        20.8      20.2
             cost of goods sold)             ------     ------    --------    ------
           Gross profit                      $138.2     $125.4    $  279.9    $256.2
                                             ======     ======    ========    ======

      Net sales for the three months ended June 30, 1999 were $520.1 million, compared to $470.1 million in the three months ended June 30, 1998, an increase of $50.0 million or 10.6%.  For the six months ended June 30, 1999, net sales increased $78.6 million or 8.0% to $1,054.0 million from $975.4 million for the six months ended June 30, 1998.  The improved sales performance occurred at each operating company and ranged, in varying degrees, across all product lines.



     Earnings from operations for the three months ended June 30, 1999 increased by $8.9 million or 20.3% from the comparable prior year period. Earnings from operations for the three months ended June 30, 1999 and June 30, 1998 were 10.1% and 9.3% of net sales, respectively. For the six months ended June 30, 1999, earnings from operations increased by $17.2 million, or 19.3% from the comparable six months of 1998. As a percentage of net sales, earnings from operations for the six months ended June 30, 1999 and June 30, 1998 were 10.0% and 9.1%, respectively. The increase in operating earnings was due to higher sales volume and good control of selling, general and administrative expenses.

     Interest expense totaled $9.5 million and $19.4 million for the three months and six months ended June 30, 1999, respectively, compared to $11.2 million and $22.5 million for the prior year comparable periods. The decrease in interest expense during the periods resulted from lower long-term debt levels and reduced interest rates, both resulting from the company's aggressive deleveraging program.

     The effective income tax rates were 36.9% and 36.5% for the three months ended June 30, 1999 and June 30, 1998, respectively, and 36.9% and 36.8% for the six months ended June 30, 1999 and June 30, 1998, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

     Net earnings per common share for basic and diluted were $0.54 and $0.52 for the three months ended June 30, 1999, respectively, compared with $0.40 and $0.39 for the same period last year, respectively. For the six months ended June 30, 1999 and June 30, 1998, net earnings per common share for basic and diluted were $1.07 and $1.04, respectively, and $0.82 and $0.79, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 51,444,000 and 52,928,000, respectively, for the three months ended June 30, 1999, and 52,183,000 and 53,980,000, respectively, for the three months ended June 30, 1998. For the six months ended June 30, 1999 and June 30, 1998, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 51,502,000 and 53,027,000, respectively, and 52,151,000 and 53,923,000, respectively.

     FINANCIAL CONDITION

     Working Capital
     ---------------

     Cash and cash equivalents at June 30, 1999 amounted to $6.5 million, compared with $13.2 million at December 31, 1998. During the six months ended June 30, 1999, net cash provided by operating activities totaled $68.4 million, net cash used by investing activities totaled $25.9 million and net cash used by financing activities totaled $49.2 million.

     Working capital was $519.1 at June 30, 1999, compared with $509.1 million at December 31, 1998. The current ratio was 4.0 to 1 at June 30, 1999, compared to 4.1 to 1 at December 31, 1998.






     Financing Arrangements
     ----------------------

     As of June 30, 1999, long-term debt consisted of the following, in millions:

         Secured credit agreement:
           Revolving credit facility             $333.0
           Term loan facility                     200.0
         Other                                     17.6
                                                 ------
                                                 $550.6
                                                 ======





     To meet short-term capital and other financial requirements, the Company maintains a $600.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 0million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At June 30, 1999, there were $333.0 million of cash borrowings outstanding under the revolving credit facility and $40.5 million in letters of credit outstanding, leaving an excess of $226.5 million available under the revolving credit facility.

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

     Forward Looking Statements
     --------------------------

     From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. The impact of the year 2000 on the Company's order, production, distribution and financial systems and the systems of its suppliers and customers is a factor which could cause actual results to differ materially from estimates contained in the Company's forward looking statements.





                              PART II OTHER INFORMATION
                              -------------------------


     Item 4.   Submission of Matters to a Vote of Security Holders
     -------   ---------------------------------------------------

               The Annual Meeting of Stockholders was held on April
               29, 1999. The directors listed in the Notice of Annual Meeting of Stockholders dated March 18, 1999 were elected for terms of one year ending in 2000 with voting for each as follows:

               Director               For              Withheld
               --------               ---              --------
               K. B. Bell          45,135,232           674,518
               W. G. Holliman      45,123,620           686,130
               B. A. Karsh         45,122,180           687,570
               D. E. Lasater       45,126,245           683,505
               L. M. Liberman      45,125,597           684,153
               R. B. Loynd         45,119,663           690,087
               M. Portera          45,133,815           675,935
               A. E. Suter         45,121,068           688,682

               The vote to consider and act upon the proposal to adopt the Furniture Brands 1999 Long-Term Incentive Plan was as follows:

                        Affirmative votes           38,591,357
                        Negative votes               7,063,484
                        Abstentions                     39,458
                        Broker non-votes               115,451

               The vote to consider and act upon the proposal to amend the Furniture Brands Executive Incentive Plan was as follows:

                        Affirmative votes           41,878,847
                        Negative votes               3,870,464
                        Abstentions                     60,439
                        Broker non-votes                     0

              To vote to ratify the selection of KPMG LLP aS independent auditors:

                        Affirmative votes            45,771,031
                        Negative votes                   15,788
                        Abstentions                      22,931
                        Broker non-votes                      0


     Item 6.   Exhibits and Reports on Form 8-K
     -------   --------------------------------
               (a) 27.  Financial Data Schedule

               (b) A Form 8-K was not required to be filed during the
                   quarter ended June 30, 1999.





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




     Date:  August 11, 1999