Form 10-Q
period 1999-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 1999-11-12
CIK 50957

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549



     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999 or
                                         ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                   ------------     -------------

     Commission file number I-91
                            ----


                         Furniture Brands International, Inc
     -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                 43-0337683
     ----------------------------------          --------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

      101 South Hanley Road, St. Louis, Missouri        63105
     -------------------------------------------  -------------------
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

                                            Yes  X      No
                                                ------      --------





                                APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             49,362,507 Shares as of October 31, 1999
                             ----------





                                   PART I FINANCIAL INFORMATION
                                   ----------------------------


     Item 1.  Financial Statements

     Consolidated Financial Statements for the quarter ended September
     30, 1999.

          Consolidated Balance Sheets

          Consolidated Statements of Operations:

               Three Months Ended September 30, 1999
               Three Months Ended September 30, 1998

               Nine Months Ended September 30, 1999
               Nine Months Ended September 30, 1998

          Consolidated Statements of Cash Flows:

               Nine Months Ended September 30, 1999
               Nine Months Ended September 30, 1998

          Notes to Consolidated Financial Statements

     Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

     The financial statements are unaudited, but include all adjustments consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.




                            FURNITURE BRANDS INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)
                                         (Unaudited)


                                                       September 30,  December 31,
                                                                1999         1998
                                                        ------------  -----------
     ASSETS

     Current assets:
       Cash and cash equivalents......................  $     10,025  $    13,220
       Receivables, less allowances of $21,522
         ($18,333 at December 31, 1998)...............       366,601      324,164
       Inventories.........................(Note 1)...       283,980      307,382
       Prepaid expenses and other current assets......        32,505       31,107
                                                        ------------  -----------
         Total current assets.........................       693,111      675,873
                                                        ------------  -----------

     Property, plant and equipment....................       533,424      499,913
       Less accumulated depreciation..................       239,825      206,136
                                                        ------------  -----------
         Net property, plant and equipment............       293,599      293,777
                                                        ------------  -----------

     Intangible assets................................       306,834      316,998
     Other assets.....................................        15,609       16,556
                                                        ------------  -----------
                                                        $  1,309,153  $ 1,303,204
                                                        ============  ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accrued interest expense.......................  $      5,131  $     5,608
       Accounts payable and other accrued expenses....       178,079      161,117
                                                        ------------  -----------
         Total current liabilities....................       183,210      166,725
                                                        ------------  -----------
     Long-term debt...................................       539,600      589,200
     Other long-term liabilities......................       128,900      133,770

     Shareholders' equity:
       Preferred stock, authorized 10,000,000
         shares, no par value - issued, none..........           -            -
       Common stock, authorized 100,000,000 shares,
         $1.00 stated value - issued 52,277,066
         shares at September 30, 1999 and
         December 31, 1998............................        52,277       52,277
       Paid-in capital................................       121,351      127,513
       Retained earnings..............................       327,421      244,662
       Treasury stock at cost - 2,281,092 shares at
         September 30, 1999 (525,000 shares at
         December 31, 1998)...........................       (43,606)     (10,943)
                                                        ------------  -----------
         Total shareholders' equity...................       457,443      413,509
                                                        ------------  -----------
                                                        $  1,309,153  $ 1,303,204
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





                          FURNITURE BRANDS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share data)
                                      (Unaudited)




                                                      Three Months  Three Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1999          1998
                                                      ------------  ------------

      Net sales...................................... $    512,980  $    487,178

      Costs and expenses:
        Cost of operations...........................      368,440       349,351

        Selling, general and administrative expenses.       78,478        77,918

        Depreciation and amortization................       14,174        13,885
                                                     -------------  ------------
      Earnings from operations.......................       51,888        46,024

      Interest expense...............................        8,934        10,729

      Other income, net..............................          593        10,167
                                                     -------------  ------------
      Earnings before income tax expense.............       43,547        45,462

      Income tax expense.............................       16,087        14,914
                                                     -------------  ------------
      Net earnings................................... $     27,460  $     30,548
                                                     =============  ============
      Net earnings per common share:

        Basic........................................       $ 0.53        $ 0.58
                                                            ======        ======
        Diluted......................................       $ 0.52        $ 0.57
                                                            ======        ======

      Weighted average common and common
        equivalent shares outstanding:

        Basic........................................   51,451,745    52,218,895
                                                        ==========    ==========
        Diluted......................................   52,767,789    53,940,010
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






                           FURNITURE BRANDS INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands except per share data)
                                       (Unaudited)




                                                       Nine Months   Nine Months
                                                             Ended         Ended
                                                      September 30, September 30,
                                                              1999          1998
                                                      ------------  ------------

      Net sales...................................... $  1,566,943  $  1,462,622

      Costs and expenses:
        Cost of operations...........................    1,121,736     1,048,375

        Selling, general and administrative expenses.      243,607       236,701

        Depreciation and amortization................       43,796        42,763
                                                      ------------   -----------

      Earnings from operations.......................      157,804       134,783

      Interest expense...............................       28,356        33,229

      Other income, net..............................        1,786        11,452
                                                       -----------  ------------
      Earnings before income tax expense.............      131,234       113,006

      Income tax expense.............................       48,475        39,737
                                                      ------------  ------------
      Net earnings................................... $     82,759  $     73,269
                                                      ============  ============
      Net earnings per common share:

        Basic........................................       $ 1.61        $ 1.40
                                                            ======        ======
        Diluted......................................       $ 1.56        $ 1.36
                                                            ======        ======
      Weighted average common and common
        equivalent shares outstanding:

        Basic........................................   51,485,214    52,173,688
                                                        ==========    ==========
        Diluted......................................   52,933,771    53,928,721
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






                                 FURNITURE BRANDS INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)
                                              (Unaudited)




                                                                   Nine Months     Nine Months
                                                                         Ended           Ended
                                                                  September 30,   September 30,
                                                                          1999            1998
                                                                  ------------    ------------
         Cash Flows from Operating Activities:
           Net earnings.........................................  $     82,759    $     73,269
           Adjustments to reconcile net earnings to net cash
             provided by operating activities:
               Depreciation of property, plant and equipment....        34,751          33,718
               Amortization of intangible and other assets......         9,045           9,045
               Noncash interest and other expense...............         1,670           1,555
               Increase in receivables..........................       (42,437)        (45,994)
               (Increase) decrease in inventories...............        23,402         (19,657)
               Increase in prepaid expenses and other assets....        (2,213)         (3,036)
               Increase in accounts payable, accrued interest
                 expense and other accrued expenses.............        16,485          47,703
               Decrease in net deferred tax liabilities.........        (4,219)         (1,074)
               Increase (decrease) in other long-term
                 liabilities....................................         1,026            (481)
                                                                  ------------    ------------
           Net cash provided by operating activities............       120,269          95,048
                                                                  ------------    ------------

         Cash Flows from Investing Activities:
           Proceeds from the disposal of assets.................            29             121
           Additions to property, plant and equipment...........       (34,665)        (32,080)
                                                                  ------------   -------------
           Net cash used by investing activities................       (34,636)        (31,959)
                                                                  ------------   -------------

         Cash Flows from Financing Activities:
           Payments for debt issuance costs.....................           -            (1,662)
           Additions to long-term debt..........................           -           218,000
           Payments of long-term debt...........................       (49,600)       (285,800)
           Proceeds from the issuance of common stock...........           -             2,969
           Proceeds from the issuance of treasury stock.........         6,103             -
           Purchase of treasury stock...........................       (45,331)            -
                                                                  ------------    ------------
           Net cash used by financing activities................       (88,828)        (66,493)
                                                                  ------------    ------------

         Net decrease in cash and cash equivalents..............        (3,195)         (3,404)
         Cash and cash equivalents at beginning of period.......        13,220          12,274
                                                                  ------------    ------------
         Cash and cash equivalents at end of period.............  $     10,025    $      8,870
                                                                  ============    ============

         Supplemental Disclosure:

           Cash payments for income taxes, net..................  $     50,154    $     33,465
                                                                  ============    ============

           Cash payments for interest...........................  $     27,530    $     33,142
                                                                  ============    ============



         See accompanying notes to consolidated financial statements.







     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollars in thousands except per share data)
     (Unaudited)



     (1)   Inventories are summarized as follows:


                                        September 30,     December 31,
                                                1999             1998
                                        ------------      -----------

           Finished products            $    119,581      $   122,993
           Work-in-process                    53,465           57,915
           Raw materials                     110,934          126,474
                                        ------------      -----------
                                        $    283,980      $   307,382
                                        ============      ===========

     (2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:



                                       Three Months Ended            Nine Months Ended
                                          September 30,                 September 30,
                                  -----------------------------   ---------------------------
                                       1999           1998             1999          1998
                                  -------------  --------------    -----------    -----------

      Weighted average shares used
       for basic net earnings per
       common share                 51,451,745     52,218,895       51,485,214     52,173,688
      Effect of dilutive securities:
       Stock options                 1,316,044      1,721,115        1,448,557      1,755,033
                                    ----------     ----------       ----------     ----------
      Weighted average shares used
       for diluted net earnings
       per common share             52,767,789     53,940,010       52,933,771     53,928,721
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

     Comparison of Three Months and Nine Months Ended September 30, 1999
     and 1998
     -----------------------------------------------------------------------

     Selected financial information for the three months and nine months ended September 30, 1999 and 1998 is presented below:

     ($ in millions except per share data)


                                                      Three Months Ended
                                           ----------------------------------------
                                            September 30, 1999   September 30, 1998
                                           -------------------  -------------------
                                                       % of                 % of
                                            Dollars  Net Sales   Dollars  Net Sales
                                           --------  ---------  --------  ---------
     Net sales                               $512.9    100.0%     $487.2    100.0%
     Earnings from operations                  51.9     10.1%       46.0      9.4%
     Interest expense                           9.0      1.7%       10.7      2.2%
     Other income, net                          0.6      0.1%       10.2      2.1%
     Income tax expense                        16.0      3.1%       14.9      3.1%
     Net earnings                              27.5      5.4%       30.6      6.3%
     Net earnings per common share-diluted     0.52      -          0.57      -

     Gross profit (1)                        $134.7     26.3%     $128.3     26.3%

                                                       Nine Months Ended
                                           ----------------------------------------
                                            September 30, 1999   September 30, 1998
                                           -------------------  -------------------
                                                       % of                 % of
                                            Dollars  Net Sales   Dollars  Net Sales
                                           --------  ---------  --------  ---------
     Net sales                             $1,566.9    100.0%   $1,462.6    100.0%
     Earnings from operations                 157.8     10.1%      134.8      9.2%
     Interest expense                          28.4      1.8%       33.2      2.3%
     Other income, net                          1.8      0.1%       11.5      0.8%
     Income tax expense                        48.4      3.1%       39.7      2.7%
     Net earnings                              82.8      5.3%       73.3      5.0%
     Net earnings per common share-diluted     1.56      -          1.36      -

     Gross profit (1)                        $414.6     26.5%     $384.5     26.3%


     (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.




                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                           ------------------   -------------------
                                           1999       1998        1999      1998
                                           ------    --------   --------  ---------
          Net sales                        $512.9    $487.2     $1,566.9  $1,462.6
          Cost of operations                368.4     349.4      1,121.7   1,048.4
          Depreciation (associated with       9.8       9.5         30.6      29.7
             cost of goods sold)           ------    ------     --------  -------
          Gross profit                     $134.7    $128.3     $  414.6  $  384.5
                                           ======    ======     ========  ========

     Net sales for the three months ended September 30, 1999 were $512.9 million, compared to $487.2 million in the three months ended September 30, 1998, an increase of $25.7 million or 5.3%. For the nine months ended September 30, 1999, net sales increased $104.3 or 7.1% to $1,566.9 million from $1,462.6 million for the nine months ended September 30, 1998. The improved sales performance was realized at each operating company and was driven by ongoing favorable retail conditions, and continuing strong sales of existing as well as new product collections.

     Earnings from operations for the three months ended September 30, 1999 increased by $5.9 million or 12.7% from the comparable prior year period. Earnings from operations for the three months ended September 30, 1999 and September 30, 1998 were 10.1% and 9.4% of net sales, respectively. For the nine months ended September 30, 1999, earnings from operations increased by $23.0 million, or 17.1% from the comparable nine months of 1998. As a percentage of net sales, earnings from operations for the nine months ended September 30, 1999 and September 30, 1998 were 10.1% and 9.2%, respectively. The increase in operating earnings was due to both higher shipments and the continued control of selling, general and administrative expenses.

     Interest expense totaled $9.0 million and $28.4 million for the three months and nine months ended September 30, 1999, respectively, compared to $10.7 million and $33.2 million for the prior year comparable periods. The Company's ongoing debt reduction program and reduced interest rates resulted in a decrease in interest expense during the periods.

     Other income, net totaled $0.6 million and $1.8 million for the three months and nine months ended September 30, 1999, respectively, compared to $10.2 million and $11.5 million for the prior year comparable periods. In the third quarter ended September 30, 1998, the Company received a $9.4 million cash dividend relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers.

     The effective income tax rates were 36.9% and 32.8% for the three months ended September 30, 1999 and September 30, 1998, respectively, and 36.9% and 35.2% for the nine months ended September 30, 1999 and September 30, 1998, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes. The effective tax rates for the three months and nine months ended September 30, 1998 were favorably impacted due to the reduced effect of the nontaxable portion of the $9.4 million cash dividend.

     Net earnings per common share for basic and diluted were $0.53 and $0.52 for the three months ended September 30, 1999, respectively, compared with $0.58 and $0.57 for the same period last year, respectively. For the nine months ended September 30, 1999 and September 30, 1998, net earnings per common share for basic and diluted were $1.61 and $1.56, respectively, and $1.40 and $1.36, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 51,452,000 and 52,768,000, respectively, for the three months ended September 30, 1999, and 52,219,000 and 53,940,000, respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and September 30, 1998, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 51,485,000 and 52,934,000, respectively, and 52,174,000 and
     53,929,000, respectively.

     FINANCIAL CONDITION

     Working Capital
     ---------------

     Cash and cash equivalents at September 30, 1999 amounted to $10.0 million, compared with $13.2 million at December 31, 1998.
     During the nine months ended September 30, 1999, net cash provided by operating activities totaled $120.2 million, net cash used by investing activities totaled $34.6 million and net cash used by financing activities totaled $88.8 million.

     Working capital was $509.9 at September 30, 1999, compared with $509.1 million at December 31, 1998. The current ratio was 3.8 to 1 at September 30, 1999, compared to 4.1 to 1 at December 31, 1998.

     Financing Arrangements
     ----------------------

     As of September 30, 1999, long-term debt consisted of the following, in millions:

             Secured credit agreement:
               Revolving credit facility     $322.0
               Term loan facility             200.0
             Other                             17.6
                                             ------
                                             $539.6
                                             ======

     To meet short-term capital and other financial requirements, the Company maintains a $600.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At September 30, 1999, there were $322.0 million of cash borrowings outstanding under the revolving credit facility and $40.8 million in letters of credit outstanding, leaving an excess of $237.2 million available under the revolving credit facility.

     The Company believes its Secured Credit Agreement, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

     Year 2000
     ---------

     The Company has completed a comprehensive review of all software, hardware and equipment that could potentially be affected by the year 2000 issue and adopted a year 2000 plan to meet the needs of its customers and business partners. At this time remediations have been implemented and tested for all critical applications. The total cost for year 2000 compliance activity will not be material to the Company's results of operations and financial position. The Company is continuing the process of verifying compliance of critical suppliers with year 2000 standards. There can be no assurance that another company's failure to ensure year 2000 compliance will not have a material adverse effect on the Company, however this is a circumstance not currently expected to occur. The Company has developed and will implement contingency plans, if necessary, in the event it appears that it or its key suppliers will not be year 2000 compliant and such noncompliance is expected to have a material adverse impact on the operations of the Company.

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





                            PART II OTHER INFORMATION
                            -------------------------

     Item 5. Other Information

             On September 27, 1999, the Company announced that it had authorized the repurchase of an additional $50 million of its outstanding common stock over the next twelve months. This new authorization is in addition to the $30 million in share repurchase authority originally announced in October of 1998, and the $25 million in additional authority announced in March of 1999. The timing and amounts purchased will depend upon market conditions. Repurchases will be effected from time to time in open market or privately negotiated transactions. The shares of common stock repurchased will be kept as treasury shares and will be used for general corporate purposes.

     Item 6. Exhibits and Reports on Form 8-K

             (a) 27.  Financial Data Schedule

             (b) A Form 8-K was not required to be filed during the
                 quarter ended September 30, 1999.





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


                                  Furniture Brands International, Inc.
                                         (Registrant)



                              By /s/ Steven W. Alstadt
                               -----------------------------------
                                Controller and
                                Chief Accounting Officer




     Date:  November 12, 1999