Form 10-K
period 1999-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2000-03-28
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C.  20549

                                                      FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1999 or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from_________________ to __________________

Commission file number I-91


                     Furniture Brands International, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                   43-0337683
---------------------------------                   -----------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

101 South Hanley Road, St. Louis, Missouri               63105
------------------------------------------          -----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    314/863-1100
                                                    -----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of each exchange on
           Title of each class                       which registered
           -------------------                   ------------------------
    Common Stock - $1.00 Stated Value            New York Stock Exchange
  with Preferred Stock Purchase Rights

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   x    No
                                       -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000, was approximately $789,303,042.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    49,374,923 shares as of February 29, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
            of Stockholders on April 27, 2000 ...................      Part III

                                     PART I
                                     ------

Item 1. Business
----------------

(a)     General Development of Business

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

On June 10, 1999, the Company and America's Research Group announced a comprehensive agreement whereby America's Research Group will provide a wide range of consumer research services on an exclusive basis. These services will include consumer research on new product lines before they are introduced at market, and post-market retailer and consumer evaluation. The services will also include surveys on the general population or targeted segments on any number of issues, including satisfaction with certain products, the effect of advertising programs, brand name recognition and consumer preferences with respect to retail furniture displays.

In November of 1999, Thomasville Furniture Industries, Inc. signed a license agreement with Home Depot, the world's largest home improvement retailer. Under the agreement, Home Depot will sell high-quality kitchen and bathroom cabinets under the Thomasville brand name beginning in mid-2000.

On January 10, 2000, Thomasville Furniture Industries, Inc. announced a license agreement with Harrods Department Store, under which Highland House, a division of Thomasville, will design and manufacture the Harrods Of Knightsbridge Fine Furniture Collection.

(c)  Narrative Description of Business

The Company, the largest manufacturer of residential furniture in the United States, markets its products through its three operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville

Furniture Industries, Inc.

PRODUCTS

The Company manufactures and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood tables, accent pieces, home entertainment centers and home office furniture, and (iv) recliners, motion furniture and sleep sofas. The Company's brand name positioning by price and product category is shown below.


                                                                               UPHOLSTERY
                                                                     ----------------------------------
                                                                                          RECLINER/
PRICING CATEGORY          CASE GOODS            OCCASIONAL           STATIONARY           MOTION
----------------          ----------            ----------           ----------           -------------
PREMIUM                   Thomasville           Thomasville          Thomasville

BEST                      Thomasville           Thomasville          Thomasville          Thomasville
                          Lane                  Lane                 Lane                 Lane
                          Broyhill              Broyhill             Broyhill             Broyhill

BETTER                    Lane                  Lane                 Lane                 Lane
                          Broyhill              Broyhill             Broyhill             Broyhill

GOOD                      Broyhill              Broyhill             Broyhill             Broyhill
                          Lane                                                            Lane

PROMOTIONAL               Founders

RTA                       Creative Interiors



BROYHILL FURNITURE INDUSTRIES

Broyhill produces collections of medium-priced bedroom, dining room, upholstered and occasional furniture aimed at middle-income consumers. Broyhill's wood furniture offerings consist of bedroom, dining room and living room furniture, occasional tables, accent items, free-standing home entertainment centers and home office furniture. Upholstered products include sofas, sleep sofas, loveseats, sectionals, chairs, and fully reclining furniture all offered in a variety of fabrics and leathers. Broyhill's residential furniture divisions produce a wide range of furnishings in country, traditional, European, contemporary and lifestyle designs.

The widely recognized Broyhill trademarks include Broyhill and Broyhill Signature Series. The flagship Broyhill product line concentrates on bedroom, dining room, upholstered and occasional furniture designed for the "good" and "better" price categories. The Broyhill Signature Series product line enjoys an excellent reputation for classically styled, complete furniture collections in the "best" price category.

LANE FURNITURE INDUSTRIES

Lane manufactures and markets a broad range of high quality furniture targeting the "good", "better" and "best" price categories. Lane targets niche markets with its three operating divisions, which participate in such segments of the residential furniture market as motion furniture, wicker and rattan, and cedar chests.

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

In March of 1999, Action introduced the Lane Leather collection. Lane Leather represents an important source of growth as leather is the fastest-growing category in upholstered furniture. The collection, priced in the "best" category comes in three styles - American Ranch, American Traditional and Urban Contemporary.

Lane Division manufactures and sells cedar chests, living room, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. Lane Division furniture is sold in the "better" and "best" price categories.

Laneventure manufactures and markets moderately priced wicker, rattan and bamboo furniture, tables, occasional wood pieces and two lines of upholstered furniture. One line is comprised of contemporary and modern upholstered furniture and metal and glass occasional and dining tables, and the other which is comprised of traditional and contemporary upholstered furniture, primarily sofas, loveseats, chairs and ottomans. Laneventure also manufactures outdoor and patio furniture featuring fast drying upholstered cushions under the names WeatherMaster and Weathercraft, which have developed significant consumer acceptance. In 1999 Laneventure entered two new markets - exposed aluminum and teak.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville manufactures and markets wood furniture, upholstered products and promotional/RTA furniture. Thomasville markets its products primarily under the Thomasville brand name. Thomasville offers an assortment of upholstery and wood under one brand name that targets the "best" and "premium" price categories. Upholstery is primarily marketed in three major styles: traditional, American traditional/country and casual/lifestyle contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from a wide variety of different styles within the general style categories, and as much as 45% of the Thomasville fabric and leather offering changes in a 12 month period, insuring that the latest colors and textures are available. Wood furniture is primarily marketed in four major styles: American traditional/ country, 18th century, European traditional and casual contemporary.

Hickory Chair manufactures and markets traditional styles of upholstered furniture, dining room collections and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington's home. In October of 1999, Hickory Chair introduced its Thomas O'Brien collection, which includes upholstery, chairs, tables, beds and cabintry in O'Brien's acclaimed "warm modernist" style. Hickory Chair also introduced Grand Vista, a collection of larger scale, casual reproductions from the Museum of Santa Fe.

Pearson has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, loveseats, chairs and ottomans for over 50 years. Pearson furniture sells in the "premium" price category and is distributed to high-end furniture stores and interior designers.

HBF manufactures and sells a line of office furniture, including chairs, tables, conference tables, desks and credenzas, in the upper-medium price range.

Highland House manufactures upholstered products in the "better" and "best" price categories. During 1999, Highland House introduced the Rue de Provence collection of Provencal French bedroom pieces, occasional furniture and upholstery pieces that use unique fabric selections supplied exclusively to Highland House from southern France.

Founders offers assembled bedroom sets, bookcases and home entertainment centers under the Founders brand name to a variety of retailers for sale to consumer end-users and certain contract customers. Creative Interiors markets RTA (ready-to-assemble) furniture such as home entertainment centers, bookcases, bedroom and kitchen/utility furniture and computer desks under the Creative Interiors brand name.

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

The Company's breadth of product and national scope of distribution enable it to effectively service national retailers such as J.C. Penney, HomeLife and Heilig-Meyers and key regional retailers such as Havertys, Breuner's and Kittle's. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery program and the network of independent dealer-owned dedicated retail locations, such as Thomasville Home Furnishings Stores. The Company distributes its products through a diverse network of independently-owned retail locations, which includes 120 free-standing stores, 1,148 galleries and 523 furniture centers.

Haverty Furniture Companies, Inc. and the Company have formed a strategic alliance whereby Havertys will allocate up to one-half of the retail floor space in all of its stores to the prominent display of product manufactured by the Company. This alliance advances the Company's strategy of expanding distribution and dedicated display space.

In February of 1999, the Company and Benchmark Home Furnishings, Inc. announced a cooperative effort to develop a 160,000 square foot Benchmark store in Kansas City dedicated exclusively to products manufactured by the Company.

In February of 1999, the Company and Kittle's Home Furnishings, Inc. announced a strategic alliance whereby Kittle's has agreed to expand its commitment to products manufactured by the Company.

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

BROYHILL FURNITURE INDUSTRIES

One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery program. This program, started in 1983, involves 345 domestic and international participating dealer locations. Each dealer in the Broyhill Showcase Gallery program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. The average Broyhill Showcase Gallery consists of 7,500 square feet of dedicated display space. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

For the retailer that is currently not a participant in the gallery program, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. Participating retailers in the Independent Dealer Program commit to a minimum, pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes three major sales events per year, monthly promotional themes and professionally prepared advertising and promotional materials at nominal cost in order to help increase consumer recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program to 523 retailers that have committed at least 2,000 square feet exclusively to Broyhill products arranged in gallery-type room settings. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may eventually become participants in the Broyhill Showcase Gallery program.

LANE FURNITURE INDUSTRIES

Lane distributes its products nationally and internationally through a well established network of approximately 16,000 retail locations. A diverse distribution network is utilized in keeping with Lane's strategy of supplying customers with highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Havertys and Art Van, and department store companies such as J.C. Penney, HomeLife, May Department Stores, Federated Department Stores and Dillard Department Stores.

Lane has established specialty gallery programs with 509 participating dealers. This includes 242 dealer-owned Comfort Showcase Galleries established by Action Industries. The Comfort Showcase Galleries average approximately 4,200 square feet of retail space specifically dedicated to the display, promotion and sale of Action Industries' products. Lane's other gallery programs consist of Lane Division galleries which display Lane case goods and upholstered furniture and Cedar Chest Boutiques.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville products are offered at 675 independently-owned retail locations, including 235 Thomasville Galleries, 120 Thomasville Home Furnishings Stores and 320 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings Store opened in 1988. The typical Thomasville Home Furnishings Store is a 15,000 square foot independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

Pearson distributes its products primarily through  premium-quality  dealers and
the   interior   design   trade.   Hickory   Chair  also   distributes   through
premium-quality dealers including 59 gallery locations.

Thomasville's  Founders  division  sells  promotional  furniture to a variety of retailers for sale to consumer end-users and certain contract customers. Promotional furniture is sold to retail chains such as Value City, as well as independent furniture stores. Promotional furniture is also sold in the hospitality and health care markets of Thomasville's contract business. Thomasville's Creative Interiors division sells RTA furniture to customers which include national chains such as Wal-Mart and Target, catalog showrooms, discount mass merchandisers, warehouse clubs and home furnishings retailers.

MARKETING AND ADVERTISING

Advertising is used to increase consumer awareness of the Company's brand names and is targeted to specific consumer segments through national and regional television as well as leading shelter and other popular magazines such as Better Homes and Gardens, People and Good Housekeeping. Each operating company uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. The Company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs. The Company focuses its marketing efforts on prime potential consumers utilizing information from databases and from callers to each operating company's toll-free telephone number.

BROYHILL FURNITURE INDUSTRIES

Broyhill's advertising programs focus on translating its strong consumer awareness into increased sales. Broyhill's current marketing strategy features national cable television advertising, in addition to its national print advertising program and traditional promotional programs such as furniture "giveaways" on television game shows and dealer-based promotions such as product mailings and brochures. The national print advertising program, which consists of multi-page layouts, is designed to appeal to the consumer's desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Better Homes and Gardens which appeal to Broyhill's consumer base. Game show promotions, a long-standing Broyhill tradition, include popular programs such as Wheel of Fortune and The Price is Right. An extensive public relations campaign also exposes Broyhill products in leading magazine and newspaper editorial features.

LANE FURNITURE INDUSTRIES

Lane's marketing approach reflects the diversity of its various divisions. Action Industries employs an integrated marketing/advertising strategy in which it coordinates magazine, newspaper, circular and television advertising with other marketing programs to promote a single product. The other Lane divisions began using television advertising in 1998. These commercials featured the Eddie Bauer Lifestyles by Lane collection, produced by the Lane Division and Laneventure. Each of the Lane divisions advertises extensively in trade and consumer publications targeting various niche markets.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville's current advertising appears in gardening, lifestyle, travel, epicurean, arts/culture and women's special interest magazines, and national cable television commercials during peak promotional periods. The campaign emphasizes Thomasville fashion and quality leadership through the use of dramatic photographs featuring individual, high quality wood and upholstery
pieces.   The  campaign  includes   advertising  in  the  following   magazines:
Architectural Digest, Traditional Home, Country Gardens, Better Homes and Gardens, In Style, Martha Stewart Living, Travel & Leisure, Smithsonian, Vanity Fair, Food & Wine and Mirabella. National cable networks include A&E, The Discovery Channel, CNN, CNN Headline News, The Weather Channel, TNN, Nickelodeon, The Travel Channel, TBS and Entertainment Network.

To help retailers sell its products through to consumers, Thomasville offers a full twelve month schedule of promotional support which includes promotional concepts, selected product discounts, cooperative advertising funds for stores that sell only Thomasville products, and a complete advertising package with color newspaper layouts plus radio and television commercials dealers can use as supplied. Thomasville runs national sale events to coincide with major industry sale periods. These events include national print ads or Thomasville-designed newspaper inserts for dealer use.

MANUFACTURING

Broyhill operates 17 finished case goods and upholstery production and warehouse facilities totalling over 4.9 million square feet. All finished goods plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

Lane operates 10 finished case goods and upholstery production and warehouse facilities in Virginia, North Carolina and Mississippi totalling over 4.5 million square feet. Since the late 1980s, significant capital expenditures have been made to acquire technologically advanced manufacturing equipment which has increased factory productivity as well as capacity.

Thomasville manufactures or assembles its products at 21 finished case goods and upholstery production and warehouse facilities located in North Carolina, Virginia, and Tennessee totalling over 7.2 million square feet. Each plant is specialized, manufacturing premium furniture products, allowing more efficient production runs while maintaining high quality standards.

The manufacturing process for Thomasville's Creative Interiors division is highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored and held for assembly using highly automated assembly lines. Completed goods are stored in an automated warehouse to provide quicker delivery to customers. Ninety percent of Creative Interiors products are shipped within 14 days of production.

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

Other than Outlook International, the Company has no long-term supply contracts and has experienced no significant problems in supplying its operations. Although the Company has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company's margins for its products.

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

COMPETITION

The furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including Lifestyle Furnishings International Ltd., La-Z-Boy Incorporated, Bassett Furniture Industries, Inc., and Ethan Allen Interiors, Inc. as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

EMPLOYEES

As of December 31, 1999, the Company employed approximately 21,400 people. None of the Company's employees is represented by a union.

BACKLOG

The combined backlog of the Company's operating companies as of December 31, 1999 aggregated approximately $206 million, compared to approximately $220 million as of December 31, 1998.

Item 2.  Properties
--------------------

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

Broyhill              Lenoir, NC                Headquarters               136,000        Owned

Broyhill              Lenoir, NC                Plant/Warehouse            312,632        Owned

Broyhill              Newton, NC                Plant/Warehouse            382,626        Owned

Broyhill              Lenoir, NC                Plant/Warehouse            628,000        Owned

Broyhill              Rutherfordton, NC         Plant/Warehouse            575,656        Owned

Broyhill              Lenoir, NC                Plant/Warehouse            419,000        Owned

Broyhill              Lenoir, NC                Plant/Warehouse            390,020        Owned/
                                                                                           Leased

Broyhill              Conover, NC               Plant/Warehouse            316,542        Owned

Broyhill              Lenoir, NC                Plant/Warehouse            516,439        Owned

Broyhill              Lenoir, NC                Plant/Warehouse            256,318        Owned

Broyhill              Lenoir, NC                Plant                       56,250        Owned

Broyhill              Lenoir, NC                Plant/Warehouse            252,380        Owned

Broyhill              Taylorsville, NC          Plant/Warehouse            212,754        Owned

Broyhill              Lenoir, NC                Plant                      124,700        Owned

Broyhill              Marion, NC                Plant                       22,712        Owned

Broyhill              Lenoir, NC                Warehouse                   96,000        Owned

Broyhill              Lenoir, NC                Warehouse                  252,250        Leased

Broyhill              Lenoir, NC                Warehouse                  124,200        Leased

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

Thomasville           Hickory, NC               Plant                       98,700        Owned

Thomasville           Thomasville, NC           Warehouse                  731,000        Owned

Thomasville           Appomattox, VA            Plant/Warehouse            804,000        Owned

Thomasville           Carysbrook, VA            Plant                      189,000        Owned

Thomasville           Hickory, NC               Plant/Warehouse            215,500        Leased

Thomasville           Conover, NC               Plant/Warehouse            231,250        Owned

Thomasville           Hickory, NC               Plant/Warehouse            641,214        Owned

Thomasville           Hickory, NC               Plant/Warehouse            179,902        Owned

Thomasville           High Point, NC            Plant/Warehouse            163,500        Owned
--------------------------


The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing industrial revenue bonds.

The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were effectively utilized during 1999 at moderate to high levels of productive capacity and believes that in conjunction with its import capabilities the Company's facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

                                     PART II
                                     -------

Item 5.  Market for The Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

As of February 29, 2000, there were approximately 2,300 holders of record of Common Stock.

Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 10 to the consolidated financial statements of the Company.

The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 1998 and 1999.

A discussion of restrictions on the Company's ability to pay cash dividends is included in Note 6 to the consolidated financial statements of the Company.


Item 6.  Selected Financial Data
--------------------------------

                     FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW


----------------------------------------------------------------------------------------------
(Dollars in thousands                                    Year Ended December 31,
 except per share data)                      1999       1998       1997       1996       1995a
----------------------------------------------------------------------------------------------
Summary of operations:

  Net sales                            $2,088,112 $1,960,250 $1,808,276 $1,696,795 $1,073,889
  Gross profit                            550,312    515,512    450,690    431,473    291,237
  Interest expense                         37,577     43,455     42,747     45,217     33,845
  Earnings before income tax
    expense, and extraordinary

    item                                  176,764    152,143    107,254     88,292     57,038
  Income tax expense                       64,854     54,205     40,201     34,070     22,815
  Earnings from continuing
    operations                            111,910     97,938c    67,053     54,222     34,223b
  Extraordinary item                          -          -          -       (7,417)    (5,815)
  Net earnings                         $  111,910 $   97,938 $   67,053 $   46,805 $   28,408

  Per share of common stock
    - diluted:
    Earnings from continuing

      operations                       $     2.14 $     1.82c$     1.15 $     0.88 $     0.67b
    Extraordinary item                         -          -          -       (0.12)     (0.11)
    Net earnings                       $     2.14 $     1.82 $     1.15 $     0.76 $     0.56

    Weighted average common shares

      - diluted (in thousands)             52,335     53,809     58,473     61,946     50,639

Other information:

  Working capital                      $  518,036 $  509,148 $  482,288 $  462,661 $  455,036
  Property, plant and equipment,
    net                                   297,746    293,777    294,061    301,962    306,406
  Capital expenditures                     48,951     44,358     40,004     40,344     35,616
  Total assets                          1,288,834  1,303,204  1,257,236  1,269,204  1,291,739
  Long-term debt                          535,100    589,200    667,800    572,600    705,040
  Shareholders' equity                 $  474,197 $  413,509 $  323,322 $  419,657 $  301,156
=================================================================================================

(a) On December 31, 1995, the Company purchased Thomasville. The Company's results of operations for 1995 do not include any of the operations of Thomasville, since the acquisition occurred as of the last business day of the year.

b) Earnings from continuing operations before gain on insurance settlement, net of income tax expense, and earnings per common share from continuing operations before gain on insurance settlement, net of income tax expense, were $29,463 and $0.58, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 1999, 1998, and 1997.


------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                             Year Ended December 31,

                                     -----------------------------------------------------------------------------------
                                                1999                        1998                        1997
                                     -----------------------------------------------------------------------------------
                                                      % of                        % of                       % of
                                                       Net                         Net                        Net
                                      Dollars        Sales        Dollars        Sales        Dollars       Sales
------------------------------------------------------------------------------------------------------------------------
Net sales                            $2,088.1        100.0%      $1,960.2        100.0%      $1,808.3       100.0%
Cost of operations                    1,498.6         71.8        1,406.4         71.7        1,319.5        73.0
Selling, general and
  administrative

  expenses                              321.2         15.4          314.8         16.1          286.1        15.8
Depreciation and
  amortization                           56.5          2.7           55.5          2.8           56.0         3.1
------------------------------------------------------------------------------------------------------------------------
Earnings from
  operations                            211.8         10.1          183.5          9.4          146.7         8.1
Interest expense                         37.6          1.8           43.5          2.2           42.7         2.4
Other income, net                         2.6          0.1           12.1          0.6            3.3         0.2
------------------------------------------------------------------------------------------------------------------------
Earnings before   income tax
expense                                 176.8          8.5          152.1          7.8          107.3         5.9
Income tax expense                       64.9          3.1           54.2          2.8           40.2         2.2
------------------------------------------------------------------------------------------------------------------------
Net earnings                         $  111.9          5.4%      $   97.9          5.0%          67.1         3.7%
========================================================================================================================
Gross profit(1)                      $  550.3         26.4%      $  515.5         26.3%      $  450.7        24.9%
========================================================================================================================

1     The  Company  believes  that  gross  profit  provides  useful  information regarding  a  company's  financial  performance.  Gross  profit  has  been
      calculated  by   subtracting   cost  of  operations  and  the  portion  of
      depreciation associated with cost of goods sold from net sales.

             (Dollars in millions)                                           Year Ended December 31,
                                                                    --------------------------------------------------
                                                                           1999           1998            1997
             ---------------------------------------------------------------------------------------------------------
             Net sales                                                 $2,088.1       $1,960.2        $1,808.3
             Cost of operations                                         1,498.6        1,406.4         1,319.5
             Depreciation (associated with cost of goods sold)             39.2           38.3            38.1
             ---------------------------------------------------------------------------------------------------------
             Gross profit                                              $  550.3       $  515.5        $  450.7
             =========================================================================================================

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales for 1999 were $2,088.1 million compared to $1,960.2 million for 1998, an increase of $127.9 million or 6.5%. The improved sales performance for 1999 occurred at each operating company and ranged, in varying degrees, across all product lines. The increase in net sales was achieved through continued introductions of new products, emphasis on the Company's brand names, and expansion of distribution.

     Cost of operations for 1999 was $1,498.6 million compared to $1,406.4 million for 1998, an increase of 6.6%. Cost of operations as a percentage of net sales increased from 71.7% for 1998 to 71.8% in 1999 primarily due to the disposal of low-margin and nonproductive inventories at less than normal profit margins, and to a lesser degree, from short-term manufacturing inefficiencies at several plants caused by an evolving change in case goods product mix.

     Selling, general and administrative expenses increased to $321.2 million in 1999 from $314.8 million in 1998, an increase of 2.0%. As a percentage of net sales, selling, general and administrative expenses decreased from 16.1% for 1998 to 15.4% for 1999 because of continued tight control over expenses.

     Depreciation and amortization for 1999 was $56.5 million compared to $55.5 million in 1998, an increase of 1.8%. The amount of depreciation and amortization attributed to the "fresh-start" reporting was $13.2 million and $13.7 million in 1999 and 1998, respectively.

     Interest expense for 1999 totaled $37.6 million compared with $43.5 million in 1998. The decrease in interest expense reflects the Company's debt reduction program and reduced interest rates.

     Other income, net for 1999 totaled $2.6 million compared to $12.1 million for 1998, which included a nonrecurring cash dividend of $9.4 million. For 1999, other income consisted of interest on short-term investments of $0.4 million and other miscellaneous income and expense items totaling $2.2 million.

     Income tax expense for 1999 totaled $64.9 million, producing an effective tax rate of 36.7% compared with an effective tax rate of 35.6% for 1998. The effective tax rates for both periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes. The effective tax rate for 1998 was favorably impacted by the nontaxable portion of the $9.4 million cash dividend.

     Net earnings per common share on a diluted basis were $2.14 and $1.82 for 1999 and 1998, respectively. Weighted average shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 50,968,000 and 52,335,000 in 1999, respectively, and 52,095,000 and 53,809,000 in 1998, respectively.

     Gross profit for 1999 was $550.3 million compared with $515.5 million in 1998, an increase of 6.8%. The increase in gross profit margin to 26.4% in 1999 from 26.3% in 1998 was due to improved manufacturing capacity utilization, partially offset by an inventory reduction program and a change in case goods product mix.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales for 1998 were $1,960.2 million compared to $1,808.3 million for 1997, an increase of $151.9 million or 8.4%. The improved sales performance for 1998 occurred at each operating company and ranged, in varying degrees, across all product lines. The increase in net sales was achieved through continued introductions of new products, emphasis on the Company's brand names, and expansion of distribution.

     Cost of operations for 1998 was $1,406.4 million compared to $1,319.5 million for 1997, an increase of 6.6%. Cost of operations as a percentage of net sales decreased from 73.0% for 1997 to 71.7% in 1998 primarily due to improved manufacturing capacity utilization, reduced stock keeping units, and ongoing cost reduction programs.

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

     Gross profit for 1998 was $515.5 million compared with $450.7 million in 1997, an increase of 14.4%. The increase in gross profit margin to 26.3% in 1998 from 24.9% in 1997 was due to improved manufacturing capacity utilization, reduced stock keeping units, and ongoing cost reduction programs.

Financial Condition and Liquidity

Liquidity

     Cash and cash equivalents at December 31, 1999 totaled $7.4 million compared to $13.2 million at December 31, 1998. For 1999, net cash provided by operating activities totaled $148.6 million. Net cash used by investing activities totaled $48.5 million. Net cash used in financing activities totaled $105.9 million, including the net payment of $54.1 million of long-term debt and the repurchase of 3.1 million shares of common stock for $59.7 million.

     Working capital was $518.0 million at December 31, 1999 compared to $509.1 million at December 31, 1998. The current ratio was 4.4-to-1 at December 31, 1999 compared to 4.1-to-1 at December 31, 1998. The modest increase in working capital between years is primarily the result of the Company's focus on efficient management of individual working capital components.

     At December 31, 1999, long-term debt totaled $535.1 million compared to $589.2 million at December 31, 1998. The decrease in indebtedness was funded by cash flow from operations. The Company's debt-to-capitalization ratio was 53.0% at December 31, 1999 compared to 58.8% at December 31, 1998.

Financing Arrangements

     To meet short-term capital and other financial requirements, the Company maintains a $600.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At December 31, 1999, there were $317.5 million of cash borrowings outstanding under the revolving credit facility and $39.8 million in letters of credit outstanding, leaving an excess of $242.7 million available under the revolving credit facility.

     The Company believes its Secured Credit Agreement, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

     In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." This statement standardized the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to become effective for fiscal years beginning after June 15, 1999; however, in June, 1999 Statement of Financial Accounting Standards No. 137 was issued extending the effective date to June 15, 2000. The company does not believe the adoption of this statement will have a material impact on its financial statements.

Forward-Looking Statements

     From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange
Commission in its rules, regulations, and releases. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Secured Credit Agreement. Interest rate swaps are used to reduce the Company's exposure to increases in interest rates.

Item 8. Financial Statements and Supplementary Data


                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands)                            December 31,     December 31,
                                                         1999             1998
--------------------------------------------------------------------------------
Assets
Current assets:

  Cash and cash equivalents                        $    7,409       $   13,220
  Receivables, less allowances of $19,057
  ($18,333 at December 31, 1998)                      345,385          324,164
  Inventories (Note 3)                                285,395          307,382
  Prepaid expenses and other current assets            33,711           31,107
--------------------------------------------------------------------------------
    Total current assets                              671,900          675,873
Property, plant and equipment:
  Land                                                 18,930           16,757
  Buildings and improvements                          204,177          188,874
  Machinery and equipment                             322,527          294,282
--------------------------------------------------------------------------------
                                                      545,634          499,913
  Less accumulated depreciation                       247,888          206,136
--------------------------------------------------------------------------------
    Net property, plant and equipment                 297,746          293,777
Intangible assets (Note 4)                            303,446          316,998
Other assets                                           15,742           16,556
--------------------------------------------------------------------------------
                                                   $1,288,834       $1,303,204
================================================================================
Liabilities and Shareholders' Equity
Current liabilities:

  Accounts payable                                 $   73,617       $   67,381
  Accrued employee compensation                        28,450           35,758
  Accrued interest expense                              1,762            5,608
  Other accrued expenses                               50,035           57,978
--------------------------------------------------------------------------------
    Total current liabilities                         153,864          166,725
Long-term debt (Note 5)                               535,100          589,200
Other long-term liabilities                           125,673          133,770

Shareholders' equity:

  Preferred stock, authorized 10,000,000 shares,
    no par value - issued, none                           -                -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at December 31, 1999 and 1998 (Note 6)      52,277          52,277
  Paid-in capital                                     120,326         127,513
  Retained earnings                                   356,572         244,662
  Treasury stock at cost
    (2,907,059 shares at December 31, 1999 and
     525,000 shares at December 31, 1998)             (54,978)        (10,943)
--------------------------------------------------------------------------------
    Total shareholders' equity                        474,197          413,509
--------------------------------------------------------------------------------
                                                   $1,288,834       $1,303,204
================================================================================
See accompanying notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)

                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                              1999          1998         1997
------------------------------------------------------------------------------------------------
Net sales                                               $2,088,112    $1,960,250   $1,808,276

Costs and expenses:

  Cost of operations                                     1,498,622     1,406,434    1,319,455

  Selling, general and administrative expenses             321,205       314,837      286,086

  Depreciation and amortization (includes
    $13,155, $13,670 and $16,369 related to
    fair value adjustments)                                 56,528        55,469       55,995
------------------------------------------------------------------------------------------------
Earnings from operations                                   211,757       183,510      146,740

Interest expense                                            37,577        43,455       42,747

Other income, net                                            2,584        12,088        3,261
------------------------------------------------------------------------------------------------
Earnings before income tax expense                         176,764       152,143      107,254

Income tax expense (Note 7)                                 64,854        54,205       40,201
------------------------------------------------------------------------------------------------
Net earnings                                            $  111,910    $   97,938   $   67,053
================================================================================================
Net earnings per common share - basic (Note 6)          $     2.20    $     1.88   $     1.19
================================================================================================
Net earnings per common share - diluted (Note 6)        $     2.14    $     1.82   $     1.15
================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
(Dollars in thousands)

                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                              1999          1998        1997
------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net earnings                                            $111,910      $ 97,938    $ 67,053
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation of property, plant and equipment           44,468        43,409      43,935
    Amortization of intangible and other assets             12,060        12,060      12,060
    Noncash interest and other expense                       2,172         2,107       1,297
    Increase in receivables                                (21,221)      (30,189)    (10,558)
    (Increase) decrease in inventories                      21,987       (20,336)     (5,939)
    (Increase) decrease in prepaid expenses and
      intangible and other assets                           (2,872)       (3,055)      3,655
    Increase (decrease) in accounts payable, accrued
      interest expense and other accrued expenses          (12,861)       29,704      (7,405)
    Increase (decrease)in net deferred tax liabilities      (5,390)        2,624      (8,056)
    Increase (decrease) in other long-term
      liabilities                                           (1,687)       (2,956)      7,669
------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                148,566       131,306     103,711
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from the disposal of assets                         451         1,233         732
  Additions to property, plant and equipment               (48,951)      (44,358)    (40,004)
-------------------------------------------------------------------------------------------------
  Net cash used by investing activities                    (48,500)      (43,125)    (39,272)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Payments for debt issuance costs                             -          (1,684)     (3,342)
  Additions to long-term debt                                  -         218,000     220,000
  Payments of long-term debt                               (54,100)     (295,800)   (124,800)
  Proceeds from the issuance of common stock                   -           3,192      10,734
  Payment for the repurchase and retirement
    of common stock                                            -             -      (168,056)
  Proceeds from the issuance of treasury stock               7,943           -           -
  Purchase of treasury stock                               (59,720)      (10,943)        -
  Payments for the repurchase of common stock warrants         -             -        (5,187)
  Payments for common stock offering expenses
    of selling shareholders                                    -             -          (879)
-------------------------------------------------------------------------------------------------
  Net cash used by financing activities                   (105,877)      (87,235)    (71,530)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (5,811)          946      (7,091)
Cash and cash equivalents at beginning of period            13,220        12,274      19,365
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $  7,409      $ 13,220    $ 12,274
=================================================================================================
Supplemental Disclosure:
  Cash payments for income taxes, net                     $ 68,100      $ 49,889    $ 40,639
=================================================================================================
  Cash payments for interest                              $ 40,070      $ 42,974    $ 40,707
=================================================================================================

See accompanying notes to consolidated financial statements.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
(Dollars in thousands)                     Common    Paid-In   Retained   Treasury
                                            Stock    Capital   Earnings      Stock      Total
------------------------------------------------------------------------------------------------
Balance December 31, 1996                 $61,432   $278,554    $79,671   $    -     $419,657

Net earnings                                                     67,053                67,053
Common stock activity:
  Repurchase of common stock
    - 10,842,299 shares                   (10,842)  (157,214)                        (168,056)
  Stock plans activity (Note 6)               174      1,302                            1,476
  Warrant exercises - 1,298,498 shares      1,298      7,960                            9,258
  Warrant purchases - 650,071 shares                  (5,187)                          (5,187)
  Retirement of common stock
    - 58,824 shares                           (59)        59                              -
Common stock offering expenses of
  selling shareholders                                  (879)                            (879)
------------------------------------------------------------------------------------------------
Balance December 31, 1997                  52,003    124,595    146,724        -      323,322

Net earnings                                                     97,938                97,938
Common stock activity:
  Stock plans activity (Note 6)               274      2,918                            3,192
  Purchase of treasury stock
    - 525,000 shares                                                       (10,943)   (10,943)
-------------------------------------------------------------------------------------------------
Balance December 31, 1998                  52,277    127,513    244,662    (10,943)   413,509

Net earnings                                                    111,910               111,910
Common stock activity:
  Stock plans activity (Note 6)                       (7,187)               15,685      8,498
  Purchase of treasury stock
    - 3,123,200 shares                                                     (59,720)   (59,720)
-------------------------------------------------------------------------------------------------
Balance December 31, 1999                 $52,277   $120,326   $356,572   $(54,978)  $474,197
=================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands except per share data)

1.    The Company

          Furniture Brands International, Inc. (referred to herein as the "Company") is the largest home furniture manufacturer in the United States. During the year ended December 31, 1999, the Company had three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

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

     Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December
     31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 1999, 1998, and 1997 were 52-week, 52-week and 53-week years, respectively.

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

     Fair Value of Financial Instruments

          The  Company   considers  the  carrying   amounts  of  cash  and  cash
     equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

          Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they were entered into recently and/or accrue interest at rates which generally fluctuate with interest rate trends.

          Interest rate swap agreements used by the Company to fix the interest rate on a portion of its floating rate long-term debt are accounted for on the accrual basis. Amounts to be paid or received under the interest rate swap agreements are recognized in income as adjustments to interest expense. The fair value of the interest rate swap agreements at December 31, 1999 exceeded the book value by approximately $4.4 million. The fair value of the interest rate swap agreements is based upon market quotes from the counterparties.

     Revenue Recognition

          The Company recognizes revenue when finished goods are shipped with appropriate provisions for returns and uncollectible accounts.

     Income Taxes

          Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Stock-Based Compensation

          The Company accounts for stock-based compensation using the intrinsic value method.

     Reclassification

          Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

3.    Inventories

          Inventories are summarized as follows:

      --------------------------------------------------------------------------
                                                     December 31,   December 31,
                                                            1999           1998
      --------------------------------------------------------------------------
      Finished products                                 $112,389       $122,993
      Work-in-process                                     58,479         57,915
      Raw materials                                      114,527        126,474
      --------------------------------------------------------------------------
                                                        $285,395       $307,382
      ==========================================================================

4.    Intangible Assets

          Intangible assets include the following:

      --------------------------------------------------------------------------
                                                     December 31,   December 31,
                                                            1999           1998
      --------------------------------------------------------------------------
      Intangible assets, at cost:
      Reorganization value in excess of amounts
        allocable to identifiable assets                $146,063       $146,063
        Trademarks and trade names                       156,828        156,828
      Excess of cost over net assets acquired             93,110         93,110
      --------------------------------------------------------------------------
                                                         396,001        396,001
      Less accumulated amortization                       92,555         79,003
      ==========================================================================
                                                        $303,446       $316,998

5.    Long-Term Debt

          Long-term debt consists of the following:


      --------------------------------------------------------------------------
                                                     December 31,   December 31,
                                                            1999           1998
      --------------------------------------------------------------------------
      Secured credit agreement:
        Revolving credit facility                        $317,500      $370,000
        Term loan facility                                200,000       200,000
      Other                                                17,600        19,200
      --------------------------------------------------------------------------
                                                         $535,100      $589,200
      ==========================================================================

     The following discussion summarizes certain provisions of the long-term debt.

     Secured Credit Agreement

     The Secured Credit Agreement consists of a revolving credit facility and a term loan facility. The revolving credit facility is a five-year facility with a commitment of $600,000. The revolving credit facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

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

          Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and LIBOR is subject to adjustment based upon achieving certain leverage ratios. At December 31, 1999 loans outstanding under the revolving credit facility consisted of $310,000 based on the LIBOR rate and $7,500 based on the base rate, for a weighted average interest rate of 7.04%.

          At December 31, 1999, there were $317,500 of cash borrowings and $39,789 in letters of credit outstanding under the revolving credit facility, leaving an excess of $242,711 available under the facility.

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

          On June 27, 1997, the Company amended the Secured Credit Agreement to include a new term loan facility of $200,000. The term loan facility is a non-amortizing ten-year facility, bearing interest at a base rate plus 0.75% or at an adjusted LIBOR rate plus 1.75%, depending upon the type of loan the Company executes. At December 31, 1999, all loans outstanding under the term loan facility were based on the LIBOR rate at an interest rate of 8.31%.

          The common stock of the Company's principal subsidiaries and the accounts receivable and inventories of the subsidiaries have been pledged as security for the Secured Credit Agreement. The Secured Credit Agreement defines events of default and contains a number of restrictive covenants, including covenants limiting capital expenditures and incurrence of debt, and requiring the Company to achieve certain financial ratios, some of which become more restrictive over time.

     Other

          Other long-term debt consists of various industrial revenue bonds with interest rates ranging from approximately 4.0% to 9.0%. Mandatory principal payments are required through 2008.

     Interest Rate Swap Agreements

          The Company has entered into various interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. The following table summarizes the terms of the interest rate swap agreements in effect during 1999.

            Notional Amount     Maturity Date     Fixed Rate     Floating Rate
     ---------------------------------------------------------------------------
                   $100,000     February 1999          5.14%     3-month LIBOR
                   $200,000     February 1999          5.14%     3-month LIBOR
                   $300,000      January 2002          5.50%     3-month LIBOR

     In June 1999, the Company executed a partial unwind of $100,000 of the $300,000 swap agreement maturing in January 2002. The gain from the transaction is being amortized over the remaining life of the swap. The swap agreements effectively convert a portion of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties the fixed rate and receives payments based upon the floating rate. The Company is exposed to credit loss in the event of nonperformance by the counterparties; however, nonperformance is not anticipated.

     Other Information

          Maturities of long-term debt are $0, $317,500, $0, $0, and $0 for years 2000 through 2004, respectively.

 6.  Common Stock

          The Company's restated certificate of incorporation includes authorization to issue up to 100.0 million shares of common stock with a $1.00 per share stated value. As of December 31, 1999, 52,277,066 shares of common stock were issued and outstanding. It is not presently anticipated that dividends will be paid on common stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends.

          Since October 1998, the Board of Directors has authorized the repurchase of up to $105,000 of the Company's common stock with the latest authorization expiring in September 2000. As of December 31, 1999, the Company has repurchased 3,648,200 shares for $70,663.

          Shares of common stock were reserved for the following purposes at December 31, 1999:

     ---------------------------------------------------------------------------
                                                                          Number
                                                                       of Shares
     ---------------------------------------------------------------------------
      Common stock options:
        Granted                                                        4,027,063
        Available for grant                                            2,330,986
     ---------------------------------------------------------------------------
                                                                       6,358,049
     ===========================================================================

          On April 29, 1999, stockholders approved the 1999 Long-Term Incentive Plan. The plan provided for a total of 2,250,000 shares plus all remaining shares available for grant or which become available for grant due to cancellation under the 1992 Stock Option Plan. The plan is administered by the Executive Compensation and Stock Option Committee of the Board of Directors and permits certain key employees to be granted nonqualified options, performance-based options, restricted stock, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years.

          In 1999, the Company granted 79,000 shares of restricted stock. The restricted shares vest over various periods from 2 to 5 years. The deferred compensation expense is amortized to expense over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of paid-in-capital in the Company's Consolidated Balance Sheets.

     Changes in options granted and outstanding are summarized as follows:

     ---------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                           1999                     1998                  1997
                                    ------------------     --------------------    ---------------------
                                               Average                  Average                  Average
                                      Shares     Price         Shares     Price         Shares     Price
     ---------------------------------------------------------------------------------------------------
     Beginning of period           4,018,581    $ 9.37      3,897,930    $ 7.48      3,859,476    $ 6.63
     Granted                         772,600     23.49        436,500     23.02        292,500     16.36
     Exercised                      (662,141)     6.02       (273,546)     4.81       (173,964)     3.93
     Cancelled                      (101,977)     7.91        (42,303)     5.56        (80,082)     6.62
     ---------------------------------------------------------------------------------------------------
     End of period                 4,027,063    $12.67      4,018,581    $ 9.37      3,897,930    $ 7.48
     ===================================================================================================
     Exercisable at
       end of period               2,342,822                2,261,639                1,979,287
     ===================================================================================================
      Weighted average fair
       value of options granted                 $13.03                   $11.04                   $ 7.54
     ===================================================================================================


          Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have been as follows:


     --------------------------------------------------------------------------------------
                                                        Year Ended December 31,
                                                    ---------------------------------------
                                                         1999        1998         1997
     --------------------------------------------------------------------------------------
      Net earnings
        As reported                                  $  111,910     $97,938      $67,053
        Pro forma                                       108,600      96,180       65,907

      Net earnings per share - basic
        As reported                                  $     2.20     $  1.88      $  1.19
        Pro forma                                          2.13        1.85         1.17

      Net earnings per share - diluted
        As reported                                  $     2.14     $  1.82      $  1.15
        Pro forma                                          2.10        1.80         1.13
     ======================================================================================


          The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.00%, 5.50%, and 6.00% in 1999, 1998, and 1997, respectively; expected dividend yield of 0% for all years; expected life of 7 years for all years and expected volatility of 46%, 35%, and 30% for 1999, 1998, and 1997, respectively.

          Summarized   information   regarding  stock  options  outstanding  and
     exercisable at December 31, 1999 follows:


      --------------------------------------------------------------------------------------------------------------------
                                                      Outstanding                                   Exercisable
                                -------------------------------------     ------------------------------------------------
      Range of                                         Average
      Exercise                                     Contractual             Average                                 Average
      Prices                        Shares                Life               Price                 Shares            Price
      --------------------------------------------------------------------------------------------------------------------
      Up to $10                  1,868,663                 3.3              $ 5.55              1,658,922          $ 5.35
      $10 - $20                  1,003,100                 5.9               12.82                595,600           12.79
      Over  $20                  1,155,300                 7.7               24.06                 88,300           24.66
      --------------------------------------------------------------------------------------------------------------------
                                 4,027,063                 5.2              $12.67              2,342,822          $ 7.97
      ====================================================================================================================



          Weighted average shares used in the computation of basic and diluted net earnings per common share for 1999, 1998, and 1997 are as follows:

      --------------------------------------------------------------------------------------
                                                         Year Ended December 31,
                                                  ------------------------------------------
                                                       1999          1998         1997
      --------------------------------------------------------------------------------------
      Weighted average shares used for
        basic net earnings per common share        50,967,973    52,095,451   56,438,465
      Effect of dilutive securities:
        Stock options                               1,366,611     1,713,515    1,447,624
        Warrants                                          -             -        587,105
      --------------------------------------------------------------------------------------
      Weighted average shares used for
        diluted net earnings per common share      52,334,584    53,808,966   58,473,194
      ======================================================================================

          Excluded from the computation of diluted net earnings per common share were options to purchase 1,100,300 shares at an average price of $24.21 per share during 1999.

          At December 31, 1996, the Company had outstanding approximately 2.0 million warrants to purchase common stock at $7.13 per share. The warrants, which included a five-year call protection which expired on August 3, 1997, were redeemed on August 15, 1997.

 7. Income Taxes

          Income tax expense was comprised of the following:

     -----------------------------------------------------------------------------------
                                                        Year Ended December 31,
                                                 ---------------------------------------
                                                        1999        1998        1997
     -----------------------------------------------------------------------------------
     Current:
      Federal                                        $62,108     $46,257     $43,680
      State and local                                  8,136       5,324       4,577
     -----------------------------------------------------------------------------------
                                                      70,244      51,581      48,257
     Deferred                                         (5,390)      2,624      (8,056)
     -----------------------------------------------------------------------------------
                                                     $64,854     $54,205     $40,201
     ===================================================================================

          The following table reconciles the differences between the federal corporate statutory rate and the Company's effective income tax rate:


    ------------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                 ---------------------------------------
                                                       1999         1998         1997
    ------------------------------------------------------------------------------------
    Federal corporate statutory rate                   35.0%        35.0%        35.0%
    State and local income taxes, net of
      federal tax benefit                               2.5          1.8          2.3
    Amortization of excess reorganization value         1.5          1.7          2.4
    Other                                              (2.3)        (2.9)        (2.2)
    ------------------------------------------------------------------------------------
    Effective income tax rate                          36.7%        35.6%        37.5%
    ====================================================================================

          The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:


     -----------------------------------------------------------------------------------
                                                          December 31,    December 31,
                                                                 1999            1998
     -----------------------------------------------------------------------------------
     Deferred tax assets:

      Expense accruals                                       $ 17,873        $ 20,296
      Valuation reserves                                       10,318           6,737
      Employee postretirement benefits other than pensions      2,927           3,134
      Inventory costs capitalized                               2,757           3,429
      Employee pension plans                                    2,121           2,139
      Other                                                     2,632           1,648
     -----------------------------------------------------------------------------------
        Total deferred tax assets                              38,628          37,383
     -----------------------------------------------------------------------------------
     Deferred tax liabilities:
      Fair value adjustments                                  (71,422)        (73,867)
      Depreciation                                             (8,428)         (7,924)
      Fair market value adjustments - accounts receivable      (5,060)         (7,421)
      Other                                                   (10,484)        (10,327)
     -----------------------------------------------------------------------------------
        Total deferred tax liabilities                        (95,394)        (99,539)
     -----------------------------------------------------------------------------------
        Net deferred tax liabilities                         $(56,766)       $(62,156)
     ===================================================================================


          The net deferred tax liabilities are included in the consolidated balance sheets as follows:


    --------------------------------------------------------------------------------
                                                          December 31,   December 31,
                                                                 1999           1998
    --------------------------------------------------------------------------------
    Prepaid expenses and other current assets                $ 25,605       $ 24,914
    Other long-term liabilities                               (82,371)       (87,070)
    --------------------------------------------------------------------------------
                                                             $(56,766)      $(62,156)
    ================================================================================

 8. Employee Benefits

          The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 1999, 1998, and 1997 was $5,649, $7,773, and $8,412, respectively.

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


    --------------------------------------------------------------------------------
                                                          December 31,   December 31,
                                                                 1999           1998
    --------------------------------------------------------------------------------
    Change in projected benefit obligation:

      Projected benefit obligation - beginning of year       $284,498       $273,487
      Service cost                                              8,379          7,419
      Interest cost                                            21,905         19,856
      Actuarial loss                                           17,204            168
      Benefits paid                                           (17,166)       (16,432)
      Other                                                    (1,064)           -
    --------------------------------------------------------------------------------
        Projected benefit obligation - end of year           $313,756       $284,498
    --------------------------------------------------------------------------------
    Change in plan assets:
      Fair value of plan assets - beginning of year          $332,541       $306,797
      Actual return on plan assets                             44,731         41,591
      Employer contributions                                      687            585
      Benefits paid                                           (17,166)       (16,432)
      Other                                                     1,097            -
    --------------------------------------------------------------------------------
        Fair value of plan assets - end of year              $361,890       $332,541
    --------------------------------------------------------------------------------
      Funded status                                          $ 48,134       $ 48,043
      Unrecognized net gain                                   (49,006)       (49,236)
      Unrecognized prior service cost                           1,480            975
    --------------------------------------------------------------------------------
        Prepaid (accrued) pension cost                       $    608       $   (218)
    ================================================================================

          Net periodic pension cost for 1999, 1998, and 1997 included the following components:


   -----------------------------------------------------------------------------------
                                                            Year Ended December 31,
                                                      --------------------------------
                                                         1999         1998       1997
   -----------------------------------------------------------------------------------
    Service cost-benefits earned during the period    $ 8,379      $ 7,419    $ 7,120
    Interest cost on the projected benefit obligation  21,905       19,856     19,026
    Expected return on plan assets                    (29,193)     (25,464)   (23,115)
    Net amortization and deferral                      (1,230)        (224)       212
   -----------------------------------------------------------------------------------
    Net periodic pension expense (income)             $  (139)     $ 1,587    $ 3,243
   ===================================================================================

          Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

          The expected long-term rate of return on plan assets was 9.0% in 1999 and 8.5% in 1998 and 1997. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25% and a long-term rate of compensation increase of 4.5% for all years presented.

     Other Retirement Plans and Benefits

          In addition to defined benefit plans, the Company makes contributions to defined contribution plans and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

9.  Commitments and Contingent Liabilities

          Certain of the Company's real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $17,417, $16,537 and $15,699 for 1999, 1998, and 1997, respectively. Annual minimum payments under operating leases are $13,928, $11,043, $9,586, $8,286, and $6,401 for 2000 through 2004, respectively.

          The Company has provided guarantees related to store leases for certain independent dealers opening Thomasville Home Furnishings Stores. The total future lease payments guaranteed at December 31, 1999 were $20,157.

          The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

10. Quarterly Financial Information (Unaudited)

          Following is a summary of unaudited quarterly information:



     ----------------------------------------------------------------------------------------------------------------------
                                                          Fourth             Third             Second               First
                                                         Quarter           Quarter            Quarter             Quarter
     ----------------------------------------------------------------------------------------------------------------------
     Year ended December 31, 1999:
      Net sales                                        $521,169           $512,980           $520,061            $533,902
      Gross  profit                                     135,706            134,679            138,236             141,691
      Net  earnings                                    $ 29,151           $ 27,460           $ 27,592            $ 27,707

      Net earnings per common share:
          Basic                                        $   0.59           $   0.53           $   0.54            $   0.54
          Diluted                                      $   0.58           $   0.52           $   0.52            $   0.52

      Common stock price range:
          High                                         $  22.00           $  27.50           $  27.88            $  27.88
          Low                                          $  17.44           $  17.06           $  19.63            $  20.94
      =======================================================================================================================
      Year ended December 31, 1998:
        Net sales                                      $497,628           $487,178           $470,146            $505,298
        Gross profit                                    130,996            128,258            125,435             130,823
        Net earnings                                   $ 24,669           $ 30,548           $ 21,107            $ 21,614

      Net earnings per common share:

        Basic                                          $   0.48           $   0.58           $   0.40            $   0.41
        Diluted                                        $   0.46           $   0.57           $   0.39            $   0.40

      Common stock price range:

          High                                         $  27.25           $  30.69           $  33.69            $  32.56
          Low                                          $  13.50           $  19.50           $  23.06            $  19.56
      ======================================================================================================================


     The Company has not paid cash dividends on its common stock during the three years ended December 31, 1999. The closing market price of the Company's common stock on December 31, 1999 was $22.00 per share.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

     The section entitled "Nominees" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 27, 2000 is incorporated herein by reference.

Executive Officers of the Registrant

                                                                      Current    Appointed
         Name              Age         Position                     Positions   or Elected
         ----              ---         --------                     ---------   ----------
*Wilbert G. Holliman       62       President of the Subsidiary -
                                     Action Industries, Inc.                     1989
                                    Chief Executive Officer of
                                     the Subsidiary - Action
                                     Industries, Inc.                            1994
                                    Director                          X          1996
                                    President                         X          1996
                                    Chief Executive Officer           X          1996
                                    Chairman of the Board             X          1998

*Richard B. Loynd          72       Chairman of the Board of the
                                      Former Subsidiary - Converse Inc.          1982
                                       Vice-President                            1987
                                       Director                       X          1987
                                       President                                 1989
                                       Chief Operating Officer                   1989
                                       Chief Executive Officer                   1989
                                       Chairman of the Board                     1990
                                       Chairman of the Executive
                                         Committee                    X          1998

 John T. Foy               52       President and Chief Executive
                                      Officer of the Subsidiary -
                                      Action Industries, Inc.         X          1996

 Christian J. Pfaff        51       President and Chief Executive
                                      Officer of the Subsidiary -
                                      Thomasville Furniture Industries,
                                      Inc.                            X          1997

 Dennis R. Burgette        52       President and Chief Executive
                                      Officer of the Subsidiary -
                                      Broyhill Furniture Industries,
                                      Inc.                           X           1999

 Lynn Chipperfield         48       General Counsel                              1993
                                      Vice-President                             1996
                                      Secretary                      X           1996
                                      Senior Vice President          X           2000
                                      Chief Administrative Officer   X           2000

 David P. Howard           49       Controller                                   1990
                                      Vice-President                 X           1991
                                      Chief Financial Officer        X           1994
                                      Treasurer                      X           1996

 Steven W. Alstadt         45       Controller                       X           1994
                                     Chief Accounting Officer        X           1994



Retired as an officer of the Company on December 31, 1998.

Brent B. Kincaid           67       President and Chief Executive
                                      Officer of the Subsidiary -
                                      Broyhill Furniture Industries, Inc.        1992
                                      Director                                   1997
-------------------------
* Member of the Executive Committee


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

Item 11.  Executive Compensation
--------------------------------

     The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 27, 2000 are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 27, 2000, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     None.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)       List of documents filed as part of this report:

          1. Financial Statements:

               Consolidated balance sheets, December 31, 1999 and 1998

               Consolidated statements of operations for each of the years in the three-year period ended December 31, 1999

               Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 1999

               Consolidated statements of shareholders' equity for each of the years in the three-year period ended December 31, 1999

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

          4(b) First  Amendment,  dated  as of  November  22,  1999,  to  Credit
               Agreement, dated as of November 17, 1994, as amended and restated as of December 29, 1995, September 6, 1996, June 27, 1997, and July 14, 1998 among the Company, Broyhill Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., Various Banks, Credit Lyonnais New York Branch as Documentation Agent, NationsBank, N.A., as Syndication Agent and Bankers Trust Company, as Administrative Agent.

          4(c) Agreement  to furnish upon  request of the  Commission  copies of other instruments defining the rights of holders of long-term debt of the Company and its subsidiaries which debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended February 28, 1981.)

          10(a)Furniture Brands International, Inc.'s 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Form 10-Q for the quarter ended March 31, 1999.)

          10(b)Furniture Brands  International  Inc.'s 1999 Long-Term  Incentive
               Plan (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

          10(c)Form  of  Indemnification   Agreement  between  the  Company  and
               Richard B. Loynd, Donald E. Lasater and Lee M. Liberman. (Incorporated by reference to Exhibit 10(h) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended February 29, 1988.)

          10(d)Written description of bonus plan for management personnel of The Lane Company, Incorporated. (Incorporated by reference to
               Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.)

          10(e)Retirement Plan for directors. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

          10(f)First Amendment to Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

          10(g)Furniture Brands International, Inc. Executive Incentive Plan, as amended.

          10(h)Broyhill Furniture  Industries,  Inc.  Executive  Incentive Plan.
               (Incorporated by reference to Exhibit 10(i) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

          10(i)Thomasville Furniture  Industries,  Inc. Executive Incentive Plan
               (Incorporated by reference to Exhibit 10(j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

          10(j)Employment Agreement,  dated as of April 29, 1997, between Action
               Industries,  Inc. and John T. Foy.  (Incorporated by reference to
               Exhibit 10(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

          10(k)Employment Agreement, dated as of January 1, 1999, between the Company and Wilbert G. Holliman. (Incorporated by reference to
               Exhibit 10(j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.)

          10(l)Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

          10(m)Employment Agreement, dated as of August 1, 1996, between the Company and David P. Howard. (Incorporated by reference to
               Exhibit 10(d) to Furniture Brands International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

          10(n)Employment Agreement, dated as of January 1, 2000 between the Company and Richard B. Loynd.

          10(o)Employment  Agreement,  dated as of  January  29,  1998,  between
               Thomasville Furniture Industries, Inc. and Christian J. Pfaff. (Incorporated by reference to Exhibit 10(o) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

          10(p)Employment  Agreement,  dated  as of  January  1,  1999,  between
               Broyhill Furniture Industries, Inc. and Dennis R. Burgette. (Incorporated by reference to Exhibit 10(p) to Furniture Brands International, Inc's Annual Report on Form 10-K for the year ended December 31, 1998.)

          10(q)Form of Agreement Not To Compete  between the Company and Wilbert
               G. Holliman, Dennis R. Burgette, John T. Foy, Christian J. Pfaff, David P. Howard, Lynn Chipperfield and Steven W. Alstadt. (Incorporated by reference to Exhibit 10(r) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.)

          21   List of Subsidiaries of the Company

          23   Consent of KPMG LLP

          27   Financial Data Schedule

          99(a)Distribution and Services Agreement, dated November 17, 1994, between the Company and Converse Inc. (Incorporated by reference to Exhibit 99(a) to Furniture Brands International, Inc.'s Annual Report on Form 8-K, dated December 2, 1994.)

          99(b)Tax Sharing  Agreement,  dated  November  17,  1994,  between the
               Company and Converse Inc. (Incorporated by reference to Exhibit 99(b) to Furniture Brands International, Inc.'s Annual Report on Form 8-K, dated December 2, 1994.)

          99(c)Amendment  to Tax Sharing  Agreement,  dated as of  February  21,
               1996, between the Company and Converse Inc. (Incorporated by reference to Exhibit 99(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

(b)      Reports on Form 8-K.

          A Form 8-K was not required to be filed during the quarter ended December 31, 1999.

          SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.

              FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                          Page
                                                                           No.
                                                                           ---
Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1999 and 1998             18

  Consolidated  Statements of Operations  for each of the years in the
  three-year period ended December 31, 1999                                19

  Consolidated Statements of Cash Flows for each of the years in the
  three-year period ended December 31, 1999                                20

  Consolidated Statements of Shareholders' Equity for each of the
  years in the three-year period ended December 31, 1999                   21

  Notes to Consolidated Financial Statements                               22

  Financial Statement Schedule                                             33

  Independent Auditors' Report                                             39

Consolidated Financial Statement Schedules:

                                                       Schedule
   Valuation and qualifying accounts                     II               38


                                                                                                        Schedule II
                                                                                                        -----------


              FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                                                                            (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                      Balance at         Charged to        Deductions         Balance at
                                                       Beginning          Costs and              from             End of
Description                                            of Period           Expenses          Reserves             Period
-----------                                           ----------        -----------        ----------         ----------
Year Ended  December 31, 1999
-----------------------------
  Allowances  deducted from
  receivables on balance sheet:
         Allowance for doubtful accounts                 $15,293            $ 2,362          $(1,695)  (a)       $15,960
         Allowance for cash discounts/
           chargebacks                                     3,040              1,364           (1,307)  (b)         3,097
                                                         -------            -------          -------             -------
                                                         $18,333            $ 3,726          $(3,002)            $19,057
                                                         =======            =======          =======             =======

Year Ended  December 31, 1998
-----------------------------
  Allowances  deducted from
  receivables on balance sheet:
         Allowance for doubtful accounts                 $11,765            $ 5,054         $ (1,526)  (a)       $15,293
         Allowance for cash discounts/
           chargebacks                                     2,028              1,555             (543)  (b)         3,040
                                                         -------            -------         --------             -------
                                                         $13,793            $ 6,609         $ (2,069)            $18,333
                                                         =======            =======         ========             =======

Year Ended  December 31, 1997
-----------------------------
  Allowances deducted from
  receivables on balance sheet:
         Allowance for doubtful accounts                 $17,054            $ 5,098         $(10,387)  (a)       $11,765
         Allowance for cash discounts/
           chargebacks                                     2,070                754             (796)  (b)         2,028
                                                         -------            -------         --------             -------
                                                         $19,124            $ 5,852         $(11,183)            $13,793
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


                                      INDEPENDENT AUDITORS' REPORT

      The Board of Directors and Shareholders
      Furniture Brands International, Inc.:

          We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, cash flows, and the related financial statement schedule for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                               KPMG LLP

      St. Louis, Missouri
      January 27, 2000

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

                                       Furniture Brands International, Inc.
                                       ------------------------------------
                                                  (Registrant)

                                        By  /s/ Wilbert G. Holliman
                                        ---------------------------
                                          Chairman of the Board,
                                            President and Chief
                                            Executive Officer

Date:  March 28, 2000

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.

               Signature                                      Title
               ---------                                      -----
/s/ Wilbert G. Holliman                           President and Director
(Wilbert G. Holliman)                             (Principal Executive Officer)

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

/s/ Donald E. Lasater                              Director
(Donald E. Lasater)

/s/ Lee M. Liberman                                Director
(Lee M. Liberman)

/s/ Richard B. Loynd                               Director
(Richard B. Loynd)

/s/ Malcolm Portera                                Director
(Malcolm Portera)

/s/ Albert E. Suter                                Director
(Albert E. Suter)

               Signature                                      Title
               ---------                                      -----

/s/ David P. Howard                                Vice-President and Treasurer
(David P. Howard)                                  (Principal Financial Officer)

/s/ Steven W. Alstadt                             Controller
(Steven W. Alstadt)                               (Principal Accounting Officer)