Form 10-Q
period 2000-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2000-05-11
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 or

TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES  EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                           ------------   ------------
Commission file number I-91

                      Furniture Brands International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         43-0337683
  ----------------------------------                 -------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 101 South Hanley Road, St. Louis, Missouri                  63105
 ------------------------------------------          -------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code       (314) 863-1100
                                                     -------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                     49,393,623 Shares as of April 30, 2000
                     --------------------------------------

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2000.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended March 31, 2000
                         Three Months Ended March 31, 1999

                  Consolidated Statements of Cash Flows:

                         Three Months Ended March 31, 2000
                         Three Months Ended March 31, 1999

                  Notes to Consolidated Financial Statements

Separate financial statements and other disclosures with respect to the Company's subsidiaries are omitted as such separate financial statements and other disclosures are not deemed material to investors.

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.



                       FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                    (Unaudited)


                                                       March 31,  December 31,
                                                           2000          2000
                                                  -------------   -----------
ASSETS

Current assets:

  Cash and cash equivalents......................  $     10,693  $     7,409
  Receivables, less allowances of $20,179
    ($19,057 at December 31, 1999)...............       377,304      345,385
  Inventories.........................(Note 1)...       292,020      285,395
  Prepaid Expenses and Other Current Assets......        33,867       33,711
                                                   ------------  -----------
    Total Current Assets.........................       713,884      671,900
                                                   ------------  -----------
Property, plant and equipment....................       555,149      545,634
  Less Accumulated Depreciation..................       260,217      247,888
                                                   ------------  -----------
    Net Property, Plant and Equipment............       294,932      297,746
                                                   ------------  -----------

Intangible assets................................       300,058      303,446
Other Assets.....................................        15,475       15,742
                                                   ------------  -----------
                                                   $  1,324,349  $ 1,288,834
                                                   ============  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accrued interest expense.......................  $      7,259  $     1,762
  Accounts payable and other accrued expenses....       185,611      152,102
                                                   ------------  -----------
    Total Current Liabilities....................       192,870      153,864
                                                   ------------  -----------
Long-term debt...................................       502,000      535,100
Other long-term liabilities......................       124,343      125,673

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none..........           -            -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at March 31, 2000 and
    December 31, 1999............................        52,277       52,277
  Paid-in capital................................       120,336      120,326
  Retained earnings..............................       387,172      356,572
  Treasury stock at cost (2,889,643 shares at
    March 31, 2000 and 2,907,059 shares at
    December 31, 1999)...........................       (54,649)     (54,978)
                                                   ------------  -----------
    Total Shareholders' Equity...................       505,136      474,197
                                                   ------------  -----------
                                                   $  1,324,349  $ 1,288,834
                                                   ============  ===========

See accompanying notes to consolidated financial statements.




                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                   Three Months  Three Months
                                                          Ended         Ended
                                                       March 31,     March 31,
                                                           2000          1999
                                                   ------------ -------------

   Net sales...................................... $    563,947 $     533,902

   Costs and expenses:

     Cost of operations...........................      404,719       381,697

     Selling, general and administrative expenses.       86,963        84,056

     Depreciation and amortization................       15,549        14,968
                                                   ------------  ------------

   Earnings from operations.......................       56,716        53,181

   Interest expense...............................        9,609         9,854

   Other income, net..............................          735           621
                                                   ------------  ------------

   Earnings before income tax expense.............       47,842        43,948

   Income tax expense.............................       17,242        16,241
                                                   ------------  ------------
   Net Earnings................................... $     30,600  $     27,707
                                                   ============  ============

   Net earnings per common share:

     Basic........................................       $ 0.62        $ 0.54
                                                         ======        ======
     Diluted......................................       $ 0.61        $ 0.52
                                                         ======        ======

   Weighted average common shares outstanding:

     Basic........................................   49,373,755    51,561,368
                                                     ==========    ==========
     Diluted......................................   50,351,176    53,127,433
                                                     ==========    ==========


   See accompanying notes to consolidated financial statements.




                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three Months    Three Months
                                                                     Ended           Ended
                                                                  March 31,       March 31,
                                                                      2000            1999
                                                              ------------    ------------

   Cash flows from operating activities:

     Net earnings.........................................    $     30,600    $     27,707
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:

         Depreciation of property, plant and equipment....          12,534          11,953
         Amortization of intangible and other assets......           3,015           3,015
         Noncash interest and other expense...............             491             560
         Increase in receivables..........................         (31,919)        (32,583)
         (Increase) decrease in inventories...............          (6,625)          7,566
         Increase in prepaid expenses and other assets....            (580)         (1,562)
         Increase in accounts payable, accrued interest
           expense and other accrued expenses.............          39,006           9,972
         Decrease in net deferred tax liabilities.........          (1,301)         (1,279)
         Increase in other long-term liabilities..........             686           1,151
                                                              ------------    ------------
     Net cash provided by operating activities............          45,907          26,500
                                                              ------------    ------------

   Cash flows from investing activities:

     Proceeds from the disposal of assets.................              12               5
     Additions to property, plant and equipment...........          (9,732)         (9,616)
                                                              ------------    ------------
     Net cash used by investing activities................          (9,720)         (9,611)
                                                              ------------    ------------

   Cash flows from financing activities:

     Payments of long-term debt...........................         (33,100)        (10,800)
     Proceeds from the issuance of treasury stock.........             197           1,573
     Purchase of treasury stock...........................             -           (15,454)
                                                              ------------    ------------
     Net cash used by financing activities................         (32,903)        (24,681)
                                                              ------------    ------------

   Net increase (decrease) in cash and cash equivalents...           3,284          (7,792)
   Cash and cash equivalents at beginning of period.......           7,409          13,220
                                                              ------------    ------------
   Cash and cash equivalents at end of period.............    $     10,693    $      5,428
                                                              ============    ============
   Supplemental Disclosure:

     Cash payments for income taxes, net..................    $      1,824    $      6,360
                                                              ============    ============
     Cash payments for interest...........................    $      3,696    $      9,463
                                                              ============    ============


   See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)  Inventories are summarized as follows:

                                           March 31,     December 31,
                                               2000             1999
                                        -----------      -----------

          Finished products             $   120,534      $   112,389
          Work-in-process                    54,281           58,479
          Raw materials                     117,205          114,527
                                        -----------      -----------
                                        $   292,020      $   285,395
                                        ===========      ===========


(2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                        Three Months     Three Months
                                               Ended            Ended
                                            March 31,        March 31,
                                                2000             1999
                                        ------------     ------------

     Weighted average shares used for
       basic net earnings per common
       share                              49,373,755       51,561,368
     Effect of dilutive securities:
       Stock Options                         977,421        1,566,065
     Weighted average shares used for
       diluted net earnings per common    ----------       ----------
       share                              50,351,176       53,127,433
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

Comparison of Three Months Ended March 31, 2000 and 1999
--------------------------------------------------------

Selected financial information for the three months ended March 31, 2000 and March 31, 1999 is presented below:

(Dollars in millions except per share data)

                                                Three Months Ended
                                      ----------------------------------------
                                         March 31, 2000       March 31, 1999
                                      -------------------  -------------------
                                                  % of                 % of
                                      Dollars   Net Sales  Dollars   Net Sales
                                      -------   ---------  -------   ---------
Net sales                              $563.9     100.0%    $533.9     100.0%
Cost of operations                      404.7      71.8      381.7      71.5
Selling, general and administrative
  expenses                               87.0      15.4       84.0      15.7
Depreciation and amortization            15.5       2.7       15.0       2.8
                                       ------     -----     ------     -----
Earnings from operations                 56.7      10.1       53.2      10.0
Interest expense                          9.6       1.7        9.9       1.9
Other income, net                         0.7       0.1        0.6       0.1
                                       ------     -----     ------     -----
Earnings before income tax expense       47.8       8.5       43.9       8.2
Income tax expense                       17.2       3.1       16.2       3.0
                                       ------     -----     ------     -----
Net earnings                           $ 30.6       5.4%    $ 27.7       5.2%
                                       ======     =====     ======     =====

Gross profit (1)                       $148.4      26.3%    $141.7      26.5%
                                       ======     =====     ======     =====

(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                          2000       1999
                                        ------     -------

     Net sales                           $563.9     $533.9
     Cost of operations                   404.7      381.7
     Depreciation (associated with
       cost of goods sold)                 10.8       10.5
                                         ------     ------
     Gross profit                        $148.4     $141.7
                                         ======     ======

Net sales for the three months ended March 31, 2000 were $563.9 million, compared to $533.9 million in the three months ended March 31, 1999, an increase of $30.0 million or 5.6%. The improved sales performance occurred at each operating company and reflected a strong order flow throughout the period. Shipments at selective locations were negatively impacted in late January due to severe winter weather.

Cost of operations for the three months ended March 31, 2000 was $404.7 million compared to $381.7 million for the comparable prior year period. Cost of operations as a percentage of net sales increased from 71.5% for the three months ended March 31, 1999 to 71.8% for the three months ended March 31, 2000. The increase reflects manufacturing inefficiencies caused by severe winter weather in late January.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $87.0 million compared with $84.0 million in the prior year. As a percentage of net sales, selling, general and administrative expenses were 15.4% and 15.7% for the three months ended March 31, 2000 and March 31, 1999, respectively. The decrease reflects tight control of selling, general and administrative expenses.

Interest expense totaled $9.6 million for the three months ended March 31, 2000 compared to $9.9 million in the prior year comparable period. The decrease in interest expense in the three months ended March 31, 2000 resulted from lower long-term debt levels partially offset by higher interest rates.

The effective income tax rate was 36.0% and 37.0% for the three months ended March 31, 2000 and March 31, 1999, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local taxes.

Net earnings per common share for basic and diluted were $0.62 and $0.61, respectively, for the three months ended March 31, 2000, compared with $0.54 and $0.52, respectively, for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 49,374,000 and 50,351,000, respectively, for the three months ended March 31, 2000 and 51,561,000 and 53,127,000, respectively, for the three months ended March 31, 1999.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at March 31, 2000 amounted to $10.7 million, compared with $7.4 million at December 31, 1999. During the three months ended March 31, 2000, net cash provided by operating activities totaled $45.9 million, net cash used by investing activities totaled $9.7 million and net cash used by financing activities totaled $32.9 million.

Working capital was $521.0 at March 31, 2000, compared with $518.0 million at December 31, 1999. The current ratio was 3.7-to-1 at March 31, 2000, compared to 4.4-to-1 at December 31, 1999.

FINANCING ARRANGEMENTS

As of March 31, 2000, long-term debt consisted of the following, in millions:

         Secured credit agreement:

           Revolving credit facility              $285.2
           Term loan facility                      200.0
         Other                                      16.8
                                                  ------
                                                  $502.0
                                                  ======

To meet short-term capital and other financial requirements, the Company maintains a $600.0 million revolving credit facility as part of its Secured Credit Agreement with a group of financial institutions. The revolving credit facility allows for both issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $60.0 million. Cash borrowings are limited only by the facility's maximum availability less letters of credit outstanding. At March 31, 2000, there were $285.2 million of cash borrowings outstanding under the revolving credit facility and $41.3 million in letters of credit outstanding, leaving an excess of $273.5 million available under the revolving credit facility.

The Company believes its Secured Credit Agreement, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Forward-looking Statements
--------------------------

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

                            PART II OTHER INFORMATION
                            -------------------------

Item 6. Exhibits and Reports on Form 8-K

          (a)  27. Financial Data Schedule.

          (b) A Form 8-K was not required to be filed during the quarter ended March 31, 2000.

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

Date:  May 11, 2000