Form 10-Q
period 2000-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2000-08-11
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000 or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

     Commission file number I-91
                            ----

                     Furniture Brands International, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                            43-0337683
            --------                                            ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 101 South Hanley Road, St. Louis, Missouri                      63105
 ------------------------------------------                      -----
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (314) 863-1100
                                                             --------------


Former name, former address and former fiscal year, if changed since last report
--------------------------------------------------------------------------------

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

                      49,635,523 Shares as of July 31, 2000
                      -------------------------------------

                          PART I FINANCIAL INFORMATION
                          ----------------------------

Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2000.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended June 30, 2000
                         Three Months Ended June 30, 1999

                         Six Months Ended June 30, 2000
                         Six Months Ended June 30, 1999

                  Consolidated Statements of Cash Flows:

                         Six Months Ended June 30, 2000
                         Six Months Ended June 30, 1999

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


                       FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                              (Dollars in thousands)
                                    (Unaudited)

                                                        June 30, December 31,
                                                           2000         1999
                                                   ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents......................   $    11,239  $     7,409
  Receivables, less allowances of $21,076
    ($19,057 at December 31, 1999)...............       360,730      345,385
  Inventories.........................(Note 1)...       310,941      285,395
  Prepaid expenses and other current assets......        33,868       33,711
                                                    -----------  -----------
    Total current assets.........................       716,778      671,900
                                                    -----------  -----------
Property, plant and equipment....................       559,060      545,634
  Less accumulated depreciation..................       267,992      247,888
                                                    -----------  -----------
    Net property, plant and equipment............       291,068      297,746
                                                    -----------  -----------
Intangible assets................................       296,670      303,446
Other assets.....................................        13,503       15,742
                                                    -----------  -----------
                                                    $ 1,318,019  $ 1,288,834
                                                    ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accrued interest expense.......................   $     2,549  $     1,762
  Accounts payable and other accrued expenses....       157,283      152,102
                                                    -----------  -----------
    Total current liabilities....................       159,832      153,864
                                                    -----------  -----------

Long-term debt........................(Note 2)...       502,500      535,100
Other long-term liabilities......................       120,128      125,673

Shareholders' equity:
  Preferred stock, authorized 10,000,000

    shares, no par value - issued, none..........           -            -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at June 30, 2000 and

    December 31, 1999............................        52,277       52,277
  Paid-in capital................................       118,453      120,326
  Retained earnings..............................       414,793      356,572
  Treasury stock at cost (2,641,943 shares at
    June 30, 2000 and 2,907,059 shares at
    December 31, 1999)...........................       (49,964)     (54,978)
                                                    -----------  -----------
    Total shareholders' equity...................       535,559      474,197
                                                    -----------  -----------
                                                    $ 1,318,019  $ 1,288,834
                                                    ===========  ===========

See accompanying notes to consolidated financial statements.



                     FURNITURE BRANDS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands except per share data)
                                 (Unaudited)

                                                   Three Months  Three Months
                                                          Ended         Ended
                                                        June 30,      June 30,
                                                           2000          1999
                                                   ------------  ------------

   Net sales...................................... $    533,079  $    520,061

   Costs and expenses:
     Cost of operations...........................      380,989       371,599

     Selling, general and administrative expenses.       81,331        81,073

     Depreciation and amortization................       15,298        14,654
                                                  -------------  ------------

   Earnings from operations.......................       55,461        52,735

   Interest expense...............................        9,308         9,568

   Other income, net..............................          959           572
                                                  -------------  ------------

   Earnings before income tax expense and
     extraordinary item...........................       47,112        43,739

   Income tax expense.............................       16,969        16,147
                                                  -------------  ------------

   Net earnings before extraordinary item.........       30,143        27,592

   Extraordinary item - early extinguishment of
     debt, net of tax benefit....(Note 3).........       (2,522)          -
                                                  -------------  ------------

   Net earnings................................... $     27,621  $     27,592
                                                  =============  ============

   Net earnings per common share - basic:

     Net earnings before extraordinary item.......       $ 0.61        $ 0.54
     Extraordinary item - early extinguishment
       of debt....................................        (0.05)          -
                                                         ------        ------

   Net earnings per common share - basic..........       $ 0.56        $ 0.54
                                                         ======        ======

   Net earnings per common share - diluted:
     Net earnings before extraordinary item.......       $ 0.60        $ 0.52
     Extraordinary item - early extinguishment
       of debt....................................        (0.05)          -
                                                         ------        ------
   Net earnings per common share - diluted........       $ 0.55        $ 0.52
                                                         ======        ======

   Weighted average common and common equivalent shares outstanding:

     Basic........................................   49,463,669    51,443,733
                                                     ==========    ==========
     Diluted......................................   50,460,912    52,927,848
                                                     ==========    ==========

   See accompanying notes to consolidated financial statements.




                     FURNITURE BRANDS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands except per share data)
                                 (Unaudited)

                                                     Six Months    Six Months
                                                          Ended         Ended
                                                        June 30,      June 30,
                                                           2000          1999
                                                     ----------    ----------

   Net sales......................................   $1,097,026    $1,053,963

   Costs and expenses:
     Cost of operations...........................      785,708       753,296

     Selling, general and administrative expenses.      168,294       165,129

     Depreciation and amortization................       30,847        29,622
                                                     ----------    ----------

   Earnings from operations.......................      112,177       105,916

   Interest expense...............................       18,917        19,422

   Other income, net..............................        1,694         1,193
                                                     ----------    ----------

   Earnings before income tax expense and

     extraordinary item...........................       94,954        87,687

   Income tax expense.............................       34,211        32,388
                                                     ----------    ----------
   Net earnings before extraordinary item.........       60,743        55,299
   Extraordinary item - early extinguishment of
     debt, net of tax benefit....(Note 3).........       (2,522)          -
                                                     ----------    ----------
   Net earnings...................................   $   58,221    $   55,299
                                                     ==========    ==========

   Net earnings per common share - basic:

     Net earnings before extraordinary item.......       $ 1.23        $ 1.07
     Extraordinary item - early extinguishment
       of debt....................................        (0.05)          -
                                                         ------        ------
   Net earnings per common share - basic..........       $ 1.18        $ 1.07
                                                         ======        ======

   Net earnings per common share - diluted:

     Net earnings before extraordinary item.......       $ 1.21        $ 1.04
     Extraordinary item - early extinguishment
       of debt....................................        (0.05)          -
                                                         ------        ------
   Net earnings per common share - diluted........       $ 1.16        $ 1.04
                                                         ======        ======

   Weighted average common and common equivalent shares outstanding:

     Basic........................................   49,418,712    51,502,226
                                                     ==========    ==========
     Diluted......................................   50,405,810    53,026,934
                                                     ==========    ==========

   See accompanying notes to consolidated financial statements.



                       FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                Six Months      Six Months
                                                                     Ended           Ended
                                                                   June 30,        June 30,
                                                                      2000            1999
                                                               -----------      ----------

   Cash flows from operating activities:
     Net earnings.........................................      $   58,221      $   55,299
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Net loss on early extinguishment of debt.........           2,522             -
         Depreciation of property, plant and equipment....          24,817          23,592
         Amortization of intangible and other assets......           6,030           6,030
         Noncash interest and other expense...............             888           1,171
         Increase in receivables..........................         (15,345)        (30,859)
         (Increase) decrease in inventories...............         (25,546)          9,259
         (Increase) decrease in prepaid expenses and
           other assets...................................              43          (2,592)
         Increase in accounts payable, accrued interest
           expense and other accrued expenses.............           7,488           7,256
         Decrease in net deferred tax liabilities.........          (2,038)         (2,763)
         Increase (decrease) in other long-term
           liabilities....................................          (1,869)          1,984
                                                                  --------        --------
     Net cash provided by operating activities............          55,211          68,377
                                                                  --------        --------
   Cash flows from investing activities:

     Proceeds from the disposal of assets.................              26              23
     Additions to property, plant and equipment...........         (19,574)        (25,878)
                                                                  --------        --------
     Net cash used by investing activities................         (19,548)        (25,855)
                                                                  --------        --------
   Cash flows from financing activities:

     Payments for debt issuance costs.....................          (2,089)            -
     Additions to long-term debt..........................         486,500             -
     Payments of long-term debt...........................        (519,100)        (38,600)
     Proceeds from the issuance of treasury stock.........           2,856           4,850
     Purchase of treasury stock...........................             -           (15,454)
                                                                ----------      ----------
     Net cash used by financing activities................         (31,833)        (49,204)
                                                                ----------      ----------

   Net increase (decrease) in cash and cash equivalents...           3,830          (6,682)
   Cash and cash equivalents at beginning of period.......           7,409          13,220
                                                                ----------      ----------
   Cash and cash equivalents at end of period.............      $   11,239      $    6,538
                                                                ==========      ==========
   Supplemental Disclosure:
     Cash payments for income taxes, net..................      $   36,631      $   37,667
                                                                ==========      ==========

     Cash payments for interest...........................      $   17,565      $   18,825
                                                                ==========      ==========

   See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)     Inventories are summarized as follows:

                                            June 30,     December 31,
                                               2000             1999
                                        -----------      -----------
          Finished products             $   137,103      $   112,389
          Work-in-process                    53,713           58,479
          Raw materials                     120,125          114,527
                                        -----------      -----------
                                        $   310,941      $   285,395
                                        ===========      ===========

(2) On June 7, 2000, the Company refinanced its secured credit agreement. The new credit facility is an unsecured, five-year, revolving credit facility with a commitment of $630.0 million.

        The new revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On June 30, 2000, $486.5 million in cash borrowings were outstanding under the credit facility.

        Cash borrowings under the new credit facility bear interest at a base rate or at an adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and LIBOR is subject to adjustment based upon the credit ratings the facility receives from Standard & Poor's and Moody's. At June 30, 2000, loans outstanding under the credit facility consisted of $465.0 million based upon LIBOR and $21.5 million based upon the base rate for a weighted average interest rate of 7.47%.

(3) In conjunction with the June 7, 2000 refinancing of the secured credit agreement, the Company charged to results of operations $2.5 million, net of taxes of $1.5 million, representing the deferred financing fees and expenses pertaining to the refinanced credit facility. The charge was recorded as an extraordinary item.

(4) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:


                                            Three Months Ended               Six Months Ended
                                       ----------------------------    ----------------------------
                                       June 30, 2000  June 30, 1999    June 30, 2000  June 30, 1999
                                       -------------  -------------    -------------  -------------
       Weighted average shares used
         for basic net earnings per
         common share                     49,463,669     51,443,733       49,418,712     51,502,226
       Effect of dilutive securities:
         Stock options                       997,243      1,484,115          987,098      1,524,708
                                         -----------    -----------       ----------    -----------
       Weighted average shares used
         for diluted net earnings
         per common share                 50,460,912     52,927,848       50,405,810     53,026,934
                                         ===========    ===========       ==========    ===========


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (referred to herein as the "Company") is one of the largest home furniture manufacturers in the United States. The Company has three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

Comparison of Three Months and Six Months Ended June 30, 2000 and 1999
----------------------------------------------------------------------

Selected financial information for the three months and six months ended June 30, 2000 and June 30, 1999 is presented below:

(Dollars in millions except per share data)

                                                 Three Months Ended
                                          ----------------------------------
                                          June 30, 2000        June 30, 1999
                                          -------------        -------------
                                                  % of                 % of
                                      Dollars   Net Sales  Dollars   Net Sales
                                      -------   ---------  -------   ---------
Net sales                              $533.1     100.0%    $520.1     100.0%
Earnings from operations                 55.5      10.4%      52.7      10.1%
Interest expense                          9.3       1.7%       9.5       1.8%
Income tax expense                       17.0       3.2%      16.2       3.1%
Net earnings before extraordinary item   30.1       5.7%      27.6       5.3%
Net earnings per common share before
  extraordinary item - diluted           0.60       -         0.52       -

Gross profit (1)                       $141.6      26.6%    $138.2      26.6%


                                                  Six Months Ended
                                         ----------------------------------
                                         June 30, 2000        June 30, 1999
                                         -------------        -------------
                                                  % of                 % of
                                       Dollars  Net Sales   Dollars  Net Sales
                                       -------  ---------   -------  ---------
Net sales                             $1,097.0    100.0%   $1,054.0    100.0%
Earnings from operations                 112.2     10.2%      105.9     10.0%
Interest expense                          18.9      1.7%       19.4      1.8%
Income tax expense                        34.2      3.1%       32.4      3.1%
Net earnings before extraordinary item    60.7      5.5%       55.3      5.2%
Net earnings per common share before
  extraordinary item - diluted            1.21      -          1.04      -

Gross profit (1)                        $290.0     26.4%     $279.9     26.6%


(1)    The  Company  believes  that gross  profit  provides  useful  information regarding  a  company's  financial  performance.  Gross  profit  has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                      ------------------   -------------------
                                        2000       1999       2000      1999
                                      -------    -------   ---------  --------
     Net sales                         $533.1     $520.1    $1,097.0  $1,054.0
     Cost of operations                 381.0      371.6       785.7     753.3
     Depreciation (associated with
       cost of goods sold)               10.5       10.3        21.3      20.8
                                       ------     ------    --------  --------
     Gross profit                      $141.6     $138.2    $  290.0  $  279.9
                                       ======     ======    ========  ========

Net sales for the three months ended June 30, 2000 were $533.1 million, compared to $520.1 million in the three months ended June 30, 1999, an increase of $13.0 million or 2.5%. For the six months ended June 30, 2000, net sales increased $43.0 million or 4.1% to $1,097.0 million from $1,054.0 million for the six months ended June 30, 1999. The improved sales performance for both periods occurred at each operating company. Earnings from operations for the three months ended June 30, 2000 increased by $2.8 million or 5.2% from the comparable prior year period. Earnings from operations for the three months ended June 30, 2000 and June 30, 1999 were 10.4% and 10.1% of net sales, respectively. For the six months ended June 30, 2000, earnings from operations increased by $6.3 million, or 5.9% from the comparable six months of 1999. As a percentage of net sales, earnings from operations for the six months ended June 30, 2000 and June 30, 1999 were 10.2% and 10.0%, respectively. The increase in operating earnings was due to higher sales volume and continued tight control of selling, general and administrative expenses.

Interest expense totaled $9.3 million and $18.9 million for the three months and six months ended June 30, 2000, respectively, compared to $9.5 million and $19.4 million for the prior year comparable periods. The decrease in interest expense during the periods resulted from lower long-term debt levels partially offset by higher interest rates.

The effective income tax rates were 36.0% and 36.9% for the three months ended June 30, 2000 and June 30, 1999, respectively, and 36.0% and 36.9% for the six months ended June 30, 2000 and June 30, 1999, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

Net earnings per common share before extraordinary item for basic and diluted were $0.61 and $0.60 for the three months ended June 30, 2000, respectively, compared with $0.54 and $0.52 for the same period last year, respectively. For the six months ended June 30, 2000 and June 30, 1999, net earnings per common share for basic and diluted were $1.23 and $1.21, respectively, and $1.07 and $1.04, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 49,464,000 and 50,461,000, respectively, for the three months ended June 30, 2000, and 51,444,000 and 52,928,000, respectively, for the three months ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 49,419,000 and 50,406,000, respectively, and 51,502,000 and 53,027,000, respectively.

FINANCIAL CONDITION

Working Capital
---------------
Cash and cash equivalents at June 30, 2000 amounted to $11.2 million, compared with $7.4 million at December 31, 1999. During the six months ended June 30, 2000, net cash provided by operating activities totaled $55.2 million, net cash used by investing activities totaled $19.6 million and net cash used by financing activities totaled $31.8 million.

Working capital was $556.9 at June 30, 2000, compared with $518.0 million at December 31, 1999. The current ratio was 4.5-to-1 at June 30, 2000, compared to 4.4-to-1 at December 31, 1999.

Financing Arrangements
----------------------

As of June 30, 2000, long-term debt consisted of the following, in millions:

              Revolving credit facility                  $486.5
              Other                                        16.0
                                                         ------
                                                         $502.5
                                                         ======

On June 7, 2000, the Company refinanced its secured credit agreement. The new credit facility is an unsecured, five-year, revolving credit facility with a commitment of $630.0 million.

The new revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On June 30, 2000, $486.5 million in cash borrowings were outstanding under the credit facility.

Cash borrowings under the new credit facility bear interest at a base rate or at an adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and LIBOR is subject to adjustment based upon the credit ratings the facility receives from Standard & Poor's and Moody's. At June 30, 2000, loans outstanding under the credit facility consisted of $465.0 million based upon LIBOR and $21.5 million based upon the base rate for a weighted average interest rate of 7.47%.

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

                            PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on April 27, 2000. The directors listed in the Notice of Annual Meeting of Stockholders dated March 16, 2000 were elected for terms of one year ending 2001 with voting for each as follows:

          Director           For                 Withheld
          --------           ---                 --------
          K. B. Bell         42,786,078          186,972
          W. G. Holliman     42,792,809          180,241
          B. A. Karsh        42,781,872          191,178
          D. E. Lasater      42,772,387          200,663
          L. M. Liberman     42,771,547          201,503
          R. B. Loynd        42,769,451          203,579
          M. Portera         42,786,288          186,762
          A. E. Suter        42,785,968          187,082

Item 5.   Other Information

          On June 7, 2000, the Company refinanced its secured credit facility. The new credit facility is an unsecured, five-year, revolving credit facility with a commitment of $630.0 million. The new revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $150.0 million with cash borrowings limited by the facility's maximum availability less letters of credit outstanding. Cash borrowings under the new credit facility bear interest at a base rate or at an adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin is subject to adjustment based upon the credit ratings the facility receives from Standard & Poor's and Moody's.

Item 6.   Exhibits and Reports on Form 8-K

          (a) 4. Credit Agreement, dated as of June 7, 2000, among the Company, Broyhill Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., Various Lenders, First Union National Bank, as Documentation Agent, Bank of America, N.A., as Syndication Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Manager.

          27.  Financial Data Schedule.

          (b) A Form 8-K was not required to be filed during the quarter ended June 30, 2000.

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

Date:  August 11, 2000