Form 10-Q
period 2000-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2000-11-14
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

     Commission file number I-91


                      Furniture Brands International, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                          43-0337683
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

 101 South Hanley Road, St. Louis, Missouri            ___        63105
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (314) 863-1100


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

                    49,643,723 Shares as of October 31, 2000

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2000.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended September 30, 2000
                         Three Months Ended September 30, 1999

                         Nine Months Ended September 30, 2000
                         Nine Months Ended September 30, 1999

                  Consolidated Statements of Cash Flows:

                         Nine Months Ended September 30, 2000
                         Nine Months Ended September 30, 1999

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                       FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                    (Unaudited)


                                                   September 30, December 31,
                                                           2000         1999
                                                   ------------  -----------
ASSETS

Current assets:
  Cash and cash equivalents......................  $      7,720  $     7,409
  Receivables, less allowances of $22,670
    ($19,057 at December 31, 1999)...............       361,249      345,385
  Inventories.........................(Note 1)...       326,126      285,395
  Prepaid expenses and other current assets......        32,148       33,711
                                                  -------------  -----------
    Total current assets.........................       727,243      671,900
                                                  -------------  -----------

Property, plant and equipment....................       574,807      545,634
  Less accumulated depreciation..................       278,868      247,888
                                                  -------------  -----------
    Net property, plant and equipment............       295,939      297,746
                                                  -------------  -----------

Intangible assets................................       293,283      303,446
Other assets.....................................        14,154       15,742
                                                  -------------  -----------
                                                   $  1,330,619  $ 1,288,834
                                                  =============  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense.......................  $      2,838  $     1,762
  Accounts payable and other accrued expenses....       165,379      152,102
                                                   ------------  -----------
    Total current liabilities....................       168,217      153,864
                                                   ------------  -----------

Long-term debt........................(Note 2)...       485,000      535,100
Other long-term liabilities......................       118,280      125,673

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none..........           -            -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at September 30, 2000 and
    December 31, 1999............................        52,277       52,277
  Paid-in capital................................       118,560      120,326
  Retained earnings..............................       438,166      356,572
  Treasury stock at cost (2,637,543 shares at
    September 30, 2000 and 2,907,059 shares at
    December 31, 1999)...........................       (49,881)     (54,978)
             --- ----                              ------------   ----------
    Total shareholders' equity...................       559,122      474,197
                                                   ------------   ----------
                                                   $  1,330,619  $ 1,288,834
                                                   ============  ===========

See accompanying notes to consolidated financial statements.

                     FURNITURE BRANDS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)
                                 (Unaudited)



                                                   Three Months  Three Months
                                                          Ended         Ended
                                                   September 30, September 30,
                                                           2000          1999
                                                   ------------  ------------

   Net sales...................................... $    499,746  $    512,980

   Costs and expenses:
     Cost of operations...........................      363,122       368,440

     Selling, general and administrative expenses.       77,382        78,478

     Depreciation and amortization................       14,548        14,174
                                                   ------------  ------------

   Earnings from operations.......................       44,694        51,888

   Interest expense...............................        8,727         8,934

   Other income, net..............................          404           593
                                                   ------------  ------------

   Earnings before income tax expense.............       36,371        43,547

   Income tax expense.............................       12,998        16,087
                                                   ------------  ------------

   Net earnings................................... $     23,373  $     27,460
                                                   ============  ============

   Net earnings per common share:

     Basic........................................       $ 0.47        $ 0.53
                                                         ======        ======

     Diluted......................................       $ 0.46        $ 0.52
                                                         ======        ======

   Weighted average common and common equivalent shares outstanding:

     Basic........................................   49,636,740    51,451,745
                                                     ==========    ==========

     Diluted......................................   50,469,708    52,767,789
                                                     ==========    ==========


   See accompanying notes to consolidated financial statements.

                     FURNITURE BRANDS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)
                                 (Unaudited)

                                                    Nine Months   Nine Months
                                                          Ended         Ended
                                                   September 30, September 30,
                                                           2000          1999
                                                   ------------  ------------

   Net sales...................................... $  1,596,772  $  1,566,943

   Costs and expenses:
     Cost of operations...........................    1,148,830     1,121,736

     Selling, general and administrative expenses.      245,676       243,607

     Depreciation and amortization................       45,395        43,796
                                                   ------------  ------------

   Earnings from operations.......................      156,871       157,804

   Interest expense...............................       27,644        28,356

   Other income, net..............................        2,098         1,786
                                                   ------------  ------------

   Earnings before income tax expense and
     extraordinary item...........................      131,325       131,234

   Income tax expense.............................       47,209        48,475
                                                   ------------  ------------

   Net earnings before extraordinary item.........       84,116        82,759

   Extraordinary item - early extinguishment of
     debt, net of tax benefit....(Note 3).........       (2,522)          -
                                       -           ------------  -----------

   Net earnings................................... $     81,594  $     82,759
                                                   ============  ============

   Net earnings per common share - basic:
     Net earnings before extraordinary item.......       $ 1.70        $ 1.61
     Extraordinary item - early extinguishment
       of debt....................................        (0.05)          -
                                                         ------        ------

   Net earnings per common share - basic..........       $ 1.65        $ 1.61
                                                         ======        ======

   Net earnings per common share - diluted:
     Net earnings before extraordinary item.......       $ 1.67        $ 1.56
     Extraordinary item - early extinguishment
       of debt....................................        (0.05)          -
                                                         ------        ------

   Net earnings per common share - diluted........       $ 1.62        $ 1.56
                                                         ======        ======

   Weighted average common and common equivalent
     shares outstanding:
     Basic........................................   49,491,919    51,485,214
                                                     ==========    ==========

     Diluted......................................   50,423,588    52,933,771
                                                     ==========    ==========

   See accompanying notes to consolidated financial statements.

                       FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                               Nine Months     Nine Months
                                                                     Ended           Ended
                                                              September 30,   September 30,
                                                                      2000            1999
                                                              ------------    ------------

   Cash flows from operating activities:
     Net earnings.........................................    $     81,594    $     82,759
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Net loss on early extinguishment of debt.........           2,522             -
         Depreciation of property, plant and equipment....          36,350          34,751
         Amortization of intangible and other assets......           9,045           9,045
         Noncash interest and other expense...............           1,355           1,670
         Increase in receivables..........................         (15,864)        (42,437)
         (Increase) decrease in inventories...............         (40,731)         23,402
         Increase in prepaid expenses and other assets....          (2,176)         (2,213)
         Increase in accounts payable, accrued interest
           expense and other accrued expenses.............          15,873          16,485
         Decrease in net deferred tax liabilities.........          (4,141)         (4,219)
         Increase in other long-term liabilities..........           1,723           1,026
                                                               -----------    ------------
     Net cash provided by operating activities............          85,550         120,269
                                                               -----------    ------------

   Cash flows from investing activities:
     Proceeds from the disposal of assets.................              42              29
     Additions to property, plant and equipment...........         (35,995)        (34,665)
                                                               -----------    ------------
     Net cash used by investing activities................         (35,953)        (34,636)
                                                               -----------    ------------

   Cash flows from financing activities:
     Payments for debt issuance costs.....................          (2,090)            -
     Additions to long-term debt..........................         486,500             -
     Payments of long-term debt...........................        (536,600)        (49,600)
     Proceeds from the issuance of treasury stock.........           2,904           6,103
     Purchase of treasury stock...........................             -           (45,331)
                                                              ------------    ------------
     Net cash used by financing activities................         (49,286)        (88,828)
                                                              ------------    ------------

   Net increase (decrease) in cash and cash equivalents...             311          (3,195)
   Cash and cash equivalents at beginning of period.......           7,409          13,220
                                                              ------------    ------------
   Cash and cash equivalents at end of period.............    $      7,720    $     10,025
                                                              ============    ============

   Supplemental Disclosure:
     Cash payments for income taxes, net..................    $     47,831    $     50,154
                                                              ============    ============

     Cash payments for interest...........................    $     26,300    $     27,530
                                                              ============    ============

   See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)


(1)  Inventories are summarized as follows:


                                       September 30,     December 31,
                                               2000             1999
                                       ------------      ------ ----

          Finished products            $    143,175      $   112,389
          Work-in-process                    58,599           58,479
          Raw materials                     124,352          114,527
                                       ------------      -----------
                                       $    326,126      $   285,395
                                       ============      ===========


(2) On June 7, 2000, the Company refinanced its secured credit agreement. The new credit facility is an unsecured, five-year, revolving credit facility with a commitment of $630.0 million.

     The new revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 2000 there were $469.0 million in cash borrowings and $37.3 million in letters of credit outstanding, leaving an excess of $123.7 million available under the facility.

     Cash borrowings under the new credit facility bear interest at a base rate or at an adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and LIBOR is subject to adjustment based upon the credit ratings the facility receives from Standard & Poor's and Moody's. At September 30, 2000, loans outstanding under the credit facility consisted of $455.0 million based upon LIBOR and $14.0 million based upon the base rate for a weighted average interest rate of 7.44%.

     In July 2000, the Company executed an unwind of the remaining $200.0 million of the $300.0 million interest rate swap agreement maturing in January 2002. The gain from the transaction is being amortized over the original life of the swap agreement.

(3) In conjunction with the June 7, 2000 refinancing of the secured credit agreement, the Company charged to results of operations $2.5 million, net of taxes of $1.5 million, representing the deferred financing fees and expenses pertaining to the refinanced credit facility. The charge was recorded as an extraordinary item.

(4) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:


                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                      ----------------------------    -----------------------------
                                            2000           1999             2000          1999
                                      --------------   -----------    --------------  -------------

       Weighted average shares used
         for basic net earnings per
         common share                     49,636,740     51,451,745       49,491,919     51,485,214
       Effect of dilutive securities:
         Stock options                       832,968      1,316,044          931,669      1,448,557
                                          ----------     ----------       ----------     ---------
       Weighted average shares used
         for diluted net earnings
         per common share                 50,469,708     52,767,789       50,423,588     52,933,771
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

Comparison of Three Months and Nine Months Ended September 30, 2000 and 1999
----------------------------------------------------------------------------

Selected financial information for the three months and nine months ended September 30, 2000 and September 30, 1999 is presented below:

(Dollars in millions except per share data)

                                                 Three Months Ended
                                                 ------------------
                                       September 30, 2000   September 30, 1999
                                       ------------------   ------------------
                                                  % of                 % of
                                       Dollars  Net Sales   Dollars  Net Sales
                                       -------  ---------   -------  ---------
Net sales                               $499.8    100.0%     $512.9    100.0%
Earnings from operations                  44.7      8.9%       51.9     10.1%
Interest expense                           8.7      1.7%        9.0      1.7%
Income tax expense                        13.0      2.6%       16.0      3.1%
Net earnings                              23.4      4.7%       27.5      5.4%
Net earnings per common share-diluted     0.46      -          0.52      -

Gross profit (1)                        $126.8     25.4%     $134.7     26.3%

                                                  Nine Months Ended
                                                  -----------------
                                       September 30, 2000   September 30, 1999
                                       ------------------   ------------------
                                                  % of                 % of
                                       Dollars  Net Sales   Dollars  Net Sales
                                       -------  ---------   -------  ---------
Net sales                             $1,596.8    100.0%   $1,566.9    100.0%
Earnings from operations                 156.9      9.8%      157.8     10.1%
Interest expense                          27.6      1.7%       28.4      1.8%
Income tax expense                        47.2      3.0%       48.4      3.1%
Net earnings before extraordinary item    84.1      5.3%       82.8      5.3%
Net earnings per common share before
  extraordinary item -- diluted           1.67      -          1.56      -

Gross profit (1)                        $416.8     26.1%     $414.6     26.5%

(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                      Three Months Ended     Nine Months Ended
                                      ------------------     -----------------
                                         September 30,         September 30,
                                         -------------         -------------
                                        2000       1999        2000      1999
                                        ----       ----        ----      ----
     Net sales                        $499.8     $512.9    $1,596.8   $1,566.9
     Cost of operations                363.1      368.4     1,148.8    1,121.7
     Depreciation (associated with       9.9        9.8        31.2       30.6
                                      ------     ------    --------   --------
       cost of goods sold)
     Gross profit                     $126.8     $134.7    $  416.8   $  414.6
                                      ======     ======    ========   ========


Net sales for the three months ended September 30, 2000 were $499.8 million, compared to $512.9 million in the three months ended September 30, 1999, a decrease of $13.1 million or 2.6%. This sales decline reflects a softening business environment, failure of a major customer, and realignment of the Company's customer base. For the nine months ended September 30, 2000, net sales increased $29.9 million or 1.9% to $1,596.8 million from $1,566.9 million for the nine months ended September 30, 1999.

Earnings from operations for the three months ended September 30, 2000 decreased by $7.2 million or 13.9% from the comparable prior year period. Earnings from operations for the three months ended September 30, 2000 and September 30, 1999 were 8.9% and 10.1% of net sales, respectively. Earnings from operations for the three months ended September 30, 2000 were negatively impacted by the unfavorable sales performance, marketplace retail disruptions, as well as efforts to begin the slowdown of production levels to balance inventories with a weakening incoming order trend. Selective downtime was taken in a number of manufacturing facilities, which adversely affected cost of operations. Each operating company was impacted to a varying degree, depending upon its manufacturing overhead cost structure and its reliance on a growing import program. Selling, general and administrative expenses remained under tight control. For the nine months ended September 30, 2000, earnings from operations decreased by $0.9 million, or 0.6% from the comparable nine months of 1999. As a percentage of net sales, earnings from operations for the nine months ended September 30, 2000 and September 30, 1999 were 9.8% and 10.1%, respectively.m operations for the nine months ended September 30, 2000 and September 30, 1999 were 9.8% and 10.1%, respectively.

Interest expense totaled $8.7 million and $27.6 million for the three months and nine months ended September 30, 2000, respectively, compared to $9.0 million and $28.4 million for the prior year comparable periods. The decrease in interest expense during the periods resulted from lower long-term debt levels partially offset by higher interest rates.

The effective income tax rates were 35.7% and 36.9% for the three months ended September 30, 2000 and September 30, 1999, respectively, and 35.9% and 36.9% for the nine months ended September 30, 2000 and September 30, 1999, respectively. The effective tax rates for each period were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes.

Net earnings per common share for basic and diluted were $0.47 and $0.46 for the three months ended September 30, 2000, respectively, compared with $0.53 and $0.52 for the same period last year, respectively. For the nine months ended September 30, 2000 and September 30, 1999, net earnings per common share before extraordinary item for basic and diluted were $1.70 and $1.67, respectively, and $1.61 and $1.56, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 49,637,000 and 50,470,000, respectively, for the three months ended September 30, 2000, and 51,452,000 and 52,768,000, respectively, for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 49,492,000 and 50,424,000, respectively, and 51,485,000 and 52,934,000, respectively.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at September 30, 2000 amounted to $7.7 million, compared with $7.4 million at December 31, 1999. During the nine months ended September 30, 2000, net cash provided by operating activities totaled $85.6 million, net cash used by investing activities totaled $36.0 million and net cash used by financing activities totaled $49.3 million.

Working capital was $559.0 at September 30, 2000, compared with $518.0 million at December 31, 1999. The current ratio was 4.3-to-1 at September 30, 2000, compared to 4.4-to-1 at December 31, 1999.

Financing Arrangements
----------------------

As of September 30, 2000, long-term debt consisted of the following, in millions:

              Revolving credit facility                          $469.0
              Other                                                16.0
                                                                 ------
                                                                 $485.0
                                                                 ======

On June 7, 2000, the Company refinanced its secured credit agreement. The new credit facility is an unsecured, five-year, revolving credit facility with a commitment of $630.0 million.

The new revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 2000 there were $469.0 million in cash borrowings and $37.3 million in letters of credit outstanding, leaving an excess of $123.7 million available under the facility.

Cash borrowings under the new credit facility bear interest at a base rate or at an adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and LIBOR is subject to adjustment based upon the credit ratings the facility receives from Standard & Poor's and Moody's. At September 30, 2000, loans outstanding under the credit facility consisted of $455.0 million based upon LIBOR and $14.0 million based upon the base rate for a weighted average interest rate of 7.44%.

The Company believes its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

OUTLOOK
-------

Current order trends indicate a continuation of weak consumer spending in certain segments of the Company's business. This economic environment, coupled with recent retailer failures and the Company's ongoing strategy for realigning its customer base to focus on long-term, profitable sales growth, suggests that fourth quarter sales should be even with or modestly below those reported for the same period last year. Assuming that level of sales activity, fourth quarter earnings are anticipated to be $0.48 to $0.53 compared to $0.58 last year. For the full year ending December 31, 2000, earnings per share would then be $2.15 to $2.20 versus last year's $2.14.

The Company is implementing plans to reduce inventories to budgeted levels of approximately $295 to $300 million by year-end. The operating profit margin for the fourth quarter will be impacted by the reduction of domestic production; however this cut back in operations should produce strong operating cash flow for the remainder of the year, enabling the Company to continue its deleveraging commitment.

Capital expenditures are forecasted at $55 million for the year with an anticipated decrease to the $40 million range next year. Depreciation and amortization are anticipated to be $58 to $60 million this year with an anticipated increase to $60 to $62 million next year. Selling, general and administrative expenses for the year are expected to be in the range of 15% to 15.5% of net sales. Interest expense is expected to decrease next year. The Company will probably repay between $80 and $85 million of its debt this year. Earnings before interest expense, income taxes and depreciation and amortization (EBITDA) as a percent of net sales is expected to approach 13% next year.

The percentage of the Company's product lines represented by imports will continue to increase. Also, the Company continues to pursue its dedicated distribution strategy. The Thomasville Home Furnishings Stores development program is on schedule and the Company is exploring the possibility of pursuing a similar concept with Broyhill and Lane. Finally, The Home Depot is continuing the rollout of Thomasville kitchen and bath cabinetry to The Home Depot stores.


FORWARD-LOOKING STATEMENTS
--------------------------

The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company's expected sales, earnings per share, profit margins, and cash flow for the fourth quarter, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors may include: overall business and economic conditions and growth in the furniture industry; changes in customer spending patterns and demand for home furnishings; competitive factors, such as design and marketing efforts by other furniture manufacturers; pricing pressures; success of the marketing efforts of retailers and the prospects for further customer failures; the Company's success in furniture design and manufacture; the effects of manufacturing realignments and cost savings programs; and other risk factors listed from time to time in the Company's future public releases and SEC reports.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility.

                            PART II OTHER INFORMATION



Item 5.   Other Information

          On October 26, 2000, the Company announced it had authorized the repurchase of $100 million of its outstanding common stock over the next twenty-four months. The timing and amounts purchased will depend upon market conditions. Repurchases will be effected from time to time in open market or privately negotiated transactions. The shares of common stock repurchased will be kept as treasury shares and will be used for general corporate purposes.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  27. Financial Data Schedule.

          (b) A Form 8-K was not required to be filed during the quarter ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Furniture Brands International, Inc.
                                                (Registrant)



                                  By: Steven W. Alstadt
                                      ---------------------
                                      Steven W. Alstadt
                                      Controller and
                                      Chief Accounting Officer




Date:  November 13, 2000