Form 10-K
period 2000-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2001-03-29
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2000 or
                              -----------------


TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES  EXCHANGE
ACT   OF   1934   For   the   transition   period    from_________________    to
__________________

Commission file number I-91
                       ----


                     Furniture Brands International, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                     43-0337683
-------------------------------                ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

101 South Hanley Road, St. Louis, Missouri               63105
------------------------------------------     ---------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      314/863-1100
                                                        -------------


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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001, was approximately $1,226,537,174.

                  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   50,207,425 shares as of February 28, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
         of Stockholders on April 26, 2001 ................... Part III

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

(c)  Narrative Description of Business

The Company, one of the largest manufacturers of residential furniture in the United States, markets its products through its three operating subsidiaries:
Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

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

                                                                                      UPHOLSTERY
                                                                           --------------------------------
                                                                                                  RECLINER/
PRICING CATEGORY                  CASE GOODS          OCCASIONAL           STATIONARY             MOTION
----------------                  ----------          ----------           ----------             ---------

PREMIUM                          Thomasville          Thomasville          Thomasville

BEST                             Thomasville          Thomasville          Thomasville            Thomasville
                                 Lane                 Lane                 Lane                   Lane
                                 Broyhill             Broyhill             Broyhill               Broyhill

BETTER                           Lane                 Lane                 Lane                   Lane
                                 Broyhill             Broyhill             Broyhill               Broyhill

GOOD                             Broyhill             Broyhill             Broyhill               Broyhill
                                 Lane                                                             Lane

PROMOTIONAL                      Founders

RTA                              Creative Interiors


BROYHILL FURNITURE INDUSTRIES

Broyhill produces collections of medium-priced bedroom, dining room and living area furniture aimed at middle-income consumers. Broyhill's wood furniture offerings consist of bedroom, dining room and living room furniture, occasional tables, accent items, free-standing home entertainment centers and home office furniture. Upholstered products include sofas, sleep sofas, loveseats, sectionals, chairs, and fully reclining furniture all offered in a variety of fabrics and leathers. Broyhill's residential furniture divisions produce a wide range of furnishings in country, traditional, European, contemporary and lifestyle designs.

The widely recognized Broyhill trademarks include Broyhill and Broyhill Signature Series. The flagship Broyhill product line concentrates on bedroom, dining room, upholstered and occasional furniture designed for the "good" and "better" price categories. The Broyhill Signature Series product line enjoys an excellent reputation for highly styled case goods collections in the "best" price category.

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

Hickory Chair manufactures and markets traditional styles of upholstered furniture, dining room collections and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington's home. In October of 1999, Hickory Chair introduced its Thomas O'Brien collection, which includes upholstery, chairs, tables, beds and cabinetry in O'Brien's acclaimed "warm modernist" style. Hickory Chair also introduced Grand Vista, a collection of larger scale, casual reproductions from the Museum of Santa Fe and William Poole, a collection of case goods and upholstery.

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

The Company's breadth of product and national scope of distribution enable it to effectively service national retailers such as J.C. Penney and HomeLife and key regional retailers such as Havertys, Breuner's and Kittle's. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery program and the network of independent dealer-owned dedicated retail locations, such as Thomasville Home Furnishings Stores. The Company distributes its products through a diverse network of independently-owned retail locations, which includes 137 free-standing stores, 1,522 galleries and 572 furniture centers.

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

Showrooms for the national furniture market are located in Thomasville and High Point, North Carolina and for regional markets in Atlanta, Georgia; Chicago, Illinois; Tupelo, Mississippi; and San Francisco, California.

BROYHILL FURNITURE INDUSTRIES

One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery program. This program, started in 1983, involves 335 domestic and international participating dealer locations. Each dealer in the Broyhill Showcase Gallery program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. The average Broyhill Showcase Gallery consists of 7,500 square feet of dedicated display space. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

For the retailer that is currently not a participant in the gallery program, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. Participating retailers in the Independent Dealer Program commit to a minimum, pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes three major sales events per year, monthly promotional themes and professionally prepared advertising and promotional materials at nominal cost in order to help increase consumer recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program to 572 retailers that have committed at least 2,000 square feet exclusively to Broyhill products arranged in gallery-type room settings. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may eventually become participants in the Broyhill Showcase Gallery program.

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

Lane has established specialty gallery programs with 1,001 participating dealers. This includes 282 dealer-owned Comfort Showcase Galleries established by Action Industries. The Comfort Showcase Galleries average approximately 4,200 square feet of retail space specifically dedicated to the display, promotion and sale of Action Industries' products. Lane's other gallery programs consist of Laneventure Raymond Waites Galleries and 608 Cedar Chest Boutiques.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville products are offered at 674 independently-owned retail locations, including 226 Thomasville Galleries, 137 Thomasville Home Furnishings Stores and 311 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings Store opened in 1988. The typical Thomasville Home Furnishings Store is a 15,000 square foot independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

Pearson distributes its products primarily through  premium-quality  dealers and
the   interior   design   trade.   Hickory   Chair  also   distributes   through
premium-quality dealers including 20 gallery locations.

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

BROYHILL FURNITURE INDUSTRIES

Broyhill's advertising programs focus on translating its strong consumer awareness into increased sales. Broyhill's current marketing strategy features national television advertising, in addition to its national print advertising program and traditional promotional programs such as furniture "giveaways" on television game shows and dealer-based promotions such as product mailings and brochures. The national print advertising program, which consists of multi-page layouts, is designed to appeal to the consumer's desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Better Homes and Gardens which appeal to Broyhill's consumer base. Game show promotions, a long-standing Broyhill tradition, include popular programs such as Wheel of Fortune and The Price is Right. An extensive public relations campaign also exposes Broyhill products in leading magazine and newspaper editorial features.

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

THOMASVILLE FURNITURE INDUSTRIES

Thomasville's current advertising appears in national network and cable television commercials during peak promotional periods. The campaign emphasizes Thomasville fashion and quality leadership through the use of dramatic commercials featuring individual, high quality wood and upholstery pieces. National cable networks include A&E, The Discovery Channel, CNN, CNN Headline News, The Weather Channel, TNN, Nickelodeon, The Travel Channel, TBS and Entertainment Network.

To help retailers sell its products through to consumers, Thomasville offers a full twelve month schedule of promotional support which includes promotional concepts, selected product discounts, cooperative advertising funds, and a complete advertising package with color newspaper layouts plus radio and television commercials dealers can use as supplied. Thomasville runs national sale events to coincide with major industry sale periods. These events include national print ads or Thomasville-designed newspaper inserts for dealer use.

MANUFACTURING

Broyhill operates 18 finished case goods and upholstery production and warehouse facilities totalling over 5.3 million square feet. All finished goods plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

Lane operates 11 finished case goods and upholstery production and warehouse facilities in Mississippi, North Carolina and Virginia totalling over 4.9 million square feet. Since the late 1980s, significant capital expenditures have been made to acquire technologically advanced manufacturing equipment which has increased factory productivity as well as capacity.

Thomasville manufactures or assembles its products at 21 finished case goods and upholstery production and warehouse facilities located in North Carolina, Virginia, and Tennessee totalling over 7.1 million square feet. Each plant is specialized, manufacturing premium furniture products, allowing more efficient production runs while maintaining high quality standards.

The manufacturing process for Thomasville's Creative Interiors division is highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored and held for assembly using highly automated assembly lines. Completed goods are flat packed and stored in an automated warehouse to provide quicker delivery to customers. Ninety percent of Creative Interiors products are shipped within 14 days of production.

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

Other than Outlook International, the Company has no long-term supply contracts and the Company has experienced no significant problems in supplying its operations. Although the Company has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company's margins for its products.

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

COMPETITION

The furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including La-Z-Boy Incorporated, Lifestyle Furnishings International Ltd., Bassett Furniture Industries, Inc., and Ethan Allen Interiors, Inc. as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

EMPLOYEES

As of December 31, 2000, the Company employed approximately 20,700 people. None of the Company's employees is represented by a union.

BACKLOG

The combined backlog of the Company's operating companies as of December 31, 2000 aggregated approximately $178 million, compared to approximately $206 million as of December 31, 1999.

Item 2.  Properties
-------  ----------

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

Broyhill              Lenoir, NC                     Plant/Warehouse                   628,000        Owned

Broyhill              Rutherfordton, NC              Plant/Warehouse                   575,656        Owned

Broyhill              Lenoir, NC                     Plant/Warehouse                   419,000        Owned

Broyhill              Lenoir, NC                     Plant/Warehouse                   390,020        Owned/
                                                                                                        Leased

Broyhill              Rutherfordton, NC              Plant/Warehouse                   433,597        Owned

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

Broyhill              Lenoir, NC                     Warehouse                         124,200        Leased

Lane                  Altavista, VA                  Plant/Warehouse                 1,091,600        Owned

Lane                  Altavista, VA                  Headquarters                       62,000        Owned

Lane                  Conover, NC                    Plant/Warehouse                   348,180        Owned

Lane                  Conover, NC                    Plant                             345,130        Owned

Lane                  Rocky Mount, VA                Plant/Warehouse                   598,962        Owned

Lane                  Rocky Mount, VA                Plant                              50,300        Owned


                                                                                       Floor          Owned
                                                     Type of                           Space           or
Division              Location                       Facility                        (Sq. Ft.)        Leased
--------              --------                       --------                        ---------        ------
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

Lane                  Pontotoc, MS                   Plant/Warehouse                   358,652        Owned

Lane                  Verona, MS                     Plant/Warehouse                   410,000        Owned

Lane                  Saltillo, MS                   Plant/Warehouse                   570,328        Owned

Lane                  Tupelo, MS                     Plant/Warehouse                   712,675        Owned

Lane                  Tupelo, MS                     Warehouse                         249,000        Owned

Thomasville           Thomasville, NC                Headquarters/                     256,000        Owned
                                                         Showroom

Thomasville           Thomasville, NC                Plant/Warehouse                   373,000        Owned

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

Thomasville           Conover, NC                    Plant                             123,200        Owned

Thomasville           Hickory, NC                    Plant                              58,700        Owned

Thomasville           Hickory, NC                    Plant                              98,700        Owned

Thomasville           Thomasville, NC                Warehouse                         731,000        Owned

Thomasville           Appomattox, VA                 Plant/Warehouse                   829,800        Owned

Thomasville           Carysbrook, VA                 Plant                             189,000        Owned

Thomasville           Hickory, NC                    Plant/Warehouse                   209,800        Leased

Thomasville           Conover, NC                    Plant/Warehouse                   260,000        Owned

Thomasville           Hickory, NC                    Plant/Warehouse                   555,511        Owned

Thomasville           Hickory, NC                    Plant/Warehouse                   211,391        Owned

Thomasville           High Point, NC                 Plant/Warehouse                   178,500        Owned

--------------------------

The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing industrial revenue bonds.

The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were effectively utilized during 2000 at moderate to high levels of productive capacity and believes that in conjunction with its import capabilities the Company's facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

                                     PART II
                                     -------

Item 5.  Market for The Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

As of February 28, 2001, there were approximately 2,100 holders of record of Common Stock.

Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 11 to the consolidated financial statements of the Company.

The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 1999 and 2000.

Item 6.  Selected Financial Data


                                       FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

--------------------------------------------------------------------------------------------------------
(Dollars in thousands                                         Year Ended December 31,
except per share data)                  ----------------------------------------------------------------
                                        2000           1999        1998        1997         1996
--------------------------------------------------------------------------------------------------------
Summary of operations:
  Net sales                           $ 2,116,239   $2,088,112  $1,960,250  $1,808,276   $1,696,795
  Gross profit                            546,859      550,312     515,512     450,690      431,473
  Interest expense                         36,389       37,577      43,455      42,747       45,217
  Earnings before income tax
    expense and extraordinary             165,997      176,764     152,143     107,254       88,292
  Income tax expense                       57,574       64,854      54,205      40,201       34,070
  Earnings before extraordinary item      108,423      111,910      97,938      67,053       54,222
  Extraordinary item                       (2,522)        --          --          --         (7,417)
  Net earnings                        $   105,901b  $  111,910  $   97,938a  $  67,053   $   46,805

Per share of common stock - diluted:
  Earnings before extraordinary item  $      2.15   $     2.14  $     1.82   $    1.15   $     0.88
  Extraordinary item                        (0.05)          --          --          --        (0.12)
  Net earnings                        $      2.10b  $     2.14  $     1.82a  $    1.15   $     0.76

  Weighted average common shares
  - diluted (in thousands)                 50,443       52,335      53,809      58,473       61,946

Other information:
  Working capital                     $   548,463   $  518,036  $  509,148   $ 482,288   $  462,661
  Property, plant and equipment, net      303,235      297,746     293,777     294,061      301,962
  Capital expenditures                     53,310       48,951      44,358      40,004       40,344
  Total assets                          1,304,838    1,288,834   1,303,204   1,257,236    1,269,204
  Long-term debt                          462,000      535,100     589,200     667,800      572,600
  Shareholders' equity                $   583,905   $  474,197  $  413,509   $ 323,322   $  419,657
========================================================================================================

(a) Excluding nonrecurring gain, net of income tax expense, net earnings and net earnings per common share were $90,077 and $1.67, respectively.

(b)  Excluding   extraordinary  item,  nonrecurring  gain  (cash  dividend)  and additional bad debt expense, net of income tax effect, net earnings and net earnings per common share were $108,351 and $2.15, respectively.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


                       OPERATIONS AND FINANCIAL CONDITION

Results of Operations

                  As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 2000, 1999, and 1998.

-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                              Year Ended December 31,
                                      -----------------------------------------------------------------------------------
                                                 2000                        1999                        1998
                                      -----------------------------------------------------------------------------------
                                                           % of                        % of                        % of
                                                            Net                         Net                         Net
                                          Dollars         Sales       Dollars         Sales        Dollars        Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales                                 $2,116.2        100.0%      $2,088.1        100.0%      $1,960.2        100.0%
Cost of operations                         1,529.9         72.3        1,498.6         71.8        1,406.4         71.7
Selling, general and
  administrative

  expenses                                   335.6         15.9          321.2         15.4          314.8         16.1
Depreciation and
  amortization                                58.1          2.7           56.5          2.7           55.5          2.8
-------------------------------------------------------------------------------------------------------------------------
Earnings from
  operations                                 192.6          9.1          211.8         10.1          183.5          9.4
Interest expense                              36.4          1.7           37.6          1.8           43.5          2.2
Other income, net                              9.8          0.4            2.6          0.1           12.1          0.6
-------------------------------------------------------------------------------------------------------------------------
Earnings before income
  tax expense and
  extraordinary item                         166.0          7.8          176.8          8.5          152.1          7.8
Income tax expense                            57.6          2.7           64.9          3.1           54.2          2.8
-------------------------------------------------------------------------------------------------------------------------
Net earnings before
  extraordinary item                        $108.4          5.1%        $111.9          5.4%       $  97.9          5.0%
=========================================================================================================================
Gross profit 1                              $546.8         25.8%        $550.3         26.4%       $ 515.5         26.3%
=========================================================================================================================

1 The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

   (Dollars in millions)                                                            Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                                2000                1999                 1998
   ---------------------------------------------------------------------------------------------------------------------------
   Net sales                                                                $2,116.2            $2,088.1             $1,960.2
   Cost of operations                                                        1,529.9             1,498.6              1,406.4
   Depreciation (associated with cost of goods sold)                            39.5                39.2                 38.3
   ---------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                               $546.8              $550.3               $515.5
   ===========================================================================================================================

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

                  Net sales for 2000 were $2,116.2 million compared to $2,088.1 million in 1999, an increase of $28.1 million or 1.3%. The increase in net sales was achieved through the Company's continuing strategies of introducing new products, emphasizing brand names and expanding distribution. These efforts were mitigated in part by a general economic slowdown in the second half of the year and the failure of several large customers.

                  Cost of operations for 2000 was $1,529.9 million compared to $1,498.6 million for 1999, an increase of 2.1%. Cost of operations as a percentage of net sales increased from 71.8% for 1999 to 72.3% for 2000 primarily due to manufacturing inefficiencies in the second half resulting from temporary plant shutdowns to balance inventory with incoming orders.

                  Selling, general and administrative expenses increased to $335.6 million in 2000 from $321.2 million in 1999, an increase of 4.5%. As a percentage of net sales, selling, general and administrative expenses rose from 15.4% in 1999 to 15.9% in 2000 largely due to an increase in bad debt expense associated with the customer failures noted earlier.

                  Depreciation and amortization for 2000 was $58.1 million compared to $56.5 million in 1999, an increase of 2.9%. The amount of depreciation and amortization attributed to "fresh-start" reporting was $13.5 million and $13.2 million in 2000 and 1999, respectively.

                  Interest expense for 2000 totaled $36.4 million compared with $37.6 million in 1999. The decrease in interest expense reflects the Company's debt reduction program, partially offset by higher interest rates.

                  Other income, net for 2000 totaled $9.8 million compared to $2.6 million for 1999. For 2000, other income consisted of interest on short-term investments of $0.6 million, a cash dividend (nonrecurring) of $7.6 million received by the Company relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers, and other miscellaneous income and expense items totaling $1.6 million.

                  Income tax expense for 2000 totaled $57.6 million, producing an effective tax rate of 34.7% compared with an effective tax rate of 36.7% for 1999. The effective tax rates for both periods were adversely impacted by certain nondeductible expenses incurred and provisions for state and local income taxes. The effective tax rate for 2000 was favorably impacted by the nontaxable portion of the $7.6 million cash dividend.

                  Net earnings per common share before extraordinary item on a diluted basis were $2.15 and $2.14 for 2000 and 1999, respectively. Weighted average shares used in the calculation of net earnings per common share on a basic and diluted basis were 49,532,000 and 50,443,000 in 2000, respectively, and 50,968,000 and 52,335,000 in 1999, respectively.

                  Gross profit for 2000 was $546.8 million compared with $550.3 million for 1999, a decrease of 0.6%. The decrease in gross profit margin to 25.8% in 2000 from 26.4% in 1999 was primarily due to the manufacturing inefficiencies resulting from the temporary plant shutdowns in the second half noted earlier.

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

                  Depreciation and amortization for 1999 was $56.5 million compared to $55.5 million in 1998, an increase of 1.8%. The amount of depreciation and amortization attributed to "fresh-start" reporting was $13.2 million and $13.7 million in 1999 and 1998, respectively.

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

Financial Condition and Liquidity

Liquidity

                  Cash and cash equivalents at December 31, 2000 totaled $14.6 million compared to $7.4 million at December 31, 1999. For 2000, net cash provided by operating activities totaled $132.1 million. Net cash used by investing activities totaled $53.0 million. Net cash used in financing activities totaled $71.9 million, including the net payment of $73.1 million of long-term debt.

                  Working capital was $548.5 million at December 31, 2000 compared to $518.0 million at December 31, 1999. The current ratio was 4.8-to-1 at December 31, 2000 compared to 4.4-to-1 at December 31, 1999. While working capital increased 5.9% from 1999 to 2000, the Company's focus remains on efficient management of individual working capital components.

                  At December 31, 2000, long-term debt totaled $462.0 million compared to $535.1 million at December 31, 1999. The decrease in indebtedness was funded by cash flow from operations. The Company's debt-to-capitalization ratio was 44.2% at December 31, 2000 compared to 53.0% at December 31, 1999.

Financing Arrangements

                  On June 7, 2000, the Company refinanced its secured credit agreement with a group of financial institutions. The new credit facility is an unsecured, five-year, revolving credit facility with a commitment of $630.0 million.

                  The new revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On December 31, 2000, there were $446.0 million in cash borrowings and $36.0 million in letters of credit outstanding, leaving an excess of $148.0 million available under the facility.

                  Cash borrowings under the new credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon the credit ratings the facility receives from Standard & Poor's and Moody's. At December 31, 2000, loans outstanding under the credit facility consisted of $435.0 million based on the adjusted Eurodollar rate and $11.0 million based upon the base rate for a weighted average interest rate of 7.61%.

                  The Company believes that its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Other

Market Risk

                  The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility.

Recently Issued Statements of Financial Accounting Standard

                  In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

Forward-Looking Statements

                  The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements containing the words "expects," anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors may include: overall business and economic conditions and growth in the furniture industry; changes in customer spending patterns and demand for home furnishings; competitive factors, such as design and marketing efforts by other furniture manufacturers; pricing pressures; success of the marketing efforts of retailers and the prospects for further customer failures; the Company's success in furniture design and manufacture; the effects of manufacturing realignments and cost savings programs; and other risk factors listing from time to time in the Company's future public releases and SEC reports.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

                  The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Secured Credit agreement. Interest rate swaps are used to reduce the Company's exposure to increases in interest rates.



ITEM 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                       December 31,          December 31,
                                                                                                    2000                  1999
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:

  Cash and cash equivalents                                                                   $   14,606            $    7,409
  Receivables, less allowances of $23,075
    ($19,057 at December 31, 1999)                                                               351,804               345,385
  Inventories (Note 3)                                                                           294,454               285,395
  Prepaid expenses and other current assets                                                       30,717                33,711
--------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                         691,581               671,900
Property, plant and equipment:
  Land                                                                                            19,206                18,930
  Buildings and improvements                                                                     226,096               204,177
  Machinery and equipment                                                                        345,040               322,527
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 590,342               545,634
  Less accumulated depreciation                                                                  287,107               247,888
--------------------------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                                            303,235               297,746
Intangible assets (Note 4)                                                                       289,895               303,446
Other assets                                                                                      20,127                15,742
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              $1,304,838            $1,288,834
================================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                              $ 65,483            $   73,617
  Accrued employee compensation                                                                   24,822                28,450
  Accrued interest expense                                                                         7,646                 1,762
  Other accrued expenses                                                                          45,167                50,035
--------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                    143,118               153,864
Long-term debt (Note 5)                                                                          462,000               535,100
Other long-term liabilities                                                                      115,815               125,673

Shareholders' equity:
  Preferred stock, authorized 10,000,000 shares,
    no par value - issued, none
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at December 31, 2000 and 1999 (Note 6)                                                 52,277                52,277
  Paid-in capital                                                                                118,360               120,326
  Retained earnings                                                                              462,473               356,572
  Treasury stock at cost
    (2,601,759 shares at December 31, 2000 and
     2,907,059 shares at December 31, 1999)                                                      (49,205)              (54,978)
--------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                     583,905               474,197
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              $1,304,838            $1,288,834
================================================================================================================================

See accompanying notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)
                                                                                            Year Ended December 31,
                                                                                -----------------------------------------
                                                                                        2000          1999         1998
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                                        $ 2,116,239   $ 2,088,112  $ 1,960,250

Costs and expenses:

  Cost of operations                                                               1,529,874     1,498,622    1,406,434

  Selling, general and administrative expenses                                       335,596       321,205      314,837

  Depreciation and amortization
    (includes $13,546, $13,155 and $13,670
    related to fair value adjustments)                                                58,155        56,528       55,469
-------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                             192,614       211,757      183,510

Interest expense                                                                      36,389        37,577       43,455

Other income, net                                                                      9,772         2,584       12,088
-------------------------------------------------------------------------------------------------------------------------
Earnings before income tax expense and
  Extraordinary item                                                                 165,997       176,764      152,143

Income tax expense (Note 7)                                                           57,574        64,854       54,205
-------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                                   108,423       111,910       97,938
Extraordinary item - early extinguishment
  Of debt, net of income tax benefit (Note 9)                                         (2,522)         --           --
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                     $   105,901   $   111,910  $    97,938
=========================================================================================================================
Net earnings per common share - basic (Note 6):

   Earnings before extraordinary item                                            $      2.19   $      2.20  $      1.88
  Extraordinary item - early extinguishment of debt                                    (0.05)         --           --
-------------------------------------------------------------------------------------------------------------------------
Net earnings per common share - basic                                            $      2.14   $      2.20  $      1.88
=========================================================================================================================
Net earnings per common share - diluted (Note 6):

  Earnings before extraordinary item                                             $      2.15   $      2.14  $      1.82
  Extraordinary item - early extinguishment of debt                                    (0.05)         --           --
-------------------------------------------------------------------------------------------------------------------------
Net earnings per common share - diluted                                          $      2.10   $      2.14  $      1.82
=========================================================================================================================

See accompanying notes to consolidated financial statements.



                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                                          Year Ended December 31,
                                                                                ----------------------------------------

                                                                                         2000        1999        1998
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net earnings                                                                      $ 105,901   $ 111,910   $  97,938
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Net loss on early extinguishment of debt                                            2,522        --          --
    Depreciation of property, plant and equipment                                      46,095      44,468      43,409
    Amortization of intangible and other assets                                        12,060      12,060      12,060
    Noncash interest and other expense                                                  1,602       2,172       2,107
    Increase in receivables                                                            (6,419)    (21,221)    (30,189)
    (Increase) decrease in inventories                                                 (9,059)     21,987     (20,336)
    Increase in prepaid expenses and
      intangible and other assets                                                      (7,737)     (2,872)     (3,055)
    Increase (decrease) in accounts payable, accrued
      interest expense and other accrued expenses                                      (9,226)    (12,861)     29,704
    Increase (decrease) in net deferred tax liabilities                                (2,788)     (5,390)      2,624
    Decrease in other long-term liabilities                                              (807)     (1,687)     (2,956)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                           132,144     148,566     131,306
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

  Proceeds from the disposal of assets                                                    316         451       1,233
  Additions to property, plant and equipment                                          (53,310)    (48,951)    (44,358)
------------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                               (52,994)    (48,500)    (43,125)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

  Payments for debt issuance costs                                                     (2,090)       --        (1,684)
  Additions to long-term debt                                                         486,500        --       218,000
  Payments of long-term debt                                                         (559,600)    (54,100)   (295,800)
  Proceeds from the issuance of common stock                                             --          --         3,192
  Proceeds from the issuance of treasury stock                                          3,237       7,943        --
  Purchase of treasury stock                                                             --       (59,720)    (10,943)
------------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                                               (71,953)   (105,877)    (87,235)
------------------------------------------------------------------------------------------------------------------------
Net increase(decrease) in cash and cash equivalents                                     7,197      (5,811)        946
Cash and cash equivalents at beginning of period                                        7,409      13,220      12,274
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  14,606   $   7,409   $  13,220
========================================================================================================================
Supplemental Disclosure:
  Cash payments for income taxes, net                                               $  63,120   $  68,100   $  49,889
========================================================================================================================
  Cash payments for interest                                                        $  30,873   $  40,070   $  42,974
========================================================================================================================


See accompanying notes to consolidated financial statements.




                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                    Common       Paid-In   Retained    Treasury
                                                                          Stock        Capital   Earnings       Stock       Total
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997                                                $  52,003   $ 124,595   $ 146,724       --     $ 323,322

Net earnings                                                                                        97,938                 97,938
Common stock activity:
   Stock plans activity (Note 6)                                               274       2,918                              3,192
   Purchase of treasury stock
     - 525,000 shares                                                                                         (10,943)    (10,943)
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                                                   52,277     127,513     244,662    (10,943)    413,509

Net earnings                                                                                       111,910                111,910
Common stock activity:
  Stock plans activity (Note 6)                                                         (7,187)                15,685       8,498
  Purchase of treasury stock
    - 3,123,200 shares                                                                                        (59,720)    (59,720)
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                                   52,277     120,326     356,572    (54,978)    474,197

Net earnings                                                                                       105,901                105,901
Common stock activity:
  Stock plans activity (Note 6)                                                         (1,966)                 5,773       3,807
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                                                $  52,277   $ 118,360   $ 462,473  $ (49,205)  $ 583,905
=================================================================================================================================

 See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands except per share data)

1.   The Company

     Furniture Brands International, Inc. (referred to herein as the "Company") is one of the largest home furniture manufacturers in the United States. During the year ended December 31, 2000, the Company had three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

     Substantially all of the Company's sales are made to unaffiliated furniture retailers. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and no particular concentration of credit risk in one economic sector. Foreign operations and net sales are not material.

2.   Significant Accounting Policies

     The significant accounting policies of the Company are set forth below.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results are likely to differ from those estimates but management believes such differences are not significant.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 2000, 1999, and 1998 were 52-week years.

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

Revenue Recognition

     The Company recognizes revenue when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts.

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

3.   Inventories

                  Inventories are summarized as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                December 31,                 December 31,
                                                                                       2000                         1999
--------------------------------------------------------------------------------------------------------------------------
Finished products                                                                  $125,491                     $112,389
Work-in-process                                                                      61,932                       58,479
Raw materials                                                                       107,031                      114,527
--------------------------------------------------------------------------------------------------------------------------
                                                                                   $294,454                     $285,395
===========================================================================================================================


4.   Intangible Assets

                  Intangible assets include the following:

--------------------------------------------------------------------------------------------------------------------------
                                                                                December 31,                 December 31,
                                                                                       2000                         1999
--------------------------------------------------------------------------------------------------------------------------
Intangible assets, at cost:
   Reorganization value in excess of amounts
     Allocable to identifiable assets                                              $146,063                     $146,063
   Trademarks and trade names                                                       156,828                      156,828
   Excess of cost over net assets acquired                                           93,110                       93,110
--------------------------------------------------------------------------------------------------------------------------
                                                                                    396,001                      396,001
   Less accumulated amortization                                                    106,106                       92,555
--------------------------------------------------------------------------------------------------------------------------
                                                                                   $289,895                     $303,446
==========================================================================================================================

5.   Long-Term Debt

                  Long-term debt consists of the following:

--------------------------------------------------------------------------------------------------------------------------
                                                                                December 31,                 December 31,
                                                                                       2000                         1999
--------------------------------------------------------------------------------------------------------------------------
Revolving credit facility (unsecured)                                             $ 446,000                     $    -
Secured credit agreement:
   Revolving credit facility                                                            -                        317,500
   Term loan facility                                                                   -                        200,000
Other                                                                                16,000                       17,600
--------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 462,000                     $535,100
==========================================================================================================================

     The following discussion summarizes certain provisions of the long-term debt.

Revolving Credit Facility

     On June 7, 2000, the Company refinanced its secured credit agreement with a group of financial institutions. The new facility is an unsecured, five-year, revolving credit facility with a commitment of $630,000. The revolving credit facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

     Currently, for letter of credit issuances, a fee of 0.75% per annum (subject to increase/decrease based upon the Company achieving certain credit ratings from Standard & Poor's and Moody's) is assessed for the account of the lenders ratably. A further fee of 0.125% is assessed on standby letters of credit representing a facing fee. A customary administrative charge for processing letters of credit is also payable to the relevant issuing bank. Letter of credit fees are payable quarterly in arrears.

     Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and adjusted Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2000, loans outstanding under the revolving credit facility consisted of $435,000 based on the adjusted Eurodollar rate and $11,000 based on the base rate, for a weighted average interest rate of 7.61%.

     At December 31, 2000, there were $446,000 of cash borrowings and $35,994 in letters of credit outstanding under the revolving credit facility, leaving an excess of $148,006 available under the facility.

     The revolving credit facility has no mandatory principal payments; however, the commitment matures on June 7, 2005. The facility requires the Company to meet certain financial covenants including a minimum Consolidated Net Worth and Leverage Ratio. In addition, the facility requires repayment upon the occurrence of a Change of Control of the Company.

Other

     Other long-term debt consists of various industrial revenue bonds with interest rates ranging from approximately 4.0% to 9.0%.

Interest Rate Swap Agreements

     The Company had entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. In June 1999 and July 2000, the Company executed partial unwinds of $100,000 and $200,000, respectively, of the $300,000 swap agreement. The gains from these transactions are being amortized over the original life of the swap which would have matured in January 2002.

Other Information

     The Company has no mandatory long-term debt payments until 2005, at which time $454,000 matures.

6.   Common Stock

     The Company's restated certificate of incorporation includes authorization to issue up to 100.0 million shares of common stock with a $1.00 per share stated value. As of December 31, 2000, 52,277,066 shares of common stock were issued. It is not presently anticipated that dividends will be paid on common stock in the foreseeable future.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time in open market or privately negotiated transactions. Common stock repurchases are recorded as treasury stock and may be used for general corporate purposes. In 1999, the Company repurchased 3,123,200 shares for $59,720. As of December 31, 2000, the Company has Board of Directors' authorization for the repurchase of an additional $100,000 of its common stock.

     Shares of common stock were reserved for the following purposes at December 31, 2000:

                                                              Number of Shares
-------------------------------------------------------------------------------
Common stock options:
  Granted                                                            4,345,634
  Available for grant                                                1,707,115
-------------------------------------------------------------------------------
                                                                     6,052,749
===============================================================================

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


Changes in options granted and outstanding are summarized as follows:

------------------------------------ ------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                     ------------------------------------------------------------------------------------
                                                 2000                         1999                       1998
                                     ---------------------------- --------------------------- ---------------------------
                                                         Average                     Average                     Average
                                            Shares         Price         Shares        Price       Shares          Price
                                     --------------- ------------ --------------- ----------- ------------- -------------
Beginning of period                      4,027,063        $12.67      4,018,581       $ 9.37    3,897,930         $ 7.48
Granted                                    734,600         16.70        772,600        23.49      436,500          23.02
Exercised                                 (305,300)         6.83       (662,141)        6.02     (273,546)          4.81
Cancelled                                 (110,729)        18.60       (101,977)        7.91      (42,303)          5.56
------------------------------------ --------------- ------------ --------------- ----------- ------------- -------------
End of period                            4,345,634        $13.61      4,027,063       $12.67     4,018,581        $ 9.37
==================================== =============== ============ =============== =========== ============= =============
Exercisable at
   end of period                         2,591,726                    2,342,822                 2,261,639
==================================== =============== ============ =============== =========== ============= =============
Weighted average fair
   value of options granted                               $ 9.52                      $13.03                      $11.04
==================================== =============== ============ =============== =========== ============= =============

     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have been as follows:

---------------------------------------------------- ---------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                                       2000                   1999                   1998
---------------------------------------------------- ----------------------- ---------------------- ----------------------
Net earnings
 As reported                                                       $105,901               $111,910                $97,938
 Pro forma                                                          101,819                108,600                 96,180

Net earnings per share - basic
 As reported                                                       $   2.14               $   2.20                $  1.88
 Pro forma                                                             2.06                   2.13                   1.85

Net earnings per share - diluted
 As reported                                                       $   2.10               $   2.14                $  1.82
 Pro forma                                                             2.05                   2.10                   1.80
==================================================== ======================= ====================== ======================

     The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.70%, 5.00%, and 5.50% in 2000, 1999, and 1998, respectively; expected dividend yield of 0% for all years; expected life of 7 years for all years and expected volatility of 47%, 46%, and 35% for 2000, 1999, and 1998, respectively.

     Summarized information regarding stock options outstanding and exercisable at December 31, 2000 follows:

----------------------- --------------------- ------------------ ---------------- ------ --------------------------------
                                                 Outstanding                                       Exercisable
                        --------------------- ------------------ ----------------        --------------------------------
Range of                                                Average
Exercise                                            Contractual          Average                                 Average
Prices                                Shares               Life            Price                  Shares           Price
----------------------- --------------------- ------------------ ---------------- ------ ---------------- ---------------
Up to $10                          1,640,134                2.3           $ 5.61               1,549,725          $ 5.51
$10 - $20                          1,601,800                6.4            14.59                 681,900           12.83
Over $20                           1,103,700                6.7            24.09                 360,101           24.14
----------------------- --------------------- ------------------ ---------------- ------ ---------------- ---------------
                                   4,345,634                4.9           $13.61               2,591,726          $10.02
======================= ===================== ================== ================ ====== ================ ===============

     Weighted average shares used in the computation of basic and diluted net earnings per common share for 2000, 1999, and 1998 are as follows:

--------------------------------------------------------------- ----------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                              2000                1999               1998
                                                                ------------------- ------------------- ------------------
Weighted average shares used for
 basic net earnings per common share                                    49,531,931          50,967,973         52,095,451
Effect of dilutive securities:
 Stock options                                                             910,805           1,366,611          1,713,515
--------------------------------------------------------------- ------------------- ------------------- ------------------
Weighted average shares used for
 diluted net earnings per common share                                  50,442,736          52,334,584         53,808,966
=============================================================== =================== =================== ==================

     Excluded from the computation of diluted net earnings per common share were options to purchase 1,163,700 and 1,100,300 shares at an average price of $23.81 and $24.21 per share during 2000 and 1999, respectively.

7.   Income Taxes

     Income tax expense was comprised of the following:

---------------------------------- --------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                   ---------------------------- ---------------------------- ----------------------------
                                                         2000                         1999                          1998
---------------------------------- ---------------------------- ---------------------------- ----------------------------
Current:
 Federal                                              $55,191                      $62,108                       $46,257
 State and local                                        5,171                        8,136                         5,324
---------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                       60,362                       70,244                        51,581
Deferred                                               (2,788)                      (5,390)                        2,624
---------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                      $57,574                      $64,854                       $54,205
================================== ============================ ============================ ============================

     The  following  table  reconciles  the  differences   between  the  federal
corporate statutory rate and the Company's effective income tax rate:

==================================================================== =====================================================
                                                                                   Year Ended December 31,
                                                                     -----------------------------------------------------
                                                                               2000               1999              1998
-------------------------------------------------------------------- ----------------- ----------------- -----------------
Federal corporate statutory rate                                               35.0%              35.0%             35.0%
State and local income taxes, net of
  federal tax benefit                                                           1.7                2.5               1.8
Amortization of excess reorganization value                                     1.5                1.5               1.7
Dividend exclusion                                                             (1.1)                -               (1.2)
Other                                                                          (2.4)              (2.3)             (1.7)
-------------------------------------------------------------------- ----------------- ----------------- -----------------
Effective income tax rate                                                      34.7%              36.7%             35.6%
==================================================================== ================= ================= =================

     The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

------------------------------------------------------------------------ ------------------------ -----------------------
                                                                                    December 31,            December 31,
                                                                                           2000                    1999
------------------------------------------------------------------------ ------------------------ -----------------------
Deferred tax assets attributable to:
 Expense accruals                                                                      $ 15,293              $   17,873
 Valuation reserves                                                                      11,811                  10,318
 Employee postretirement benefits
  other than pensions                                                                     2,855                   2,927
 Inventory costs capitalized                                                              1,560                   2,757
 Employee pension plans                                                                     750                   2,121
 Other                                                                                    2,805                   2,632
------------------------------------------------------------------------ ------------------------ -----------------------
  Total deferred tax assets                                                              35,074                  38,628
------------------------------------------------------------------------ ------------------------ -----------------------
Deferred tax liabilities attributable to:
 Fair value adjustments                                                                 (68,744)                (71,422)
 Depreciation                                                                            (8,099)                 (8,428)
 Fair market value adjustments -
  accounts receivable                                                                    (2,530)                 (5,060)
 Other                                                                                   (9,679)                (10,484)
------------------------------------------------------------------------ ------------------------ -----------------------
  Total deferred tax liabilities                                                        (89,052)                (95,394)
------------------------------------------------------------------------ ------------------------ -----------------------
  Net deferred tax liabilities                                                         $(53,978)               $(56,766)
======================================================================== ======================== =======================

     The net deferred tax liabilities are included in the consolidated balance sheets as follows:

------------------------------------------------------------------------ ------------------------ -----------------------
                                                                                    December 31,            December 31,
                                                                                           2000                    1999
------------------------------------------------------------------------ ------------------------ -----------------------
Prepaid expenses and other current assets                                              $ 23,555                $ 25,605
Other long-term liabilities                                                             (77,533)                (82,371)
------------------------------------------------------------------------ ------------------------ -----------------------
                                                                                       $(53,978)               $(56,766)
======================================================================== ======================== =======================

8.   Employee Benefits

     The  Company   sponsors  or  contributes   to  retirement   plans  covering
substantially all employees. The total cost of all plans for 2000, 1999, and 1998 was $2,090, $5,649, and $7,773, respectively.

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

--------------------------------------------------------------------------------- --------------------- ----------------------
                                                                                          December 31,           December 31,
                                                                                                 2000                   1999
--------------------------------------------------------------------------------- --------------------- ----------------------
Change in projected benefit obligation:
 Projected benefit obligation - beginning of year                                            $313,756               $284,498
 Service cost                                                                                   8,665                  8,379
 Interest cost                                                                                 22,522                 21,905
 Actuarial (gain) loss                                                                         (3,298)                17,204
 Benefits paid                                                                                (18,134)               (17,166)
 Other                                                                                            -                   (1,064)
--------------------------------------------------------------------------------- --------------------- ----------------------
   Projected benefit obligation - end of year                                                $323,511               $313,756
--------------------------------------------------------------------------------- --------------------- ----------------------
Change in plan assets:
 Fair value of plan assets - beginning of year                                               $361,890               $332,541
 Actual return on plan assets                                                                   9,402                 44,731
 Employer contributions                                                                         1,198                    687
 Benefits paid                                                                                (18,134)               (17,166)
 Other                                                                                            -                    1,097
--------------------------------------------------------------------------------- --------------------- ----------------------
   Fair value of plan assets - end of year                                                   $354,356               $361,890
--------------------------------------------------------------------------------- --------------------- ----------------------
 Funded status                                                                               $ 30,845               $ 48,134
 Unrecognized net gain                                                                        (26,807)               (49,006)
 Unrecognized prior service cost                                                                1,336                  1,480
--------------------------------------------------------------------------------- --------------------- ----------------------
   Prepaid pension cost                                                                      $  5,374               $    608
================================================================================= ===================== ======================

Net periodic pension cost for 2000, 1999, and 1998 included the following components:

---------------------------------------------------------------------------- ----------------------------------------------
                                                                                        Year Ended December 31,
                                                                             ----------------------------------------------
                                                                                      2000           1999            1998
---------------------------------------------------------------------------- --------------- -------------- ---------------
Service cost-benefits earned during the period                                     $ 8,665         $8,379          $7,419
Interest cost on the projected benefit obligation                                   22,522         21,905          19,856
Expected return on plan assets                                                     (31,840)       (29,193)        (25,464)
Net amortization and deferral                                                       (2,914)        (1,230)           (224)
---------------------------------------------------------------------------- --------------- -------------- ---------------
Net periodic pension (income) expense                                              $(3,567)        $ (139)         $1,587
============================================================================ =============== ============== ===============

     Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

     The expected long-term rate of return on plan assets was 9.0% in 2000, 9.0% in 1999 and 8.5% in 1998. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25% and a long-term rate of compensation increase of 4.5% for all years presented.

Other Retirement Plans and Benefits

     In addition to defined benefit plans, the Company makes contributions to defined contribution plans and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

9.   Extraordinary Item - Early Extinguishment of Debt

     In conjunction with the June 7, 2000, refinancing of the Secured Credit Agreement, the Company charged to results of operations $2,522, net of income tax expense of $1,520, representing the deferred financing fees and expenses pertaining to the refinanced facility. The charge was recorded as an extraordinary item.

10.  Commitments and Contingent Liabilities

     Certain of the Company's real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $18,514, $17,417, and $16,537 for 2000, 1999, and 1998, respectively. Annual minimum payments under operating leases are $15,639, $13,769, $11,949, $9,795, and $5,817 for 2001 through 2005, respectively. Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $1,802 at December 31, 2000, aggregate $80,892.

     The Company has provided guarantees related to store leases for certain independent dealers opening Thomasville Home Furnishings Stores. The total future lease payments guaranteed at December 31, 2000 were $49,469. The Company believes the risk of significant loss from these lease guarantees is remote.

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

11.   Quarterly Financial Information (Unaudited)

     Following is a summary of unaudited quarterly information:

------------------------------------------------------ ---------------- --------------- ----------------- ----------------
                                                                Fourth           Third           Second             First
                                                               Quarter         Quarter          Quarter           Quarter
------------------------------------------------------ ---------------- --------------- ----------------- ----------------
Year ended December 31, 2000:
  Net sales                                                   $519,467        $499,746         $533,079          $563,947
  Gross profit                                                 130,066         126,812          141,547           148,434
  Net earnings:
    Earnings before extraordinary item                          24,307          23,373           30,143            30,600
    Extraordinary item                                             -               -             (2,522)              -
    Total                                                     $ 24,307        $ 23,373         $ 27,621          $ 30,600

  Net earnings per common share -    basic:
    Earnings before extraordinary item                        $   0.49        $   0.47         $   0.61          $   0.62
    Extraordinary item                                             -               -              (0.05)              -
    Total                                                     $   0.49        $   0.47         $   0.56          $   0.62

  Net earnings per common share-     diluted:
    Earnings before extraordinary item                        $   0.48        $   0.46         $   0.60          $   0.61
    Extraordinary item                                             -               -              (0.05)              -
    Total                                                     $   0.48        $   0.46         $   0.55          $   0.61

Common stock price range:
    High                                                      $  21.69        $  18.56         $  21.69          $  19.69
    Low                                                       $  14.94        $  14.06         $  14.25          $  14.56
====================================================== ================ =============== ================= ================
Year ended December 31, 1999:

  Net sales                                                   $521,169        $512,980         $520,061          $533,902
  Gross profit                                                 135,706         134,679          138,236           141,691
  Net earnings                                                $ 29,151        $ 27,460         $ 27,592          $ 27,707

  Net earnings per common share:

    Basic                                                     $   0.59        $   0.53         $   0.54          $   0.54
    Diluted                                                   $   0.58        $   0.52         $   0.52          $   0.52

Common stock price range:

  High                                                        $  22.00          $27.50         $  27.88          $  27.88
  Low                                                         $  17.44          $17.06         $  19.63          $  20.94
====================================================== ================ =============== ================= ================

Net earnings in the fourth quarter 2000 includes two nonrecurring items that, after taking into account the impact of income taxes, substantially offset each other. The first was a $7,643 cash dividend from the Company's minority investment in a company which leases exhibition space to furniture and accessory manufacturers. This offset a $10,575 increase in bad debt expense attributable to the recent failures of several large customers.

The Company has not paid cash dividends on its common stock during the three years ended December 31, 2000. The closing market price of the Company's common stock on December 31, 2000 was $21.06 per share.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

     The sections entitled "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 26, 2001 are incorporated herein by reference.

Executive Officers of the Registrant


                                                                                   Current    Appointed
         Name             Age       Position                                     Positions   or Elected
         ----             ---       --------                                     ---------   ----------

*Wilbert G. Holliman       63       President of the Subsidiary -
                                     Action Industries, Inc.                                     1989
                                    Chief Executive Officer of
                                     the Subsidiary - Action
                                     Industries, Inc.                                            1994
                                    Director                                         X           1996
                                    President                                        X           1996
                                    Chief Executive Officer                          X           1996
                                    Chairman of the Board                            X           1998

 John T. Foy               53       President and Chief Executive
                                     Officer of the Subsidiary -
                                     Action Industries, Inc.                         X           1996

 Christian J. Pfaff        52       President and Chief Executive
                                     Officer of the Subsidiary -
                                     Thomasville Furniture Industries, Inc.          X           1997

 Dennis R. Burgette        53       President and Chief Executive
                                     Officer of the Subsidiary -
                                     Broyhill Furniture Industries, Inc.             X           2000

 Lynn Chipperfield         49       General Counsel                                              1993
                                    Vice-President                                               1996
                                    Secretary                                        X           1996
                                    Senior Vice President                            X           2000
                                    Chief Administrative Officer                     X           2000

 David P. Howard           50       Controller                                                   1990
                                    Vice-President                                   X           1991
                                    Chief Financial Officer                          X           1994
                                    Treasurer                                        X           1996

 Steven W. Alstadt         46       Controller                                       X           1994
                                    Chief Accounting Officer                         X           1994
-------------------------

* Member of the Executive Committee

There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year and until their successors are elected and qualified.

Each of the executive officers has held the same position or other positions with the same employer during the past five years.

Item 11.  Executive Compensation
--------  ----------------------

         The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 26, 2001 are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 26, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         None.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------


(a)      List of documents filed as part of this report:

         1.    Financial Statements:

               Consolidated balance sheets, December 31, 2000 and 1999

               Consolidated statements of operations for each of the years in the three-year period ended December 31, 2000

               Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2000

               Consolidated statements of shareholders' equity for each of the years in the three-year period ended December 31, 2000

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

               4(a) Credit  Agreement,  dated  as of June  7,  2000,  among  the
                    Company, Broyhill Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., Various Lenders, First Union National Bank, as Documentation Agent, Bank of America, N.A., as Syndication Agent and Deutsche Bank AG, New York Branch, as Administrative Agent. (Incorporated by reference to Exhibit 4(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

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

               10(b)Furniture   Brands   International   Inc.'s  2000  Long-Term
                    Incentive Plan (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

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

               10(g)Furniture Brands  International,  Inc.  Executive  Incentive
                    Plan, as amended. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.)

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

               10(n)Employment  Agreement,  dated as of January 1, 2000  between the Company and Richard B. Loynd. (Incorporated by reference to Exhibit 10(n) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.)

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

(b)  Reports on Form 8-K.

     A Form 8-K was filed on December 15, 2000 announcing projections of fourth quarter sales and earnings. A Form 8-K was filed on January 25, 2001 announcing fourth quarter operating results and a Form 8-K was filed on February 23, 2001 announcing projections of first quarter sales and earnings.

     SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.

              FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                          Page
                                                                           No.
                                                                          ----
Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2000 and 1999              17

  Consolidated Statements of Operations for each of the years in the three- 18 year period ended December 31, 2000

  Consolidated Statements of Cash Flows for each of the years in the three- 19 year period ended December 31, 2000

  Consolidated Statements of Shareholders' Equity for each of the years in  20 the three-year period ended December 31, 2000

  Notes to Consolidated Financial Statements                                21

  Financial Statement Schedule                                              32

  Independent Auditors' Report                                              37

Consolidated Financial Statement Schedules:
                                                           Schedule
  Valuation and qualifying accounts                          II             36



                                                                                                        Schedule II

              FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                                                                            (Dollars in Thousands)
                                                     ---------------------------------------------------------------------
                                                                          Additions
                                                      Balance at         Charged to        Deductions         Balance at
                                                       Beginning          Costs and              from             End of
Description                                            of Period           Expenses          Reserves             Period

Year Ended  December 31, 2000
  Allowances  deducted from  receivables on balance
     sheet:
         Allowance for doubtful accounts                 $15,960            $12,002        $(10,056)(a)         $17,906
         Allowance for cash discounts/
           chargebacks/other                               3,097              3,470          (1,398)(b)           5,169
                                                         -------            -------        --------             -------
                                                         $19,057            $15,472        $(11,454)            $23,075
                                                         =======            =======        ========             =======

Year Ended  December 31, 1999
  Allowances  deducted from  receivables on balance
     sheet:
         Allowance for doubtful accounts                 $15,293            $ 2,362         $(1,695)(a)         $15,960
         Allowance for cash discounts/
           chargebacks/other                               3,040              1,364          (1,307)(b)           3,097
                                                         -------            -------         --------            -------
                                                         $18,333            $ 3,726         $(3,002)            $19,057
                                                         =======            =======         ========            =======

Year Ended  December 31, 1998
  Allowances  deducted from  receivables on balance
     sheet:
         Allowance for doubtful accounts                 $11,765            $ 5,054         $ (1,526)(a)        $15,293
         Allowance for cash discounts/
           chargebacks                                     2,028              1,555             (543)(b)          3,040
                                                         -------            -------         --------            -------
                                                         $13,793            $ 6,609         $ (2,069)           $18,333
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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

     We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                       KPMG LLP





St. Louis, Missouri
January 25, 2001

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

                                            Furniture Brands International, Inc.
                                                    (Registrant)


                                            By  Wilbert G. Holliman
                                                ------------------------
                                                Wilbert G. Holliman
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer

Date:  March 29, 2001


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

           Signature                                      Title
           ---------                                      -----

/s/ Wilbert G. Holliman                             President and Director
-----------------------------                      (Principal Executive Officer)


/s/ Katherine Button Bell                           Director
-----------------------------

/s/ Bruce A. Karsh                                  Director
-----------------------------

/s/ Donald E. Lasater                               Director
-----------------------------

/s/ Lee M. Liberman                                 Director
-----------------------------

/s/ Richard B. Loynd                                Director
-----------------------------

/s/ Malcolm Portera                                 Director
-----------------------------

/s/ Albert E. Suter                                 Director
-----------------------------

       Signature                                      Title
       ---------                                      -----

/s/ David P. Howard                                Vice-President and Treasurer
-----------------------------                     (Principal Financial Officer)


/s/ Steven W. Alstadt                              Controller
-----------------------------                     (Principal Accounting Officer)