Form 10-Q
period 2001-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2001-05-14
CIK 50957

May 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, DC  20549



                                    RE:     Form 10-Q
                                            Furniture Brands International, Inc.




Dear Sir or Madam:


         Submitted herewith for filing is the above-referenced report.

     This filing is being affected by direct transmission to the Commission's EDGAR system.

                                                     Very truly yours,



                                                     /s/ Robert L. Kaintz
                                                     Assistant General Counsel



RLK/rsl
Enclosure








                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2001 or
                                   --------------

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
                                                            ------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                         Yes  X      No
                                                            --------    -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     50,264,650 Shares as of April 30, 2001
                     --------------------------------------

                          PART I FINANCIAL INFORMATION
                          ----------------------------


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2001.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended March 31, 2001
                         Three Months Ended March 31, 2000

                  Consolidated Statements of Cash Flows:

                         Three Months Ended March 31, 2001
                         Three Months Ended March 31, 2000

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                       March 31, December 31,
                                                           2001         2000
                                                   ------------  -----------
ASSETS

Current assets:
  Cash and cash equivalents......................  $      8,038  $    14,606
  Receivables, less allowances of $22,459
    ($23,075 at December 31, 2000)...............       349,675      351,804
  Inventories.........................(Note 1)...       296,621      294,454
  Prepaid expenses and other current assets......        32,927       30,717
                                                   ------------  -----------
    Total current assets.........................       687,261      691,581
                                                   ------------  -----------

Property, plant and equipment....................       595,697      590,342
  Less accumulated depreciation..................       299,335      287,107
                                                   ------------  -----------
    Net property, plant and equipment............       296,362      303,235
                                                   ------------  -----------

Intangible assets................................       286,507      289,895
Other assets.....................................        21,579       20,127
                                                   ------------  -----------
                                                   $  1,291,709  $ 1,304,838
                                                   ============  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense.......................  $      1,760  $     7,646
  Accounts payable and other accrued expenses....       149,098      135,472
                                                   ------------  -----------
    Total current liabilities....................       150,858      143,118
                                                   ------------  -----------

Long-term debt...................................       415,000      462,000
Other long-term liabilities......................       115,377      115,815

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none..........           -            -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at March 31, 2001 and
    December 31, 2000............................        52,277       52,277
  Paid-in capital................................       114,286      118,360
  Retained earnings..............................       482,154      462,473
  Treasury stock at cost (2,022,141 shares at
    March 31, 2001 and 2,601,759 shares at
    December 31, 2000)...........................       (38,243)     (49,205)
                                                   ------------  -----------
    Total shareholders' equity...................       610,474      583,905
                                                   ------------  -----------
                                                   $  1,291,709  $ 1,304,838
                                                   ============  ===========

See accompanying notes to consolidated financial statements.


                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)




                                                   Three Months  Three Months
                                                          Ended         Ended
                                                       March 31,     March 31,
                                                           2001          2000
                                                   ------------ -------------

   Net sales...................................... $    506,182 $     563,947

   Costs and expenses:
     Cost of operations...........................      370,416       404,719

     Selling, general and administrative expenses.       84,411        86,963

     Depreciation and amortization................       15,258        15,549
                                                   ------------  ------------

   Earnings from operations.......................       36,097        56,716

   Interest expense...............................        6,769         9,609

   Other income, net..............................          809           735
                                                   ------------  ------------

   Earnings before income tax expense.............       30,137        47,842

   Income tax expense.............................       10,456        17,242
                                                   ------------  ------------

   Net earnings................................... $     19,681  $     30,600
                                                   ============  ============

   Net earnings per common share:

     Basic........................................       $ 0.39        $ 0.62
                                                         ======        ======

     Diluted......................................       $ 0.39        $ 0.61
                                                         ======        ======

   Weighted average common shares outstanding:

     Basic........................................   50,021,578    49,373,755
                                                     ==========    ==========

     Diluted......................................   51,082,872    50,351,176
                                                     ==========    ==========


   See accompanying notes to consolidated financial statements.

                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                              Three Months    Three Months
                                                                     Ended           Ended
                                                                  March 31,       March 31,
                                                                      2001            2000
                                                              ------------    ------------

   Cash flows from operating activities:
     Net earnings.........................................    $     19,681    $     30,600
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation of property, plant and equipment......          12,243          12,534
       Amortization of intangible and other assets........           3,015           3,015
       Noncash interest and other expense.................             353             491
       (Increase) decrease in receivables.................           2,129         (31,919)
       Increase in inventories............................          (2,167)         (6,625)
       Increase in prepaid expenses and other assets......          (4,053)           (580)
       Increase in accounts payable, accrued interest
         expense and other accrued expenses...............          11,738          39,053
       Decrease in net deferred tax liabilities...........          (1,000)         (1,301)
       Increase in other long-term liabilities............           1,231             686
                                                              ------------    ------------
     Net cash provided by operating activities............          43,170          45,954
                                                              ------------    ------------

   Cash flows from investing activities:
     Proceeds from the disposal of assets.................              48              12
     Additions to property, plant and equipment...........          (5,534)         (9,732)
                                                              ------------    ------------
     Net cash used by investing activities................          (5,486)         (9,720)
                                                              ------------    ------------

   Cash flows from financing activities:
     Payments of long-term debt...........................         (47,000)        (33,100)
     Proceeds from the issuance of treasury stock.........           2,748             150
                                                              ------------    ------------
     Net cash used by financing activities................         (44,252)        (32,950)
                                                              ------------    ------------

   Net increase (decrease) in cash and cash equivalents...          (6,568)          3,284
   Cash and cash equivalents at beginning of period.......          14,606           7,409
                                                              ------------    ------------
   Cash and cash equivalents at end of period.............    $      8,038    $     10,693
                                                              ============    ============

   Supplemental Disclosure:
     Cash payments for income taxes, net..................    $        170    $      1,824
                                                              ============    ============

     Cash payments for interest...........................    $     13,184    $      3,696
                                                              ============    ============



   See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)     Inventories are summarized as follows:


                                            March 31,     December 31,
                                                2001             2000
                                         -----------      -----------

          Finished products              $   132,887      $   125,491
          Work-in-process                     57,572           61,932
          Raw materials                      106,162          107,031
                                         -----------      -----------
                                         $   296,621      $   294,454
                                         ===========      ===========


(2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                        Three Months     Three Months
                                               Ended            Ended
                                            March 31,        March 31,
                                                2001             2000
                                        ------------     ------------

     Weighted average shares used for
       basic net earnings per common
       share                              50,021,578       49,373,755
     Effect of dilutive securities:
       Stock options                       1,061,294          977,421
                                          ----------       ----------
     Weighted average shares used for
       diluted net earnings per common
       share                              51,082,872       50,351,176
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

Comparison of Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------

Selected financial information for the three months ended March 31, 2001 and March 31, 2000 is presented below:

(Dollars in millions except per share data)

                                                 Three Months Ended
                                      ----------------------------------------
                                         March 31, 2001       March 31, 2000
                                      -------------------  -------------------
                                                  % of                 % of
                                      Dollars   Net Sales  Dollars   Net Sales
                                      -------   ---------  -------   ---------
Net sales                              $506.2     100.0%    $563.9     100.0%
Earnings from operations                 36.1       7.1       56.7      10.1
Interest expense                          6.8       1.3        9.6       1.7
Income tax expense                       10.4       2.1       17.2       3.1
Net earnings                             19.7       3.9%      30.6       5.4%
Net earnings per common share-diluted    0.39       -         0.61       -

Gross profit (1)                       $125.3      24.8%    $148.4      26.3%

(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                        Three Months Ended
                                             March 31,
                                        -------------------
                                          2001       2000
                                        --------   --------
     Net sales                           $506.2     $563.9
     Cost of operations                   370.4      404.7
     Depreciation (associated with
       cost of goods sold)                 10.5       10.8
                                         ------     ------
     Gross profit                        $125.3     $148.4
                                         ======     ======

Net sales for the three months ended March 31, 2001 were $506.2 million, compared to $563.9 million in the three months ended March 31, 2000, a decrease of $57.7 million or 10.2%. This sales decline reflects the continuation of the significant slowdown which began during the second half of 2000. Also, the Company is experiencing some carry-over effect from major retailer bankruptcy filings in the second half of 2000 and has sacrificed additional volume as the Company has backed away from other business due to credit concerns.

Earnings from operations for the three months ended March 31, 2001 decreased by $20.6 million or 36.4% from the comparable prior year period. Earnings from operations for the three months ended March 31, 2001 and March 31, 2000 were 7.1% and 10.1% of net sales, respectively. Earnings from operations for the three months ended March 31, 2001 were negatively impacted by decreased plant utilization - off by some 16-17% - resulting both from the volume shortfall and from increased focus on imported products.

Interest expense totaled $6.8 million for the three months ended March 31, 2001 compared to $9.6 million in the prior year comparable period. The decrease in interest expense in the three months ended March 31, 2001 resulted both from lower long-term debt levels and lower interest rates.

The effective income tax rate was 34.7% and 36.0% for the three months ended March 31, 2001 and March 31, 2000, respectively. The effective tax rate for the three months ended March 31, 2001 was less adversely impacted than the comparable prior year period due in part to a lower provision for state and local taxes.

Net earnings per common share for basic and diluted were $0.39 and $0.39, respectively, for the three months ended March 31, 2001, compared with $0.62 and $0.61, respectively, for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 50,022,000 and 51,083,000, respectively, for the three months ended March 31, 2001 and 49,374,000 and 50,351,000, respectively, for the three months ended March 31, 2000.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at March 31, 2001 amounted to $8.0 million, compared with $14.6 million at December 31, 2000. During the three months ended March 31, 2001, net cash provided by operating activities totaled $43.2 million, net cash used by investing activities totaled $5.5 million and net cash used by financing activities totaled $44.3 million.

Working capital was $536.4 at March 31, 2001, compared with $548.5 million at December 31, 2000. The current ratio was 4.6-to-1 at March 31, 2001, compared to 4.8-to-1 at December 31, 2000.

Financing Arrangements
----------------------

As of March 31, 2001, long-term debt consisted of the following, in millions:

           Revolving credit facility              $399.8
           Other                                    15.2
                                                  ------
                                                  $415.0
                                                  ======

To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On March 31, 2001 there were $399.8 million in cash borrowings and $28.3 million in letters of credit outstanding, leaving an excess of $201.9 million available under the facility.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2001, loans outstanding under the revolving credit facility consisted of $385.0 million based on the adjusted Eurodollar rate and $14.8 million based upon the base rate, for a weighted average interest rate of 6.07%.

The Company believes that its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards
------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard has not had a material impact on the consolidated financial position, results of operations or cash flows of the Company.

OUTLOOK
-------

Current order trends indicate a continuation of weak consumer spending in most segments of the Company's business. This economic environment, coupled with recent retailer failures and the Company's ongoing strategy for realigning its customer base to focus on long-term, profitable sales growth, suggests that second quarter sales should be down in the high single digits from those reported for the same period last year, with a recovery toward the end of the second half of the year; however, the recovery will not be soon enough, or strong enough, to offset the first half weakness. Assuming that level of sales activity, second quarter earnings per share are anticipated to be $0.35 to $0.40 compared to $0.60 last year. For the full year ending December 31, 2001, earnings per share are projected to be $1.85 to $1.95 versus last year's $2.15.

Capital expenditures are forecasted at $30 - $35 million for the year. Depreciation and amortization are anticipated to be $58 to $60 million for the year. Selling, general and administrative expenses for the year are expected to be in the range of 16.25% to 16.50% of net sales. Based upon current interest rates, interest expense is expected to be approximately $25 million. The Company should generate upwards of $100 million in cash flow this year, which is currently expected to be used primarily for repayment of long-term debt. Earnings before interest expense, income taxes and depreciation and amortization (EBITDA) as a percent of net sales is expected to be in the 11.00% to 11.75% range for the full year.

The percentage of the Company's product lines represented by imports will continue to increase. Also, the Company continues to pursue its dedicated distribution strategy. The Thomasville Home Furnishings Stores development program is on schedule to add approximately 25 new stores per year with a goal of 250 stores. Finally, The Home Depot is completing the rollout to all of its stores of kitchen and bath cabinetry marketed using the "Thomasville" name in accordance with the previously reported licensing agreement.


FORWARD-LOOKING STATEMENTS
--------------------------

The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors may include: overall business and economic conditions and growth in the furniture industry; changes in customer spending patterns and demand for home furnishings; competitive factors, such as design and marketing efforts by other furniture manufacturers; pricing pressures; success of the marketing efforts of retailers and the prospects for further customer failures; the Company's success in furniture design and manufacture; the effects of manufacturing realignments and cost savings programs; and other risk factors listed from time to time in the Company's future public releases and SEC reports.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility. In May 2001, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three interest rate swap agreements each having a notional amount of $100.0 million and a termination date in May 2004. The swap agreements effectively convert $300.0 million of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties a blended fixed rate of 4.93% per annum and receives payment based upon the floating three-month LIBOR rate.


                            PART II OTHER INFORMATION
                            -------------------------



Item 6. Exhibits and Reports on Form 8-K

     (b) A Form 8-K was filed on January 25, 2001 announcing fourth quarter operating results and projections of first quarter and full year sales and earnings. A Form 8-K was filed on February 23, 2001 announcing projections of first quarter and full year sales and earnings. A Form 8-K was filed on April 27, 2001 announcing first quarter operating results and projections of second quarter and full year sales and earnings.

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




Date:  May 14, 2001