Form 10-Q
period 2001-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2001-08-13
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  quarterly  period  ended  June  30,  2001 or
                                        ---------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  transition  period  from              to
                                       ------------     ------------

     Commission file number I-91
                            ----


                     Furniture Brands International, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                       43-0337683
----------------------------------                     ------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

 101 South Hanley Road, St. Louis, Missouri                      63105
--------------------------------------------                -------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (314) 863-1100
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

                      50,403,355 Shares as of July 31, 2001
                      -------------------------------------

                          PART I FINANCIAL INFORMATION
                          ----------------------------


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2001.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended June 30, 2001
                         Three Months Ended June 30, 2000

                         Six Months Ended June 30, 2001
                         Six Months Ended June 30, 2000

                  Consolidated Statements of Cash Flows:

                         Six Months Ended June 30, 2001
                         Six Months Ended June 30, 2000

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               June 30,              December 31,
                                                                                                  2001                      2000
                                                                                           -----------               -----------
ASSETS

Current assets:
  Cash and cash equivalents.......................                                         $     8,737               $    14,606
  Receivables, less allowances of $23,698
    ($23,075 at December 31, 2000)................                                             320,450                   351,804
  Inventories.........................(Note 1)....                                             288,687                   294,454
  Prepaid expenses and other current assets.......                                              30,970                    30,717
                                                                                           -----------               -----------
    Total current assets..........................                                             648,844                   691,581
                                                                                           -----------               -----------

Property, plant and equipment.....................                                             598,151                   590,342
  Less accumulated depreciation...................                                             327,164                   287,107
                                                                                           -----------               -----------
    Net property, plant and equipment.............                                             270,987                   303,235
                                                                                           -----------               -----------

Intangible assets.................................                                             283,119                   289,895
Other assets......................................                                              24,498                    20,127
                                                                                           -----------               -----------
                                                                                           $ 1,227,448               $ 1,304,838
                                                                                           ===========               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense........................                                         $     3,773               $     7,646
  Accounts payable and other accrued expenses.....                                             127,559                   135,472
                                                                                           -----------               -----------
    Total current liabilities.....................                                             131,332                   143,118
                                                                                           -----------               -----------

Long-term debt....................................                                             374,000                   462,000
Other long-term liabilities.......................                                             105,410                   115,815

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none...........                                                -                         -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at June 30, 2001 and
    December 31, 2000.............................                                              52,277                    52,277
  Paid-in capital.................................                                             113,903                   118,360
  Retained earnings...............................                                             483,801                   462,473
  Accumulated other comprehensive income.(Note 3).                                               3,103                       -
  Treasury stock at cost (1,923,520 shares at
    June 30, 2001 and 2,601,759 shares at
    December 31, 2000)............................                                             (36,378)                  (49,205)
                                                                                           -----------               -----------
    Total shareholders' equity....................                                             616,706                   583,905
                                                                                           -----------               -----------
                                                                                           $ 1,227,448               $ 1,304,838
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


                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                           Three Months              Three Months
                                                                                                  Ended                     Ended
                                                                                                June 30,                  June 30,
                                                                                                   2001                      2000
                                                                                           ------------              ------------

Net sales......................................                                            $    459,648              $    533,079

Costs and expenses:
  Cost of operations...........................                                                 335,034                   380,989

  Selling, general and administrative expenses.                                                  84,866                    81,331

  Depreciation and amortization................                                                  14,765                    15,298

  Asset impairment charges........(Note 5).....                                                  18,000                       -
                                                                                           ------------              ------------

Earnings from operations.......................                                                   6,983                    55,461

Interest expense...............................                                                   5,539                     9,308

Other income, net..............................                                                     610                       959
                                                                                           ------------              ------------

Earnings before income tax expense and
  extraordinary item...........................                                                   2,054                    47,112

Income tax expense.............................                                                     407                    16,969
                                                                                           ------------              ------------

Earnings before extraordinary item.............                                                   1,647                    30,143

Extraordinary item - early extinguishment of
  debt, net of income tax benefit..............                                                     -                      (2,522)
                                                                                           ------------              ------------

Net earnings...................................                                            $      1,647              $     27,621
                                                                                           ============              ============

Net earnings per common share - basic:
  Earnings before extraordinary item...........                                                  $ 0.03                    $ 0.61
  Extraordinary item - early extinguishment
    of debt....................................                                                     -                       (0.05)
                                                                                                 ------                    ------

Net earnings per common share - basic..........                                                  $ 0.03                    $ 0.56
                                                                                                 ======                    ======

Net earnings per common share - diluted:
  Earnings before extraordinary item...........                                                  $ 0.03                    $ 0.60
  Extraordinary item - early extinguishment
    of debt....................................                                                     -                       (0.05)
                                                                                                 ------                    ------

Net earnings per common share - diluted........                                                  $ 0.03                    $ 0.55
                                                                                                 ======                    ======

Weighted average common and common equivalent shares outstanding (Note 2):
  Basic........................................                                              50,295,895                49,463,669
                                                                                           ============              ============

  Diluted......................................                                              51,214,184                50,460,912
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

                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                        Six Months                Six Months
                                                                                             Ended                     Ended
                                                                                           June 30,                  June 30,
                                                                                              2001                      2000
                                                                                        ----------                ----------

Net sales......................................                                         $  965,830                $1,097,026

Costs and expenses:
  Cost of operations...........................                                            705,450                   785,708

  Selling, general and administrative expenses.                                            169,277                   168,294

  Depreciation and amortization................                                             30,023                    30,847

  Asset impairment charges........(Note 5).....                                             18,000                       -
                                                                                        ----------                ----------

Earnings from operations.......................                                             43,080                   112,177

Interest expense...............................                                             12,308                    18,917

Other income, net..............................                                              1,419                     1,694
                                                                                        ----------                ----------

Earnings before income tax expense and
  extraordinary item...........................                                             32,191                    94,954

Income tax expense.............................                                             10,863                    34,211
                                                                                        ----------                ----------

Earnings before extraordinary item.............                                             21,328                    60,743

Extraordinary item - early extinguishment of
  debt, net of income tax benefit..............                                                -                      (2,522)
                                                                                        ----------                ----------

Net earnings...................................                                         $   21,328                $   58,221
                                                                                        ==========                ==========

Net earnings per common share - basic:
  Earnings before extraordinary item...........                                             $ 0.43                    $ 1.23
  Extraordinary item - early extinguishment
    of debt....................................                                                -                       (0.05)
                                                                                            ------                    ------

Net earnings per common share - basic..........                                             $ 0.43                    $ 1.18
                                                                                            ======                    ======

Net earnings per common share - diluted:
  Earnings before extraordinary item...........                                             $ 0.42                    $ 1.21
  Extraordinary item - early extinguishment
    of debt....................................                                                -                       (0.05)
                                                                                            ------                    ------

Net earnings per common share - diluted........                                             $ 0.42                    $ 1.16
                                                                                            ======                    ======

Weighted average common and common equivalent shares outstanding (Note 2):
  Basic........................................                                         50,159,494                49,418,712
                                                                                        ==========                ==========

  Diluted......................................                                         51,148,911                50,405,810
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

                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               Six Months          Six Months
                                                                                                    Ended               Ended
                                                                                                  June 30,            June 30,
                                                                                                     2001                2000
                                                                                               ----------          ----------

   Cash flows from operating activities:
     Net earnings.........................................                                     $   21,328          $   58,221
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Net loss on early extinguishment of debt.........                                            -                 2,522
         Depreciation of property, plant and equipment....                                         23,993              24,817
         Amortization of intangible and other assets......                                          6,030               6,030
         Asset impairment charges.........................                                         18,000                 -
         Noncash interest and other expense...............                                            707                 888
         (Increase) decrease in receivables...............                                         31,354             (15,345)
         (Increase) decrease in inventories...............                                          5,767             (25,546)
         (Increase) decrease in prepaid expenses and
           other assets...................................                                         (1,799)                 43
         Increase (decrease) in accounts payable, accrued
           interest expense and other accrued expenses....                                         (7,193)              7,488
         Decrease in net deferred tax liabilities.........                                         (8,622)             (2,038)
         Increase (decrease) in other long-term
           liabilities....................................                                            395              (1,869)
                                                                                               ----------          ----------
     Net cash provided by operating activities............                                         89,960              55,211
                                                                                               ----------          ----------
   Cash flows from investing activities:
     Proceeds from the disposal of assets.................                                             65                  26
     Additions to property, plant and equipment...........                                        (11,386)            (19,574)
                                                                                               ----------          ----------
     Net cash used by investing activities................                                        (11,321)            (19,548)
                                                                                               ----------          ----------
   Cash flows from financing activities:
     Payments for debt issuance costs.....................                                            -                (2,089)
     Additions to long-term debt..........................                                            -               486,500
     Payments of long-term debt...........................                                        (88,000)           (519,100)
     Proceeds from the issuance of treasury stock.........                                          3,492               2,856
                                                                                               -----------         ----------
     Net cash used by financing activities................                                        (84,508)            (31,833)
                                                                                               ----------          ----------
   Net increase (decrease) in cash and cash equivalents...                                         (5,869)              3,830
   Cash and cash equivalents at beginning of period.......                                         14,606               7,409
                                                                                               ----------          ----------
   Cash and cash equivalents at end of period.............                                     $    8,737          $   11,239
                                                                                               ==========          ==========
   Supplemental Disclosure:
     Cash payments for income taxes, net..................                                     $   12,067          $   36,631
                                                                                               ==========          ==========
     Cash payments for interest...........................                                     $   17,239          $   17,565
                                                                                               ==========          ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)


(1)  Inventories are summarized as follows:

                                               June 30,            December 31,
                                                  2001                    2000
                                           -----------             -----------

              Finished products            $   130,713             $   125,491
              Work-in-process                   52,621                  61,932
              Raw materials                    105,353                 107,031
                                           -----------             -----------
                                           $   288,687             $   294,454
                                           ===========             ===========

(2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                                          Three Months Ended                    Six Months Ended
                                                     ----------------------------         ----------------------------
                                                     June 30, 2001  June 30, 2000         June 30, 2001  June 30, 2000
                                                     -------------  -------------         -------------  -------------
        Weighted average shares used
          for basic net earnings per
          common share                                  50,295,895     49,463,669            50,159,494     49,418,712
        Effect of dilutive securities:
          Stock options                                    918,289        997,243               989,417        987,098
                                                        ----------     ----------            ----------     ----------
        Weighted average shares used
          for diluted net earnings
          per common share                              51,214,184     50,460,912            51,148,911     50,405,810
                                                        ==========     ==========            ==========     ==========

(3)  Comprehensive income, net of tax is as follows:

                                                          Six Months Ended
                                                   ----------------------------
                                                   June 30, 2001  June 30, 2000
                                                   -------------  -------------
       Net earnings                                   $21,328        $58,221

       Other comprehensive income
         Cumulative effect of adopting SFAS
           No. 133                                      2,960            -
         Effect of financial instruments
           accounted for as hedges                        143            -
                                                      -------        -------
                                                        3,103            -
                                                      -------        -------
       Comprehensive income                           $24,431        $58,221
                                                      =======        =======

(4) In May 2001, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three interest rate swap agreements each having a notional amount of $100.0 million and a termination date in May 2004. The Company pays the counterparties a blended fixed rate of 4.93% per annum and receives payment based upon the floating three-month LIBOR rate.

(5) In the second quarter and six months ended June 30, 2001, the Company recorded asset impairment and other restructuring charges of $18.9 million and $20.0 million, respectively ($12.3 million and $13.0 million, respectively, net of taxes). The charges related to the realignment of selected domestic manufacturing operations and consisted of $18.0 million for the write down of property, plant and equipment to realizable value, with the balance of the charges for severance and benefit related costs. It is anticipated that additional charges of approximately $2.0 million will be incurred during the remaining six months of 2001 to complete the restructuring.

(6) On July 16, 2001, a large customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This customer owed the Company approximately $7.3 million as of the filing date. While the bankruptcy filing was a third quarter event, at June 30, 2001 the Company believes it was adequately reserved; however, the reserve position will be reassessed at the end of the third quarter.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
---------------------

Furniture Brands International, Inc. (referred to herein as the "Company") is one of the largest home furniture manufacturers in the United States. The Company has three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc.

Comparison of Three Months and Six Months Ended June 30, 2001 and 2000
----------------------------------------------------------------------

Selected financial information for the three months and six months ended June 30, 2001 and June 30, 2000 is presented below:

(Dollars in millions except per share data)

                                                                                         Three Months Ended
                                                                               -----------------------------------------
                                                                                   June 30, 2001        June 30, 2000
                                                                               --------------------  -------------------
                                                                                            %of                  % of
                                                                                Dollars   Net Sales   Dollars  Net Sales
                                                                                -------   ---------   -------  ---------
Net sales                                                                        $459.6     100.0%     $533.1    100.0%
Earnings from operations                                                            7.0       1.5%       55.5     10.4%
Interest expense                                                                    5.5       1.2%        9.3      1.7%
Income tax expense                                                                  0.5       0.1%       17.0      3.2%
Net earnings before extraordinary item                                              1.6       0.4%       30.1      5.7%
Net earnings per common share before
  extraordinary item - diluted                                                     0.03       -          0.60      -

Gross profit (1)                                                                 $114.8      25.0%     $141.6     26.6%


                                                                                          Six Months Ended
                                                                               -----------------------------------------
                                                                                   June 30, 2001        June 30, 2000
                                                                               --------------------  -------------------
                                                                                            %of                  % of
                                                                                Dollars   Net Sales   Dollars  Net Sales
                                                                                -------   ---------   -------  ---------
Net sales                                                                        $965.8     100.0%   $1,097.0    100.0%
Earnings from operations                                                           43.1       4.5%      112.2     10.2%
Interest expense                                                                   12.3       1.3%       18.9      1.7%
Income tax expense                                                                 10.9       1.1%       34.2      3.1%
Net earnings before extraordinary item                                             21.3       2.2%       60.7      5.5%
Net earnings per common share before
  extraordinary item - diluted                                                     0.42       -          1.21      -

Gross profit (1)                                                                 $240.1      24.9%     $290.0     26.4%


     (1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                                 Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                 ------------------       --------------
                                                   2001      2000           2001      2000
                                                 --------  --------       --------  ------
      Net sales                                   $459.6    $533.1         $965.8   $1,097.0
      Cost of operations                           335.0     381.0          705.4      785.7
      Depreciation (associated with
        cost of goods sold)                          9.8      10.5           20.3       21.3
                                                  ------    ------         ------   --------
      Gross profit                                $114.8    $141.6         $240.1   $  290.0
                                                  ======    ======         ======   ========

Net sales for the three months ended June 30, 2001 were $459.6 million, compared to $533.1 million in the three months ended June 30, 2000, a decrease of $73.5 million or 13.8%. For the six months ended June 30, 2001, net sales decreased $131.2 million or 12.0% to $965.8 million from $1,097.0 million for the six months ended June 30, 2000. The decrease in sales arose primarily from an overall softness in order trends, the impact of the continuation of retailer bankruptcy filings, and the Company's ongoing program to focus sales efforts away from doubtful and unprofitable accounts. Sales decreases were realized at each operating company.

Earnings from operations for the three months ended June 30, 2001 and June 30, 2000 were $7.0 million and $55.5 million, respectively. As a percentage of net sales, earnings from operations for the three months ended June 30, 2001 and June 30, 2000 were 1.5% and 10.4%, respectively. For the six months ended June 30, 2001 and June 30, 2000, earnings from operations were $43.1 million and $112.2 million, respectively. Earnings from operations for the six months ended June 30, 2001 and June 30, 2000 were 4.5% and 10.2% of net sales, respectively. Earnings from operations in the three and six months ended June 30, 2001 were adversely impacted by asset impairment and other restructuring charges related to the realignment of selected domestic manufacturing operations totaling $18.9 million and $20.0 million, respectively, as well as by decreased plant utilization resulting both from the sales volume shortfall and increased focus on imported products.

Interest expense totaled $5.5 million and $12.3 million for the three months and six months ended June 30, 2001, respectively, compared to $9.3 million and $18.9 million for the prior year comparable periods. The decrease in interest expense during the periods resulted both from lower long-term debt levels and lower interest rates.

The effective income tax rates were 19.8% and 36.0% for the three months ended June 30, 2001 and June 30, 2000, respectively, and 33.7% and 36.0% for the six months ended June 30, 2001 and June 30, 2000, respectively. The effective tax rate for the three months ended June 30, 2001 was more favorably impacted than the comparable prior year period due in part to nontaxable income and income tax credits. The effective tax rate for the six months ended June 30, 2001 was less adversely impacted than the comparable prior year period due in part to a lower provision for state and local taxes.

Net earnings per common share before extraordinary item for basic and diluted were $0.03 and $0.03 for the three months ended June 30, 2001, respectively, compared with $0.61 and $0.60 for the same period last year, respectively. For the six months ended June 30, 2001 and June 30, 2000, net earnings per common share before extraordinary item for basic and diluted were $0.43 and $0.42, respectively, and $1.23 and $1.21, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 50,296,000 and 51,214,000, respectively, for the three months ended June 30, 2001, and 49,464,000 and 50,461,000, respectively, for the three months ended June 30, 2000. For the six months ended June 30, 2001 and June 30, 2000, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 50,159,000 and 51,149,000, respectively, and 49,419,000 and 50,406,000, respectively.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at June 30, 2001 amounted to $8.7 million, compared with $14.6 million at December 31, 2000. During the six months ended June 30, 2001, net cash provided by operating activities totaled $89.9 million, net cash used by investing activities totaled $11.3 million and net cash used by financing activities totaled $84.5 million.

Working capital was $517.5 million at June 30, 2001, compared with $548.5 million at December 31, 2000. The current ratio was 4.9-to-1 at June 30, 2001, compared to 4.8-to-1 at December 31, 2000.

Financing Arrangements
----------------------

As of June 30, 2001, long-term debt consisted of the following, in millions:

         Revolving credit facility                              $359.6
         Other                                                    14.4
                                                                ------
                                                                $374.0
                                                                ======

To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On June 30, 2001 there were $359.6 million in cash borrowings and $30.1 million in letters of credit outstanding, leaving an excess of $240.3 million available under the facility.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2001, loans outstanding under the revolving credit facility consisted of $345.0 million based on the adjusted Eurodollar rate and $14.6 million based upon the base rate, for a weighted average interest rate of 4.89%.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations" and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company will adopt SFAS No. 142 effective January 1, 2002. The Company believes the effect of SFAS No. 142 will be to increase annual earnings per common share by approximately $0.20.

OUTLOOK
-------

Incoming order activity may have bottomed, but the Company has not seen any evidence of sustained improvement in the business climate. This economic environment, coupled with recent retailer failures and the Company's ongoing strategy for realigning its customer base to focus on long-term, profitable sales growth, suggests that third quarter sales should be down in the 8% - 10% range from those reported for the same period last year with a recovery toward the end of the second half of the year; however, the recovery clearly will not be soon enough, or strong enough, to offset the first half weakness. Assuming that level of sales activity and excluding all restructuring charges, third quarter earnings per common share are projected to be $0.25 to $0.27 compared to $0.46 last year. For the full year ending December 31, 2001, earnings per common share are projected to be $1.35 to $1.45 versus last year's $2.15 excluding all impairment and restructuring charges and the extraordinary item.

Capital expenditures are forecasted at $25.0 - $30.0 million for the year. Depreciation and amortization are anticipated to be $58.0 to $60.0 million for the year. Selling, general and administrative expenses for the year are expected to be in the range of 17.00% to 17.25% of net sales. Based upon current interest rates, interest expense is expected to be approximately $23.0 million. The Company should generate upwards of $125 million in cash flow this year, which is currently expected to be used primarily for repayment of long-term debt. Earnings before interest expense, income taxes, depreciation and amortization, and asset impairment and other restructuring charges as a percent of net sales is expected to be in the 9.75% to 10.25% range for the full year.

The percentage of the Company's product lines represented by imports will continue to increase. Also, the Company continues to pursue its dedicated distribution strategy. The Thomasville Home Furnishings Stores development program is on schedule to add approximately 25 new stores per year with a goal of 250 stores. Finally, The Home Depot completed the rollout to all of its stores of kitchen and bath cabinetry marketed using the "Thomasville" name in accordance with the previously reported licensing agreement.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility. In May 2001, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three interest rate swap agreements each having a notional amount of $100.0 million and a termination date in May 2004. The swap agreements effectively convert $300.0 million of the Company's floating rate long-term debt to a fixed rate. The Company pays the counterparties a blended fixed rate of 4.93% per annum and receives payment based upon the floating three-month LIBOR rate. As of June 30, 2001, the unhedged portion of the revolving credit facility was $59.6 million and a hypothetical one percent increase in interest rates would result in increased interest expense of $0.6 million on an annualized basis.

                            PART II OTHER INFORMATION
                            -------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on April 26, 2001. The directors listed in the Notice of Annual Meeting of Stockholders dated March 16, 2001 were elected for terms of one year ending 2002 with voting for each as follows:


          Director                   For                        Withheld
          --------                   ---                        --------

          K. B. Bell                 44,433,858                  409,306
          W. G. Holliman             37,825,120                7,018,044
          B. A. Karsh                44,439,782                  403,382
          D. E. Lasater              44,425,400                  417,764
          L. M. Liberman             44,428,000                  415,164
          R. B. Loynd                38,773,148                6,070,016
          M. Portera                 44,434,751                  408,413
          A. E. Suter                43,883,327                  959,837


          To vote to ratify the selection of KPMG LLP as independent auditors:

               Affirmative votes                            44,336,600
               Negative votes                                  493,072
               Abstentions                                      13,491
               Broker non-votes                                      0


Item 6.   Exhibits and Reports on Form 8 -K

          (b) A Form 8-K was filed on April 27, 2001 announcing first quarter operating results and projections of second quarter and full year sales and earnings. A Form 8-K was filed on June 5, 2001 announcing the consolidation of Action Industries, Inc. and The Lane Company, Incorporated into their parent company, Lane Furniture Industries, Inc. and projections of second quarter sales and earnings. A Form 8-K was filed on July 26, 2001 announcing second quarter and first half of 2001 operating results and projections for third quarter and full year sales and earnings.

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




Date:  August 13, 2001