Form 10-Q
period 2001-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2001-11-13
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001 or
                                                           ------------------

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

                    50,592,530 Shares as of October 31, 2001
                    ----------------------------------------

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2001.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended September 30, 2001
                         Three Months Ended September 30, 2000

                         Nine Months Ended September 30, 2001
                         Nine Months Ended September 30, 2000

                  Consolidated Statements of Cash Flows:

                         Nine Months Ended September 30, 2001
                         Nine Months Ended September 30, 2000

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.



                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                September 30,             December 31,
                                                                                        2001                     2000
                                                                                ------------              -----------
ASSETS

Current assets:
  Cash and cash equivalents.......................                              $     19,399              $    14,606
  Receivables, less allowances of $22,834
    ($23,075 at December 31, 2000)................                                   313,906                  351,804
  Inventories...(Note 1)..........................                                   278,766                  294,454
  Prepaid expenses and other current assets.......                                    28,752                   30,717
                                                                                ------------              -----------
    Total current assets..........................                                   640,823                  691,581
                                                                                ------------              -----------

Property, plant and equipment.....................                                   576,701                  590,342
  Less accumulated depreciation...................                                   315,467                  287,107
                                                                                ------------              -----------
    Net property, plant and equipment.............                                   261,234                  303,235
                                                                                ------------              -----------

Intangible assets.................................                                   279,731                  289,895
Other assets......................................                                    24,611                   20,127
                                                                                ------------              -----------
                                                                                $  1,206,399              $ 1,304,838
                                                                                ============              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense........................                              $      4,265              $     7,646
  Accounts payable and other accrued expenses.....                                   153,008                  135,472
                                                                                ------------              -----------
    Total current liabilities.....................                                   157,273                  143,118
                                                                                ------------              -----------

Long-term debt....................................                                   314,400                  462,000
Other long-term liabilities.......................                                   109,870                  115,815

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none...........                                      -                        -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 52,277,066
    shares at September 30, 2001 and
    December 31, 2000.............................                                    52,277                   52,277
  Paid-in capital.................................                                   112,660                  118,360
  Retained earnings...............................                                   497,672                  462,473
  Accumulated other comprehensive income (Note 3).                                    (5,895)                     -
  Treasury stock at cost (1,684,536 shares at
    September 30, 2001 and 2,601,759 shares at
    December 31, 2000)............................                                   (31,858)                 (49,205)
                                                                                ------------              -----------
    Total shareholders' equity....................                                   624,856                  583,905
                                                                                ------------              -----------
                                                                                $  1,206,399              $ 1,304,838
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



                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                Three Months              Three Months
                                                                                       Ended                     Ended
                                                                                September 30,             September 30,
                                                                                        2001                      2000
                                                                                ------------              ------------

Net sales......................................                                 $    448,682              $    499,746

Costs and expenses:
  Cost of operations...........................                                      327,787                   363,122

  Selling, general and administrative expenses.                                       82,115                    77,382

  Depreciation and amortization................                                       13,507                    14,548
                                                                                ------------              ------------

Earnings from operations.......................                                       25,273                    44,694

Interest expense...............................                                        5,197                     8,727

Other income, net..............................                                          790                       404
                                                                                ------------              ------------

Earnings before income tax expense.............                                       20,866                    36,371

Income tax expense.............................                                        6,995                    12,998
                                                                                ------------              ------------

Net earnings...................................                                 $     13,871              $     23,373
                                                                                ============              ============

Net earnings per common share:

  Basic........................................                                       $ 0.27                    $ 0.47
                                                                                      ======                    ======

  Diluted......................................                                       $ 0.27                    $ 0.46
                                                                                      ======                    ======

Weighted average common and common equivalent shares outstanding (Note 2):

  Basic........................................                                   50,503,561                49,636,740
                                                                                ============              ============

  Diluted......................................                                   51,465,726                50,469,708
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



                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                 Nine Months               Nine Months
                                                                                       Ended                     Ended
                                                                                September 30,             September 30,
                                                                                        2001                      2000
                                                                                ------------              ------------

Net sales......................................                                 $  1,414,512              $  1,596,772

Costs and expenses:
  Cost of operations...........................                                    1,033,237                 1,148,830

  Selling, general and administrative expenses.                                      251,392                   245,676

  Depreciation and amortization................                                       43,530                    45,395

  Asset impairment charges........(Note 5).....                                       18,000                       -
                                                                                ------------              ------------

Earnings from operations.......................                                       68,353                   156,871

Interest expense...............................                                       17,505                    27,644

Other income, net..............................                                        2,209                     2,098
                                                                                ------------              ------------

Earnings before income tax expense and
  extraordinary item...........................                                       53,057                   131,325

Income tax expense.............................                                       17,858                    47,209
                                                                                ------------              ------------

Earnings before extraordinary item.............                                       35,199                    84,116

Extraordinary item - early extinguishment of
  debt, net of income tax benefit..............                                          -                      (2,522)
                                                                                ------------              ------------

Net earnings...................................                                 $     35,199              $     81,594
                                                                                ============              ============

Net earnings per common share - basic:
  Earnings before extraordinary item...........                                       $ 0.70                    $ 1.70
  Extraordinary item - early extinguishment
    of debt....................................                                          -                       (0.05)
                                                                                      ------                    ------

Net earnings per common share - basic..........                                       $ 0.70                    $ 1.65
                                                                                      ======                    ======

Net earnings per common share - diluted:
  Earnings before extraordinary item...........                                       $ 0.69                    $ 1.67
  Extraordinary item - early extinguishment
    of debt....................................                                          -                       (0.05)
                                                                                      ------                    ------

Net earnings per common share - diluted........                                       $ 0.69                    $ 1.62
                                                                                      ======                    ======

Weighted average common and common equivalent shares outstanding (Note 2):
  Basic........................................                                   50,275,443                49,491,919
                                                                                  ==========                ==========

  Diluted......................................                                   51,255,001                50,423,588
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



                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                 Nine Months            Nine Months
                                                                                                       Ended                  Ended
                                                                                                September 30,          September 30,
                                                                                                        2001                   2000
                                                                                                ------------           ------------

   Cash flows from operating activities:
     Net earnings.........................................                                      $     35,199           $     81,594
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Net loss on early extinguishment of debt.........                                               -                    2,522
         Depreciation of property, plant and equipment....                                            34,485                 36,350
         Amortization of intangible and other assets......                                             9,045                  9,045
         Asset impairment charges.........................                                            18,000                    -
         Noncash interest and other expense...............                                             1,060                  1,355
         (Increase) decrease in receivables...............                                            37,898                (15,864)
         (Increase) decrease in inventories...............                                            15,688                (40,731)
         Increase in prepaid expenses and other assets....                                            (1,465)                (2,176)
         Increase in accounts payable, accrued interest
           expense and other accrued expenses.............                                            20,715                 15,873
         Decrease in net deferred tax liabilities.........                                            (9,385)                (4,141)
         Increase (decrease) in other long-term
           liabilities....................................                                              (958)                 1,723
                                                                                                ------------           ------------
     Net cash provided by operating activities............                                           160,282                 85,550
                                                                                                ------------           ------------

   Cash flows from investing activities:
     Proceeds from the disposal of assets.................                                             2,442                     42
     Additions to property, plant and equipment...........                                           (15,053)               (35,995)
                                                                                                ------------           ------------
     Net cash used by investing activities................                                           (12,611)               (35,953)
                                                                                                ------------           ------------

   Cash flows from financing activities:
     Payments for debt issuance costs.....................                                               -                   (2,090)
     Additions to long-term debt..........................                                               -                  486,500
     Payments of long-term debt...........................                                          (147,600)              (536,600)
     Proceeds from the issuance of treasury stock.........                                             4,722                  2,904
                                                                                                -------------          ------------
     Net cash used by financing activities................                                          (142,878)               (49,286)
                                                                                                ------------           ------------

   Net increase in cash and cash equivalents..............                                             4,793                    311
   Cash and cash equivalents at beginning of period.......                                            14,606                  7,409
                                                                                                ------------           ------------
   Cash and cash equivalents at end of period.............                                      $     19,399           $      7,720
                                                                                                ============           ============

   Supplemental Disclosure:
     Cash payments for income taxes, net..................                                      $     13,238           $     47,831
                                                                                                ============           ============

     Cash payments for interest...........................                                      $     22,473           $     26,300
                                                                                                ============           ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)


(1)  Inventories are summarized as follows:

                                                            September 30,           December 31,
                                                                    2001                   2000
                                                            ------------            -----------

              Finished products                             $    129,490            $   125,491
              Work-in-process                                     49,132                 61,932
              Raw materials                                      100,144                107,031
                                                            ------------            -----------
                                                            $    278,766            $   294,454
                                                            ============            ===========

(2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                     ----------------------------         ----------------------------
                                                          2001           2000                  2001           2000
                                                     -------------  -------------         -------------  -------------
        Weighted average shares used
          for basic net earnings per
          common share                                  50,503,561     49,636,740            50,275,443     49,491,919
        Effect of dilutive securities:
          Stock options                                    962,165        832,968               979,558        931,669
                                                        ----------     ----------            ----------     ----------
        Weighted average shares used
          for diluted net earnings
          per common share                              51,465,726     50,469,708            51,255,001     50,423,588
                                                        ==========     ==========            ==========     ==========


(3)  Comprehensive income (loss), net of tax is as follows:

                                                                       Nine Months Ended
                                                                          September 30,
                                                                       2001           2000
                                                                  -------------  ----------
       Net earnings                                                  $35,199        $81,594

       Other comprehensive income (loss)
         Cumulative effect of adopting SFAS
           No. 133                                                     2,960            -
         Effect of financial instruments
           accounted for as hedges                                    (8,855)           -
                                                                     -------        -------
                                                                      (5,895)           -
                                                                     -------        -------
       Comprehensive income                                          $29,304        $81,594
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

(5) In the quarter ended September 30, 2001, the Company recorded restructuring charges of $1.8 million ($1.2 million net of taxes). In the nine months ended September 30, 2001, the Company recorded asset impairment and other restructuring charges of $21.8 million ($14.2 million net of taxes). The charges related to the realignment of selected domestic manufacturing operations and consisted of $18.0 million for the write down of property, plant and equipment to realizable value, with the balance of the charges for severance and benefit related costs. It is anticipated that additional charges of approximately $3.0 million will be incurred during the remaining three months of 2001 to complete the restructuring.

(6) On July 16, 2001, a large customer of the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This customer owed the Company approximately $7.3 million as of the filing date. The Company believes it was adequately reserved at September 30, 2001.

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

Comparison of Three Months and Nine Months Ended September 30, 2001 and 2000
----------------------------------------------------------------------------

Selected financial information for the three months and nine months ended September 30, 2001 and September 30, 2000 is presented below:

(Dollars in millions except per share data)


                                                                                         Three Months Ended
                                                                               September 30, 2001  September 30, 2000
                                                                              ------------------- -------------------
                                                                                           % of               % of
                                                                               Dollars  Net Sales  Dollars  Net Sales
                                                                              --------- ---------  -------- ----------
Net sales                                                                       $448.7    100.0%    $499.8    100.0%
Earnings from operations                                                          25.3      5.6%      44.7      8.9%
Interest expense                                                                   5.2      1.2%       8.7      1.7%
Income tax expense                                                                 7.0      1.6%      13.0      2.6%
Net earnings                                                                      13.9      3.1%      23.4      4.7%
Net earnings per common share -
  diluted                                                                         0.27      -         0.46      -

Gross profit (1)                                                                $112.3     25.0%    $126.8     25.4%


                                                                                          Nine Months Ended
                                                                               September 30, 2001  September 30, 2000
                                                                               ------------------- ------------------
                                                                                           % of               % of
                                                                               Dollars  Net Sales  Dollars  Net Sales
                                                                               -------  ---------  -------  ---------
Net sales                                                                     $1,414.5    100.0%  $1,596.8    100.0%
Earnings from operations                                                          68.4      4.8%     156.9      9.8%
Interest expense                                                                  17.5      1.2%      27.6      1.7%
Income tax expense                                                                17.9      1.3%      47.2      3.0%
Net earnings before extraordinary item                                            35.2      2.5%      84.1      5.3%
Net earnings per common share before
  extraordinary item - diluted                                                    0.69      -         1.67      -

Gross profit (1)                                                                $352.4     24.9%    $416.8     26.1%

(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                                   2001      2000             2001      2000
                                                 --------  --------         --------  ------
      Net sales                                   $448.7    $499.8          $1,414.5  $1,596.8
      Cost of operations                           327.8     363.1           1,033.2   1,148.8
      Depreciation (associated with
        cost of goods sold)                          8.6       9.9              28.9      31.2
                                                  ------    ------          --------  --------
      Gross profit                                $112.3    $126.8          $  352.4  $  416.8
                                                  ======    ======          ========  ========

Net sales for the three months ended September 30, 2001 were $448.7 million, compared to $499.8 million in the three months ended September 30, 2000, a decrease of $51.1 million or 10.2%. The decrease in sales in the quarter arose primarily from an overall softness in order trends which has been ongoing for more than a year. Most of the sales decrease occurred at the operating companies with product lines more heavily concentrated in case goods (wood) as opposed to upholstery. For the nine months ended September 30, 2001, net sales decreased $182.3 million or 11.4% to $1,414.5 million from $1,596.8 million for the nine months ended September 30, 2000. Earnings from operations for the three months ended September 30, 2001 and September 30, 2000 were $25.3 million and $44.7 million, respectively. As a percentage of net sales, earnings from operations for the three months ended September 30, 2001 and September 30, 2000 were 5.6% and 8.9%, respectively. For the nine months ended September 30, 2001 and September 30, 2000, earnings from operations were $68.4 million and $156.9 million, respectively. Earnings from operations for the nine months ended September 30, 2001 and September 30, 2000 were 4.8% and 9.8% of net sales, respectively. Earnings from operations for the three and nine months ended September 30, 2001 were adversely impacted by additional bad debt expenses of $5.1 million and $8.5 million, respectively. Earnings from operations for the third quarter and nine months of 2001 were also adversely impacted by asset impairment and other restructuring charges related to the realignment of selected domestic manufacturing operations totaling $1.8 million and $21.8 million, respectively, as well as by decreased plant utilization resulting from sales volume shortfall and increased focus on imported product.

Interest expense totaled $5.2 million and $17.5 million for the three months and nine months ended September 30, 2001, respectively, compared to $8.7 million and $27.6 million for the prior year comparable periods. The decrease in interest expense during the periods resulted both from lower long-term debt levels and lower interest rates.

The effective income tax rates were 33.5% and 35.7% for the three months ended September 30, 2001 and September 30, 2000, respectively, and 33.7% and 35.9% for the nine months ended September 30, 2001 and September 30, 2000, respectively. The effective tax rates for the three and nine months ended September 30, 2001 was less adversely impacted than the comparable prior year period due in part to a lower provision for state and local taxes.

Net earnings per common share for basic and diluted were $0.27 and $0.27 for the three months ended September 30, 2001, respectively, compared with $0.47 and $0.46 for the same period last year, respectively. For the nine months ended September 30, 2001 and September 30, 2000, net earnings per common share before extraordinary item for basic and diluted were $0.70 and $0.69, respectively, and $1.70 and $1.67, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 50,504,000 and 51,466,000, respectively, for the three months ended September 30, 2001, and 49,637,000 and 50,470,000, respectively, for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and September 30, 2000, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 50,275,000 and 51,255,000, respectively, and 49,492,000 and 50,424,000, respectively.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at September 30, 2001 amounted to $19.4 million, compared with $14.6 million at December 31, 2000. During the nine months ended September 30, 2001, net cash provided by operating activities totaled $160.3 million, net cash used by investing activities totaled $12.6 million and net cash used by financing activities totaled $142.9 million.

Working capital was $483.6 million at September 30, 2001, compared with $548.5 million at December 31, 2000. The current ratio was 4.1-to-1 at September 30, 2001, compared to 4.8-to-1 at December 31, 2000.

Financing Arrangements
----------------------

As of September 30, 2001, long-term debt consisted of the following, in millions:

                Revolving credit facility                              $300.0
                Other                                                    14.4
                                                                       ------
                                                                       $314.4

To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 2001 there were $300.0 million in cash borrowings and $26.0 million in letters of credit outstanding, leaving an excess of $304.0 million available under the facility.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At September 30, 2001, loans outstanding under the revolving credit facility consisted of $300.0 million all of which was hedged by the interest rate swap agreements, resulting in an effective interest rate of 4.93%.

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

OUTLOOK
-------

Incoming order activity showed the beginnings of a modest improvement in early September, but any such recovery was stalled by national and international events. Order rates have generally returned to pre-September 11 levels, but the Company has yet to see any sustained improvement and the Company does not expect any meaningful change in these trends by the end of the year. This economic environment, coupled with recent retailer failures and the Company's ongoing strategy for realigning its customer base to focus on long-term, profitable sales growth, suggests that fourth quarter sales should be down in the 8% - 10% range from those reported for the same period last year. Assuming that level of sales activity and excluding all restructuring charges, fourth quarter earnings per common share are projected to be $0.34 to $0.39 compared to $0.48 last year. For the full year ending December 31, 2001, earnings per common share are projected to be $1.30 to $1.35 versus last year's $2.15 excluding all impairment and restructuring charges and the extraordinary item.

Capital expenditures are forecasted at $20.0 - $25.0 million for the year. Depreciation and amortization are anticipated to be $56.0 to $58.0 million for the year. Selling, general and administrative expenses for the year are expected to be in the range of 17.25% to 17.50% of net sales. Based upon current interest rates, interest expense is expected to be approximately $22.5 million. In the nine months ended September 30, 2001 the Company generated $160.3 million of cash flow from operations, the majority of which was used to repay long-term debt, completing the debt reduction program. Earnings before interest expense, income taxes, depreciation and amortization, and asset impairment and other restructuring charges as a percent of net sales is expected to be in the 9.50% to 10.00% range for the full year.

The  percentage  of the  Company's  product  lines  represented  by imports will continue to increase. Also, the Company continues to pursue its dedicated distribution strategy. The Thomasville Home Furnishings Stores development program is on schedule to add approximately 25 new stores per year with a goal of 250 stores. During the second quarter of 2001, The Home Depot completed the rollout to all of its stores of kitchen and bath cabinetry marketed using the
"Thomasville"  name  in  accordance  with  the  previously   reported  licensing
agreement.


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

                            PART II OTHER INFORMATION
                            -------------------------


Item 6. Exhibits and Reports on Form 8 -K

          (b) A Form 8-K was filed on July 26, 2001 announcing second quarter and first half of 2001 operating results and projections for third quarter and full year sales and earnings. A Form 8-K was filed on September 12, 2001 announcing projections for third quarter and full year sales and earnings. A Form 8-K was filed on October 30, 2001 announcing operating results for the third quarter and first nine months of 2001 and projections for fourth quarter and full year 2001 earnings per share.

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




Date:  November 13, 2001