Form 10-K
period 2001-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2002-03-26
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (Mark one)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to__________________

Commission file number I-91
                       ----

                      Furniture Brands International, Inc.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


              Delaware                                   43-0337683
--------------------------------------          --------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


101 South Hanley Road, St. Louis, Missouri                   63105
-------------------------------------------     --------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (314) 863-1100
--------------------------------------------------   ---------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange on
       Title of each class                             which registered
--------------------------------------     -------------------------------------
  Common Stock - $1.00 Stated Value                 New York Stock Exchange
 with Preferred Stock Purchase Rights
---------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002, was approximately $2,102,683,068.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    56,277,066 shares as of February 28, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
   of Stockholders on April 25, 2002......................   Part III

                                     PART I
                                     ------

Item 1.  Business


(a)  General Development of Business

On December 28, 2001 the Company purchased substantially all of the assets of Henredon Furniture Industries, Inc., Drexel Heritage Furnishings, Inc. and Maitland-Smith, Inc. (collectively "HDM Furniture Industries, Inc.") from LifeStyle Furnishings International, Inc.

(c)  Narrative Description of Business

The Company, the largest manufacturer of residential furniture in the United States, markets its products through its four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc.

PRODUCTS

The Company manufactures and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and
(v) accessories. The Company's brand name positioning by price and product category is shown below.


                                                                            UPHOLSTERY
                                                                ---------------------------------
PRICE                                                                            RECLINER/
CATEGORY                CASE GOODS         OCCASIONAL          STATIONARY        MOTION         ACCESSORIES
--------                ----------         ----------          ----------        ---------      -----------

PREMIUM                 Henredon           Drexel  Heritage    Henredon          Drexel         Maitland-Smith
                        Drexel  Heritage   Maitland-Smith      Maitland-Smith     Heritage
                        Hickory Chair      Hickory Chair       Hickory Chair
                                                               Pearson

BEST                    Thomasville        Thomasville         Thomasville       Thomasville
                        HBF                                    HBF

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

The widely recognized Broyhill trademarks include Broyhill and Broyhill Indulgence. The flagship Broyhill product line concentrates on bedroom, dining room, upholstered and occasional furniture designed for the "good" and "better" price categories. The Broyhill Indulgence product line enjoys an excellent reputation for highly styled, case goods collections in the "best" price category.

LANE FURNITURE INDUSTRIES

Lane manufactures and markets a broad range of high quality furniture targeting the "good" and "better" price categories. Lane targets niche markets with its three operating divisions, which participate in such segments of the residential furniture market as motion furniture, wicker and rattan, and cedar chests.

Lane's upholstery division manufactures and markets reclining chairs and motion furniture in the "good" and "better" price categories under the Lane brand name. Motion furniture consists of sofas and loveseats with recliner-style moving parts and comfort features, wall saver recliners, pad-over chaise recliners, hi-leg recliners, sleep sofas and motion sectionals. Royal Development Company, a division of Lane, designs and manufactures the mechanisms used in Lane's reclining furniture products. The Lane Leather collection represents an important source of growth for Lane's upholstery division, as leather is the fastest-growing category in upholstered furniture. The collection, priced in the "better" category comes in three styles - American ranch, American traditional and urban contemporary.

Lane's wood furniture division markets cedar chests, living room, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. Lane furniture is sold in the "good" and "better" price categories.

Laneventure manufactures and markets moderately priced wicker, rattan, bamboo, exposed aluminum and teak furniture, tables, occasional wood pieces and two lines of upholstered furniture. One line is comprised of contemporary and modern upholstered furniture and metal and glass occasional and dining room tables, and the other which is comprised of traditional and contemporary upholstered furniture, primarily sofas, loveseats, chairs and ottomans. Laneventure also manufactures outdoor and patio furniture featuring fast drying upholstered cushions under the name WeatherMaster, which has developed significant consumer acceptance.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville manufactures and markets wood furniture, upholstered products and promotional/RTA furniture. Thomasville markets its products primarily under the Thomasville brand name. Thomasville offers an assortment of upholstery and wood furniture under one brand name that targets the "best" price category. Upholstery is primarily marketed in three major styles: traditional, American traditional/country and casual/lifestyle contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from a wide variety of different styles within the general style categories, and as much as 45% of the Thomasville fabric and leather offering changes in a 12 month period, insuring that the latest colors and textures are available. Wood furniture is primarily marketed in four major styles: American traditional/country, 18th century, European traditional and casual contemporary.

Hickory Chair manufactures and markets traditional styles of upholstered furniture, dining room collections and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington's home. In October 2000, Hickory Chair introduced its Thomas O'Brien collection, which includes upholstery, chairs, tables, beds and cabinetry in O'Brien's acclaimed "warm modernist" style. Hickory Chair also introduced Grand Vista, a collection of larger scale, casual reproductions from the Museum of Santa Fe and William Poole, a collection of case goods and upholstery.

Pearson has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, loveseats, chairs and ottomans for over 50 years. Pearson furniture sells in the "premium" price category and is distributed to high-end furniture stores and interior designers.

HBF manufactures and sells a line of office furniture, including chairs, tables, conference tables, desks and credenzas, in the upper-middle price range.

Highland House manufactures upholstered products in the "better" and "best" price categories. Recent introductions include the Rue de Provence collection of Provencal French bedroom pieces, occasional furniture and upholstery pieces that use unique fabric selections supplied exclusively to Highland House from southern France and the Harrod's of Knightsbridge collection which includes exclusive pieces based upon research from Harrod's Department Stores' archives.

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

HDM FURNITURE INDUSTRIES

Henredon manufactures and markets bedroom, dining room, occasional and upholstered furniture in the premium price category. Henredon markets its furniture in 15 collections and is the furniture licensee for the Ralph Lauren Home Collection and Historic Natchez. Henredon is an industry style and fashion leader and provides the consumer with unique and distinct products ranging from contemporary to traditional.

Drexel Heritage manufactures and markets wood and upholstered furniture for the bedroom, dining room, living room, family room and home office in the "mid to upper premium" price categories under the Drexel Heritage brand name. It currently produces approximately 20 collections with four to six new collections offered each year. Drexel's product styles include American traditional, country, 18th century, European traditional, contemporary and transitional. Drexel Heritage also manufactures and markets a line of unique old world upholstery and wood accent pieces under the Lillian August brand name and produces furniture for the hospitality and government markets.

Maitland-Smith is a leading designer and manufacturer of "best" and "premium" hand crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials, including distinctive leather, fancy faced veneer, stone and hand-painted metal. Maitland markets under the Maitland-Smith and LaBarge brand names. The Maitland-Smith brand is inspired by designs from the master craftsmen of 17th, 18th and 19th century England. The LaBarge brand name emphasizes Continental European design in mirrors and occasional furniture.

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

The Company's breadth of product and national scope of distribution enable it to effectively service national retailers such as J.C. Penney and key regional retailers such as Havertys, Breuner's and Kittle's. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery program and the network of independent dealer-owned dedicated retail locations, such as Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores. The Company distributes its products through a diverse network of independently owned retail locations, which includes 178 freestanding stores, 943 galleries and 617 furniture centers.

Broyhill, Lane, Thomasville and Drexel Heritage have all developed gallery programs with dedicated dealers displaying furniture in complete room ensembles. These retailers employ a consistent showcase gallery concept wherein products are displayed in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. The Company offers substantial services to retailers to support their marketing efforts, including coordinated national advertising, merchandising and display programs and extensive dealer training.

Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores are dealer-owned, free-standing retail locations that exclusively feature Thomasville and Drexel Heritage furniture, respectively. The Company believes distributing its products through dedicated, free-standing stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

Haverty Furniture Companies, Inc. and the Company have formed a strategic alliance whereby Havertys allocates up to one-half of the retail floor space in all of its stores to the prominent display of product manufactured by the Company. The Company also has a similar strategic alliance with Kittle's Home Furnishings, Inc. These alliances advance the Company's strategy of expanding distribution and dedicated display space.

Showrooms for the national furniture market are located in Thomasville and High Point, North Carolina and for regional markets in Atlanta, Georgia; Chicago, Illinois; San Francisco, California; and Tupelo, Mississippi.

BROYHILL FURNITURE INDUSTRIES

One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery program. This program, started in 1983, involves 325 domestic and international participating dealer locations. Each dealer in the Broyhill Showcase Gallery program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. The average Broyhill Showcase Gallery consists of 7,500 square feet of dedicated display space. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

In 2001, Broyhill introduced the Broyhill Furniture Showplace dedicated distribution retail concept. Broyhill Furniture Showplaces are owned and operated by a retail dealer who commits a minimum of 12,500 square feet of display space to Broyhill products. This program also offers extensive merchandising and marketing support.

For the retailer that is currently not a participant in the gallery or showplace programs, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. Participating retailers in the Independent Dealer Program commit to a minimum, pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes three major sales events per year, monthly promotional themes and professionally prepared advertising and recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program to 617 retailers that have committed at least 2,000 square feet exclusively to Broyhill products arranged in gallery-type room settings. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may eventually become participants in the Broyhill Showcase Gallery or Broyhill Furniture Showplace programs.

LANE FURNITURE INDUSTRIES

Lane distributes its products nationally and internationally through a well-established network of approximately 16,000 retail locations. A diverse distribution network is utilized in keeping with Lane's strategy of supplying customers with highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Havertys and Art Van, and department store companies such as J.C. Penney, May Department Stores, Federated Department Stores and Dillard Department Stores.

Lane has established specialty gallery programs with over 450 participating dealers. This includes 355 dealer-owned Comfort Showcase Galleries and Comfort Furnishings Galleries established by Lane's Upholstery division. These galleries average approximately 4,200 square feet of retail space specifically dedicated to the display, promotion and sale of Lane upholstery products.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville products are offered at 660 independently-owned retail locations, including 182 Thomasville Galleries, 148 Thomasville Home Furnishings Stores and 330 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings Store opened in 1988. The typical Thomasville Home Furnishings Store is a 15,000 square foot, independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

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

HDM FURNITURE INDUSTRIES

Henredon distributes its products through a network of approximately 450 fine furniture dealers, department stores and wholesale showrooms in this country and abroad. The Ralph Lauren Home Collection is also distributed through Ralph Lauren Polo retail stores. The typical Henredon display is 5,000 to 8,000 square feet. Henredon dealers include Louis Shanks of Texas, Gabberts, Kittles, Boyles, Baer's, Marshall Field, Bloomingdales, Rich's, Lazarus, Macy's West and Dillards.

Drexel Heritage products are offered at 560 independently owned retail locations, including 61 Drexel Heritage galleries, 30 dedicated Drexel Heritage Home Inspiration stores and 469 authorized dealers. Drexel Heritage galleries have an average of 5,000 square feet of dedicated space. The typical Drexel Heritage Home Inspiration store is a 14,000 square foot independently owned store offering a broad range of Drexel products, presented in a home-like setting by a salesperson or design consultant.

Maitland-Smith distributes its products nationally and internationally through a well-established network of high-end retail furniture stores, designer showrooms, antique dealers and specialty gift stores. The dealers are selected to preserve and enhance the prestige and reputation of the Maitland-Smith brand names.

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

LANE FURNITURE INDUSTRIES

Lane's marketing approach reflects the diversity of its various divisions. Lane employs an integrated marketing/advertising strategy in which it coordinates magazine, newspaper, circular and television advertising with other marketing programs to promote a single product. Each of the Lane divisions advertises extensively in trade and consumer publications targeting various niche markets.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville's current advertising appears on national network and cable television commercials during peak promotional periods. The campaign emphasizes Thomasville fashion and quality leadership through the use of dramatic commercials featuring individual, high quality wood and upholstery pieces. National cable networks include A&E, The Discovery Channel, CNN, CNN Headline News, The Weather Channel, TNN, The Travel Channel, TBS and Entertainment Network.

To help retailers sell its product through to consumers, Thomasville offers a full twelve-month schedule of promotional support which includes promotional concepts, selected product discounts, cooperative advertising funds, and a complete advertising package with color newspaper layouts plus radio and television commercials dealers can use as supplied. Thomasville runs national sales events to coincide with major industry sale periods. These events include national print ads or Thomasville-designed newspaper inserts for dealer use.

HDM FURNITURE INDUSTRIES

Henredon's national advertising is focused in magazines such as Architectural Digest, Traditional Home and House & Gardens. Henredon produces full color catalogs in support of each collection and maintains a web site which provides the consumer the opportunity to view all current collections, order catalogs and locate dealers in their local trading areas.

Drexel Heritage offers a fully integrated marketing program that includes national brand advertising and a full calendar of promotional events. These events include themed promotional concepts, selected product discounts, cooperative advertising support, consumer rebate events and a complete advertising marketing portfolio. This portfolio includes dealer television commercials, consumer sales circulars, direct mail postcards, newspaper advertisements, radio commercials, in-store events and a complete in-store point of sale package.

Maitland-Smith has chosen to do little advertising over the years. This approach has created an aura of mystique around the brand that adds to its charm and has worked well within its dealer base. Promotional activities with dealers are designed to preserve and enhance Maitland-Smith's brand name in the home furnishings industry.

MANUFACTURING

Broyhill operates 16 finished case goods and upholstery production and warehouse facilities totaling over 5.0 million square feet. All finished good plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

Lane operates 7 upholstery production and warehouse facilities in Mississippi and North Carolina totaling over 2.9 million square feet. Since the late 1980's, significant capital expenditures have been made to acquire technologically advanced manufacturing equipment which has increased factory productivity as well as capacity.

Thomasville manufactures or assembles its products at 18 finished case goods and upholstery production and warehouse facilities located in North Carolina and Virginia, totaling over 6.5 million square feet. Each plant is specialized, manufacturing premium furniture products allowing more efficient production runs while maintaining high quality standards.

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

Henredon manufactures in 4 casegoods and upholstery production and warehouse facilities encompassing approximately 1.5 million square feet all located in North Carolina. Henredon is a leader in cellular manufacturing which allows for the efficient production of relatively small production runs.

Drexel Heritage operates 5 casegoods and upholstery production and warehouse facilities that total approximately 1.7 million square feet. All facilities are located in western North Carolina except for an upholstery plant located in High Point, North Carolina. Each facility is specialized to manufacture premium quality furniture in a cellularized manufacturing environment.

Maitland-Smith and LaBarge are manufactured at production facilities in the Philippines and Indonesia and by selected sub-contractors located throughout Asia, Italy and Mexico. Each production facility utilizes specialized craftsmen to produce premium home furnishings products.

RAW MATERIALS AND SUPPLIERS

The raw materials used by the Company in manufacturing its products include lumber, veneers, plywood, fiberboard, particleboard, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics, leathers, metals, stone, synthetics and upholstered filling material (such as synthetic fibers, foam padding and polyurethane cushioning). The various types of wood used in the Company's products include cherry, oak, maple, pine and pecan, which are purchased domestically, and mahogany, which is purchased abroad. Fabrics, leathers and other raw materials are purchased both domestically and abroad. Management believes that its supply sources for those materials are adequate.

The Company has an agreement with Outlook International, Ltd. in which Outlook is the exclusive representative for the Company for the manufacture of products in the Far East.

On December 12, 2001 the Company announced a strategic alliance with Hong Kong Teakwood Works whereby the operating companies will absorb substantially all of Hong Kong Teakwood Works manufacturing capacity, subject to quality control and delivery standards designated by the operating companies.

Other than the foregoing, the Company has no long-term supply contracts and has experienced no significant problems in supplying its operations. Although the Company has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company's margins for its products.

The majority of supplies for promotional and RTA products are purchased domestically, although paper and certain hardware is purchased abroad. Management believes, however, that its proximity to and relationship with suppliers are advantageous for the sourcing of such materials. In addition, by combining the purchase of various raw materials (such as foam, cartons, springs and fabric) and services, the operating companies have been able to realize cost savings.

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

COMPETITION

The furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including La-Z-Boy Incorporated, Ethan Allen Interiors, Inc., Bassett Furniture Industries, Inc. and Lifestyle Furnishings International Ltd., as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

EMPLOYEES

As of December 31, 2001, the Company employed approximately 23,850 people (including employees of Henredon, Drexel Heritage and Maitland-Smith). None of the Company's employees is represented by a union.

BACKLOG

The combined backlog of the Company's operating companies as of December 31, 2001 aggregated approximately $290 million (approximately $199 million excluding the backlog of Henredon, Drexel Heritage and Maitland-Smith) compared to approximately $178 million as of December 31, 2000.


ITEM 2.  Properties

The Company owns or leases the following principal plants, offices and warehouses.



Division/Location                Type of Facility                  Floor Space (sq.ft.)           Owned or Leased
-----------------                ----------------                  --------------------           ---------------

 Furniture Brands:
 -----------------
 St. Louis, MO                 Headquarters                                       26,800                    Leased

 Broyhill:
 ---------
 Lenoir, NC                    Headquarters                                      136,000                     Owned
 Lenoir, NC                    Case goods plant/warehouse                        312,632                     Owned
 Lenoir, NC                    Case goods plant/warehouse                        628,000                     Owned
 Rutherfordton, NC             Case goods plant/warehouse                        575,656                     Owned
 Lenoir, NC                    Case goods plant/warehouse                        419,000                     Owned
 Lenoir, NC                    Case goods plant/warehouse                        390,020              Owned/Leased
 Rutherfordton, NC             Upholstery plant/warehouse                        433,597                     Owned
 Conover, NC                   Case goods plant/warehouse                        316,542                     Owned
 Lenoir, NC                    Case goods plant/warehouse                        516,439                     Owned
 Lenoir, NC                    Case goods plant/warehouse                        256,318                     Owned
 Lenoir, NC                    Upholstery plant/warehouse                        252,380                     Owned
 Taylorsville, NC              Upholstery plant/warehouse                        212,754                     Owned
 Lenoir, NC                    Upholstery plant                                  124,700                     Owned
 Lenoir, NC                    Warehouse                                          96,000                     Owned
 Lenoir, NC                    Warehouse                                         252,250                    Leased
 Lenoir, NC                    Warehouse                                         205,964                    Leased
 Chino, CA                     Warehouse                                          79,456                    Leased

 Drexel Heritage:
 ----------------
 Drexel, NC                    Headquarters                                     100,000                     Owned
 Marion, NC                    Case goods plant                                 501,133                     Owned
 Morganton, NC                 Upholstery plant                                 144,859                     Owned
 High Point, NC                Upholstery plant                                 280,650                     Owned
 Hildebran, NC                 Case goods plant                                 360,710                     Owned
 Morganton, NC                 Warehouse                                        501,800                     Owned
 High Point, NC                Showroom                                         100,112                     Owned

 Henredon:
 ---------
 Morganton, NC                  Headquarters/
                                  casegoods plant/warehouse                      898,690                     Owned
 Spruce Pine, NC               Case goods plant                                  553,180                     Owned
 High Point, NC                Upholstery plant                                  125,803                     Owned
 Mt. Airy, NC                  Upholstery plant                                  102,500                     Owned

 Lane:
 -----
 Tupelo, MS                    Headquarters/
                                 upholstery plant/warehouse                      715,951                     Owned
 Saltillo, MS                  Upholstery plant/warehouse                        570,328                     Owned
 Verona, MS                    Upholstery plant/warehouse                        413,000                     Owned
 Pontotoc, MS                  Upholstery plant/warehouse                        369,216                     Owned
 High Point, NC                Plant                                             187,162                     Owned
 Conover, NC                   Upholstery plant                                  351,015                     Owned
 Conover, NC                   Upholstery plant/warehouse                        348,180                     Owned

 Maitland-Smith:
 ---------------
 High Point, NC                Headquarters/warehouse                            220,000                    Leased
 Cebu, Philippines             Case goods plant                                  448,421                     Owned
 Semarang, Indonesia           Plant/warehouse                                   142,075              Owned/Leased

 Thomasville:
 ------------
 Thomasville, NC               Headquarters/ Showroom                            256,000                     Owned
 Thomasville, NC               Case goods plant/warehouse                        373,000                     Owned
 Thomasville, NC               Case goods plant                                  240,000                     Owned
 Thomasville, NC               Case goods plant                                  325,000                     Owned
 Thomasville, NC               Case goods plant                                  309,850                     Owned
 Lenoir, NC                    Case goods plant/warehouse                        828,000                     Owned
 Winston-Salem, NC             Case goods plant/warehouse                        706,000                     Owned
 Statesville, NC               Upholstery plant                                  158,600                     Owned
 Troutman, NC                  Upholstery plant                                  238,200                     Owned
 Conover, NC                   Upholstery plant                                  123,200                     Owned
 Hickory, NC                   Upholstery plant                                   58,700                     Owned
 Thomasville, NC               Warehouse                                         731,000                     Owned
 Appomattox, VA                Case goods plant/warehouse                        829,800                     Owned
 Carysbrook, VA                Case goods plant                                  189,000                     Owned
 Hickory, NC                   Upholstery plant/warehouse                        209,800                    Leased
 Conover, NC                   Case goods plant/warehouse                        260,000                     Owned
 Hickory, NC                   Upholstery plant/warehouse                        555,511                     Owned
 Hickory, NC                   Case goods/upholstery
                                 plant/warehouse                                 211,391                     Owned
 High Point, NC                Upholstery plant/warehouse                        178,500                     Owned



The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing revenue bonds. The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were utilized during 2001 at a moderate level of productive capacity and believes that in conjunction with its import capabilities the Company's facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

The Company is also subject to regulation regarding environmental matters, and is a party to certain actions related thereto. For information regarding environmental matters, see "Item 1. Business - Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders


Not applicable.

                                     PART II

Item 5.  Market  for The  Registrant's  Common  Equity and  Related  Stockholder
         Matters

As of February 28, 2002, there were approximately 2,150 holders of record of Common Stock.

Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 14 to the consolidated financial statements of the Company.

The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 2000 and 2001.


Item 6. Selected Financial Data


                                                    FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

--------------------------------------------------- -------------------------------------------------------------------------------
(Dollars in thousands                                                               Year Ended December 31,
except per share data)                              -------------------------------------------------------------------------------
                                                         2001             2000             1999            1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
Summary of operations:
  Net sales                                         $1,891,313       $2,116,239      $2,088,112         $1,960,250       $1,808,276
  Gross profit                                         466,794          546,859         550,312            515,512          450,690
  Interest expense                                      21,984           36,389          37,577             43,455           42,747
  Earnings before income tax
    expense and extraordinary item                      87,694          165,997         176,764            152,143          107,254
  Income tax expense                                    29,664           57,574          64,854             54,205           40,201
  Earnings before extraordinary item                    58,030          108,423         111,910             97,938           67,053
  Extraordinary item                                       -             (2,522)              -                 -               -
  Net earnings                                      $   58,030       $  105,901      $  111,910         $   97,938       $   67,053

Per share of common stock - diluted:
  Earnings before extraordinary item                $     1.13       $     2.15      $     2.14         $    1.82        $     1.15
  Extraordinary item                                        -             (0.05)              -                 -               -
  Net earnings                                      $     1.13       $     2.10      $     2.14         $    1.82        $     1.15

Weighted average common shares
  - diluted (in thousands)                              51,325           50,443          52,335             53,809           58,473

Other information:
  Working capital                                   $  603,420       $  548,463      $   518,036        $  509,148       $  482,288
  Property, plant and equipment, net                   321,640          303,235          297,746           293,777          294,061
  Capital expenditures                                  22,991           53,310           48,951            44,358           40,004
  Total assets                                       1,503,489        1,304,838        1,288,834         1,303,204        1,257,236
  Long-term debt                                       454,400          462,000          535,100           589,200          667,800
  Shareholders' equity                              $  759,659       $  583,905       $  474,197        $  413,509       $  323,322
===================================================================================================================================



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



General

     The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes. In addition, management believes the following factors have had a significant effect on its recent financial statements.

Acquisition

     On December 28, 2001, the Company acquired substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith. Since the acquisition occurred near the last business day of 2001, it is reflected in the Company's consolidated balance sheet as of December 31, 2001; however, the Company's consolidated results of operations for 2001 do not include any of the operations of the acquired companies. The purchase price of the acquisition was $287.1 million, consisting of $176.5 million in cash and
4.0 million shares of the Company's common stock.

Restructuring

     During 2001, the Company implemented a plan to reduce its domestic case goods manufacturing capacity. This plan included the closing of 12 manufacturing facilities and a permanent reduction of approximately 20% of the Company's total employment. Pretax restructuring and impairment charges of $26.4 million were recorded in 2001, consisting of $5.9 million charged to cost of operations, $2.5 million charged to selling, general and administrative expenses and $18.0 million in asset impairment charges.



Results of Operations

     As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 2001, 2000, and 1999.

------------------------------------- -----------------------------------------------------------------------------------
(Dollars in millions)                                              Year Ended December 31,
                                      -----------------------------------------------------------------------------------
                                                 2001                        2000                        1999
                                      --------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                           Dollars   Net  Sales        Dollars   Net  Sales        Dollars   Net  Sales
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Net sales                                 $1,891.3        100.0%      $2,116.2        100.0%      $2,088.1        100.0%
Cost of operations                         1,387.6         73.4        1,529.9         72.3        1,498.6         71.8
Selling, general and
  administrative
  expenses                                   330.8         17.5          335.6         15.9          321.2         15.4
Depreciation and
  amortization                                55.8          2.9           58.1          2.7           56.5          2.7
Asset impairment charges                      18.0          1.0             -            -              -            -
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Earnings from
  operations                                  99.1          5.2          192.6          9.1          211.8         10.1
Interest expense                              22.0          1.2           36.4          1.7           37.6          1.8
Other income, net                             10.6          0.6            9.8          0.4            2.6          0.1
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Earnings before income
  tax expense and   extraordinary
item                                          87.7          4.6          166.0          7.8          176.8          8.5
Income tax expense                            29.7          1.5           57.6          2.7           64.9          3.1
------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Net earnings before   extraordinary
item                                        $ 58.0          3.1%        $108.4          5.1%        $111.9          5.4%
===================================== ============= ============= ============= ============= ============= =============

Gross profit 1                              $466.8         24.7%        $546.8         25.8%        $550.3         26.4%
===================================== ============= ============= ============= ============= ============= =============

1 The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

   (Dollars in millions)                                                             Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                                2001                2000                 1999
   -------------------------------------------------------------- ------------------- ------------------- --------------------
   Net sales                                                                $1,891.3            $2,116.2             $2,088.1
   Cost of operations                                                        1,387.6             1,529.9              1,498.6
   Depreciation (associated with cost of goods sold)                            36.9                39.5                 39.2
   -------------------------------------------------------------- ------------------- ------------------- --------------------
   Gross profit                                                               $466.8              $546.8               $550.3
   ============================================================== =================== =================== ====================


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales for 2001 were $1,891.3 million compared to $2,116.2 million in 2000, a decrease of $224.9 million or 10.6%. The decrease in net sales was due to the general economic slowdown which began in the third quarter of 2000, the failure of several large customers and the continuation of an established program of discontinuing relationships with retailers that did not meet the Company's standards.

     Cost of operations for 2001 was $1,387.6 million compared to $1,529.9 million for 2000, a decrease of 9.3%. Cost of operations as a percentage of net sales increased from 72.3% for 2000 to 73.4% for 2001 primarily due to decreased plant utilization resulting from the sales volume decrease, an increased focus on imported products, and the restructuring charges.

     Selling, general and administrative expenses decreased to $330.8 million in 2001 from $335.6 million in 2000, a decrease of 1.4%. As a percentage of net sales, selling, general and administrative expenses rose from 15.9% in 2000 to 17.5% in 2001 due to the sales decrease, an increase in bad debt expense, and the restructuring charges.

     Depreciation and amortization for 2001 was $55.8 million compared to $58.1 million in 2000, a decrease of 4.1%. The decrease in depreciation expense was due to lower capital expenditures and the restructuring.

     Interest expense for 2001 totaled $22.0 million compared with $36.4 million in 2000. The decrease in interest expense reflects the Company's debt reduction program and lower interest rates.

     Other income, net for 2001 totaled $10.6 million compared to $9.8 million for 2000. For 2001, other income consisted of interest on short-term investments of $0.8 million, other miscellaneous income and expense items totaling $1.8 million and non-operating income of $8.0 million. The non-operating income results from the sale of the Company's investment in a company which leases exhibition space to furniture and accessory manufacturers, partially offset by additions to reserves related to certain discontinued operations.

     Income tax expense for 2001 totaled $29.7 million, producing an effective tax rate of 33.8% compared with an effective tax rate of 34.7% for 2000.

     Net earnings per common share before extraordinary item on a diluted basis were $1.13 and $2.15 for 2001 and 2000, respectively. Weighted average shares used in the calculation of net earnings per common share on a basic and diluted basis were 50,357,000 and 51,325,000 in 2001, respectively, and 49,532,000 and
50,443,000 in 2000, respectively.

     Gross profit for 2001 was $466.8 million compared with $546.8 million for 2000, a decrease of 14.6%. The decrease in gross profit margin to 24.7% in 2001 from 25.8% in 2000 was primarily due to the decreased plant utilization and restructuring charges noted earlier.

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

Financial Condition and Liquidity

Liquidity

     Cash and cash equivalents at December 31, 2001 totaled $15.7 million compared to $14.6 million at December 31, 2000. For 2001, net cash provided by operating activities totaled $184.7 million. Net cash used by investing activities totaled $181.0 million. Net cash used by financing activities totaled $2.6 million.

     Working capital was $603.4 million at December 31, 2001 compared to $548.5 million at December 31, 2000. The current ratio was 4.4-to-1 at December 31, 2001 compared to 4.8-to-1 at December 31, 2000. The increase in working capital between years is the result of the acquisition of Henredon, Drexel Heritage and Maitland-Smith.

     At December 31, 2001, long-term debt totaled $454.4 million compared to $462.0 million at December 31, 2000. The decrease in indebtedness was funded by cash flow from operations, offset by the aforementioned acquisition. The Company's debt-to-capitalization ratio was 37.4% at December 31, 2001 compared to 44.2% at December 31, 2000.

Financing Arrangements

     To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On December 31, 2001 there were $440.0 million in cash borrowings and $32.5 million in letters of credit outstanding, leaving an excess of $157.5 million available under the facility.

     Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2001, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate and $140.0 million based on the base rate, which in conjunction with the interest rate swaps have a weighted average interest rate of 4.87%.

     The Company believes that its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Other

Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Based upon a hypothetical ten-percent increase in interest rates the potential impact to the Company's net earnings would be $0.4 million.

Recently Issued Statements of Financial Accounting Standard

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141) "Business Combinations" and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and is in the process of reviewing the provisions of the statement and evaluating its impact on the financial statements. The Company believes the impact of discontinuing the amortization of intangible assets will be to increase annual earnings by approximately $0.20 per share.

Outlook

     While the Company continues to see weak consumer spending in its sector, it is beginning to see signs the economy is firming up. Order trends in the fourth quarter of 2001 showed continued strength in the middle and upper-middle price categories. While the Company has yet to see such a turnaround at the upper end, the cost savings initiatives undertaken during the year should position it for strong operating profit margin improvement as that price category begins to turn as well. Business overall is expected to be essentially flat for the first half of 2002, with a recovery beginning at mid-year and accelerating through the second half. The Company is currently projecting earnings per share of $2.25-$2.35 for the full year.

     Capital expenditures are forecasted at $45.0 - $50.0 million for 2002, with depreciation expense anticipated to be approximately $50.0 million. Selling, general and administrative expenses for the year are expected to be 16.50% - 16.75% of net sales. Based upon current interest rates and budgeted debt reduction, interest expense is expected to be approximately $24.0 million for 2002. The Company expects to generate in excess of $100.0 million in cash flow from operations, the majority of which will be used to reduce long-term debt.

Forward-Looking Statements

     The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company's expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors may include: overall business and economic conditions and growth in the furniture industry; changes in customer spending patterns and demand for home furnishings; competitive factors, such as design and marketing efforts by other furniture manufacturers; pricing pressures; success of the marketing efforts of retailers and the prospects for further customer failures; the Company's success in furniture design and manufacture; the effects of manufacturing realignments and cost savings programs; and other risk factors listed from time to time in the Company's future public releases and SEC reports.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Secured Credit agreement. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Based upon a hypothetical ten percent increase in interest rates the potential impact to the Company's net earnings would be $0.4 million.



Item 8. - Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                       December 31,          December 31,
                                                                                                    2001                  2000
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                   $   15,707            $   14,606
  Receivables, less allowances of $18,841
    ($23,075 at December 31, 2000)                                                               359,493               351,804
  Inventories (Note 5)                                                                           369,773               294,454
  Deferred income taxes                                                                           26,160                23,555
  Prepaid expenses and other current assets                                                        7,582                 7,162
------------------------------------------------------------------------------------- -------------------- ---------------------
    Total current assets                                                                         778,715               691,581
Property, plant and equipment:
  Land                                                                                            18,090                19,206
  Buildings and improvements                                                                     240,554               226,096
  Machinery and equipment                                                                        346,460               345,040
------------------------------------------------------------------------------------- -------------------- ---------------------
                                                                                                 605,104               590,342
  Less accumulated depreciation                                                                  283,464               287,107
------------------------------------------------------------------------------------- -------------------- ---------------------

    Net property, plant and equipment                                                            321,640               303,235
Intangible assets (Note 6)                                                                       367,305               289,895
Other assets                                                                                      35,829                20,127
------------------------------------------------------------------------------------- -------------------- ---------------------
                                                                                              $1,503,489            $1,304,838
===================================================================================== ==================== =====================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                              $ 83,508              $ 65,483
  Accrued employee compensation                                                                   23,815                24,822
  Accrued interest expense                                                                         2,805                 7,646
  Other accrued expenses                                                                          65,167                45,167
------------------------------------------------------------------------------------- -------------------- ---------------------
    Total current liabilities                                                                    175,295               143,118
Long-term debt (Note 7)                                                                          454,400               462,000
Deferred income taxes                                                                             69,032                77,533
Other long-term liabilities                                                                       45,103                38,282

Shareholders' equity:
  Preferred stock, authorized 10,000,000 shares,
    no par value - issued, none                                                                      -                     -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 56,277,066 shares at December 31, 2001
    and 52,277,066 shares at December 31, 2000 (Note 8)                                           56,277                52,277
  Paid-in capital                                                                                219,469               118,360
  Retained earnings                                                                              520,503               462,473
  Accumulated other comprehensive income                                                          (5,108)                  -
  Treasury stock at cost
    (1,664,666 shares at December 31, 2001 and
     2,601,759 shares at December 31, 2000)                                                      (31,482)              (49,205)
------------------------------------------------------------------------------------- -------------------- ---------------------
  Total shareholders' equity                                                                     759,659               583,905
------------------------------------------------------------------------------------- -------------------- ---------------------
                                                                                              $1,503,489            $1,304,838
===================================================================================== ==================== =====================

See accompanying notes to consolidated financial statements.



                                         CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)
                                                                                             Year Ended December 31,
                                                                          ---------------------------------------------------------
                                                                                   2001                2000                1999
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                       $1,891,313          $2,116,239          $2,088,112

Costs and expenses:
  Cost of operations                                                             1,387,632           1,529,874           1,498,622

  Selling, general and administrative expenses                                     330,835             335,596             321,205

  Depreciation and amortization                                                     55,767              58,155              56,528

  Asset impairment charges                                                          18,000                 -                   -
-----------------------------------------------------------------------------------------------------------------------------------

Earnings from operations                                                            99,079             192,614             211,757

Interest expense                                                                    21,984              36,389              37,577

Other income, net                                                                   10,599               9,772               2,584
-----------------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense and
  extraordinary item                                                                87,694             165,997             176,764

Income tax expense (Note 9)                                                         29,664              57,574              64,854
-----------------------------------------------------------------------------------------------------------------------------------

Earnings before extraordinary item                                                  58,030             108,423             111,910
Extraordinary item - early extinguishment
  of debt, net of income tax benefit (Note 11)                                         -                (2,522)                -
-----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                    $   58,030          $  105,901          $  111,910
===================================================================================================================================

Net earnings per common share - basic (Note 8):
   Earnings before extraordinary item                                           $     1.15          $     2.19          $     2.20
  Extraordinary item - early extinguishment of  debt                                    -                (0.05)                 -
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings per common share - basic                                           $     1.15          $     2.14          $     2.20
===================================================================================================================================

Net earnings per common share - diluted (Note 8):
  Earnings before extraordinary item                                            $     1.13          $     2.15          $     2.14
  Extraordinary item - early extinguishment of debt                                     -                (0.05)                 -
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings per common share - diluted                                         $     1.13          $     2.10          $     2.14
===================================================================================================================================

See accompanying notes to consolidated financial statements.



                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                                               Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                            2001              2000             1999
--------------------------------------------------------------------------------- ---------------- ----------------- --------------

Cash flows from operating activities:
  Net earnings                                                                         $  58,030         $ 105,901        $ 111,910
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Net loss on early extinguishment of debt                                                 -               2,522              -
    Depreciation of property, plant and equipment                                         43,707            46,095           44,468
    Amortization of intangible and other assets                                           12,060            12,060           12,060
    Asset impairment charges                                                              18,000               -                -
    Other, net (includes gains on sale of  investments)                                  (11,586)            1,602            2,172
    (Increase) decrease in receivables                                                    41,502            (6,419)         (21,221)
    (Increase) decrease in inventories                                                    33,070            (9,059)          21,987
    Increase in prepaid expenses and intangible and other assets                          (6,789)           (7,737)          (2,872)
    Increase (decrease) in accounts payable,
      accrued interest expense and other accrued expenses                                  7,224            (9,226)         (12,861)
    Decrease in net deferred tax liabilities                                              (8,356)           (2,788)          (5,390)
    Decrease in other long-term liabilities                                               (2,156)             (807)          (1,687)
--------------------------------------------------------------------------------- ---------------- ----------------- --------------
  Net cash provided by operating activities                                              184,706           132,144          148,566
--------------------------------------------------------------------------------- ---------------- ----------------- --------------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                         (176,235)              -                -
  Proceeds from the disposal of assets                                                    18,197               316              451
  Additions to property, plant and equipment                                             (22,991)          (53,310)         (48,951)
--------------------------------------------------------------------------------- ---------------- ----------------- --------------

  Net cash used by investing activities                                                 (181,029)          (52,994)         (48,500)
--------------------------------------------------------------------------------- ---------------- ----------------- --------------

Cash flows from financing activities:
  Payments for debt issuance costs                                                           -              (2,090)             -
  Additions to long-term debt                                                            140,000           486,500              -
  Payments of long-term debt                                                            (147,600)         (559,600)         (54,100)
  Proceeds from the issuance of treasury stock                                             5,024             3,237            7,943
  Purchase of treasury stock                                                                 -                 -            (59,720)
--------------------------------------------------------------------------------- ---------------- ----------------- --------------
  Net cash used by financing activities                                                   (2,576)          (71,953)        (105,877)
--------------------------------------------------------------------------------- ---------------- ----------------- --------------

Net increase(decrease) in cash and cash equivalents                                        1,101             7,197           (5,811)
Cash and cash equivalents at beginning of period                                          14,606             7,409           13,220
--------------------------------------------------------------------------------- ---------------- ----------------- --------------

Cash and cash equivalents at end of period                                             $  15,707         $  14,606         $  7,409
================================================================================= ================ ================= ==============

Supplemental Disclosure:
  Cash payments for income taxes, net                                                  $  26,083         $  63,120         $ 68,100
================================================================================= ================ ================= ==============
  Cash payments for interest                                                           $  28,940         $  30,873         $ 40,070
================================================================================= ================ ================= ==============
  Issuance of common stock for acquisition                                             $ 110,640         $     -           $    -
================================================================================= ================ ================= ==============


See accompanying notes to consolidated financial statements.



                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------ -------------------------------------------------------
(Dollars in thousands)                                                                      Year Ended December 31,
                                                                         -------------------------------------------------------
                                                                                      2001             2000               1999
------------------------------------------------------------------------ ------------------- ---------------- ------------------
Common Stock:
  Beginning balance                                                               $ 52,277         $ 52,277           $ 52,277
  Stock issued for acquisition of business                                           4,000              -                  -
------------------------------------------------------------------------ ------------------- ---------------- ------------------
  Ending balance                                                                  $ 56,277         $ 52,277           $ 52,277
------------------------------------------------------------------------ ------------------- ---------------- ------------------

Paid-In Capital:
  Beginning balance                                                               $118,360         $120,326           $127,513
  Stock plans activity (Note 8)                                                     (5,531)          (1,966)            (7,187)
  Stock issued for acquisition of business                                         106,640              -                  -
------------------------------------------------------------------------ ------------------- ---------------- ------------------
  Ending balance                                                                  $219,469         $118,360           $120,326
------------------------------------------------------------------------ ------------------- ---------------- ------------------

Retained Earnings:
  Beginning balance                                                               $462,473         $356,572           $244,662
  Net earnings                                                                      58,030          105,901            111,910
------------------------------------------------------------------------ ------------------- ---------------- ------------------
  Ending balance                                                                  $520,503         $462,473           $356,572
------------------------------------------------------------------------ ------------------- ---------------- ------------------

Accumulated Other Comprehensive Income:
  Beginning balance                                                               $    -           $    -             $    -
  Cumulative effect of adopting SFAS No. 133                                         2,960              -                  -
  Effect of financial instruments accounted for as hedges                           (8,068)             -                  -
------------------------------------------------------------------------ ------------------- ---------------- ------------------
  Ending balance                                                                  $ (5,108)        $    -             $    -
------------------------------------------------------------------------ ------------------- ---------------- ------------------

Treasury Stock:
  Beginning balance                                                               $(49,205)        $(54,978)          $(10,943)
  Stock plans activity (Note 8)                                                     17,723            5,773             15,685
  Purchase of treasury shares
    (3,123,200 shares)                                                                 -                -              (59,720)
------------------------------------------------------------------------ ------------------- ---------------- ------------------
  Ending balance                                                                  $(31,482)        $(49,205)          $(54,978)
------------------------------------------------------------------------ ------------------- ---------------- ------------------

Total Shareholders' Equity                                                        $759,659         $583,905           $474,197
======================================================================== =================== ================ ==================

Comprehensive Income:
  Net earnings                                                                    $ 58,030         $105,901           $111,910
  Cumulative effect of adopting SFAS No. 133                                         2,960              -                  -
  Effect of financial instruments accounted for as hedges                           (8,068)             -                  -
------------------------------------------------------------------------ ------------------- ---------------- ------------------
                                                                                  $ 52,922         $105,901           $111,910
======================================================================== =================== ================ ==================



See accompanying notes to consolidated financial statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands except per share data)

1. The Company

     Furniture Brands International, Inc. (referred to herein as the "Company") is one of the largest home furniture manufacturers in the United States. During the year ended December 31, 2001, the Company had three primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; and Thomasville Furniture Industries, Inc. On December 28, 2001, the Company acquired substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 2001, 2000, and 1999 were 52-week years.

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

Intangible Assets

     Intangible assets consist of goodwill and trademarks and have been amortized on a straight-line basis over 20 to 40 - year periods. Effective with the Company's adoption of SFAS No. 142 on January 1, 2002, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead tested for impairment. Intangible assets will be reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.

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

     The Company periodically uses interest rate swap agreements (derivative financial instruments) to hedge risk associated with its floating rate long-term debt. Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense.

Revenue Recognition

     The Company recognizes revenue when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts.

Advertising Costs

     Advertising costs are expensed when first aired or distributed. Advertising costs for 2001, 2000 and 1999 were $57,453, $57,111 and $58,039 respectively.

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

3.   Restructuring and Asset Impairment Charges

     During 2001, the Company implemented a plan to reduce its domestic case goods manufacturing capacity. This plan included the closing of 12 manufacturing facilities and a permanent reduction of approximately 20% of the company's total employment. Pretax restructuring and impairment charges of $26,352 have been recorded during 2001 of which $18,000 relates to a fixed asset impairment charge for properties and machinery and equipment of the closed facilities. The balance consisting of $5,913 charged to cost of operations and $2,439 charged to selling, general and administrative expenses relates to employee severance and benefits costs and plant shutdown costs.

     As of December 31, 2001, $1,000 of the restructuring charges were included as an accrued expense in current liabilities.

4.   Acquisition of Business

     On December 28, 2001, the Company acquired substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith for $287,140. The acquisition establishes the Company as the furniture industry's only full-line resource in all middle and upper price categories. The purchase price, including capitalized expenses of approximately $1,500, consisted of $176,500 paid in cash and four million shares of the Company's common stock valued at $110,640. The value of the common stock issued was determined based on the average market price over the two-day period before and after the terms of the acquisition were agreed to and announced. Since the acquisition occurred near the last business day of 2001, it is reflected in the Company's consolidated balance sheet as of December 31, 2001; however, the Company's consolidated results of operations for 2001 do not include any of the operations of the acquired companies.

     The estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition are as follows:

--------------------------------------------------------------------------------
    Accounts receivable                                                 $ 49,191
    Inventories                                                          108,389
    Other current assets                                                   6,262
    Property plant and equipment                                          68,095
    Intangible assets                                                     90,962
    Other long-term assets                                                 1,289
--------------------------------------------------------------------------------
      Total assets acquired                                             $324,188
--------------------------------------------------------------------------------
    Current liabilities                                                 $ 30,481
    Other long-term liabilities                                            6,567
--------------------------------------------------------------------------------
      Total liabilities assumed                                           37,048
--------------------------------------------------------------------------------
      Net assets acquired                                               $287,140
================================================================================

     The Company is in the process of obtaining third-party valuations of the assets; thus, the allocation of the purchase price is subject to change.

     The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company for 2001 and 2000 with those of the acquired companies as if the transaction had occurred at the beginning of each year presented.


  -------------------------------------------------------------- ------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                                    2001                          2000
  -------------------------------------------------------------- ------------------------ -----------------------------
  Net sales                                                                   $2,311,647                    $2,620,151
  Earnings before extraordinary item                                              68,260                       127,507
  Net earnings                                                                $   68,260                    $  127,507

  Net earnings per common share - diluted:
    Earnings before extraordinary item                                        $     1.23                    $     2.34
    Net earnings                                                              $     1.23                    $     2.34
  -------------------------------------------------------------- ------------------------ -----------------------------

     Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of each year presented.

5.   Inventories

     Inventories are summarized as follows:

--------------------------------------------------------------- ----------------------------- ----------------------------
                                                                                December 31,                 December 31,
                                                                                       2001                         2000
--------------------------------------------------------------- ----------------------------- ----------------------------
Finished products                                                                  $187,523                     $125,491
Work-in-process                                                                      69,507                       61,932
Raw materials                                                                       112,743                      107,031
--------------------------------------------------------------- ----------------------------- ----------------------------
                                                                                   $369,773                     $294,454
=============================================================== ============================= ============================

6.   Intangible Assets

     Intangible assets include the following:

---------------------------------------------------------------------- ---------------------- ----------------------------
                                                                                December 31,                 December 31,
                                                                                       2001                         2000
---------------------------------------------------------------------- ---------------------- ----------------------------

Intangible assets, at cost:
   Goodwill                                                                        $239,173                     $239,173
   Trademarks and trade names                                                       156,828                      156,828
   Intangibles from acquisition                                                      90,962                          -
---------------------------------------------------------------------- ---------------------- ----------------------------
                                                                                    486,963                      396,001
   Less accumulated amortization                                                    119,658                      106,106
---------------------------------------------------------------------- ---------------------- ----------------------------
                                                                                   $367,305                     $289,895
====================================================================== ====================== ============================


7.   Long-Term Debt

     Long-term debt consists of the following:

---------------------------------------------------------------------- ---------------------- ----------------------------
                                                                                December 31,                 December 31,
                                                                                       2001                         2000
---------------------------------------------------------------------- ---------------------- ----------------------------
Revolving credit facility (unsecured)                                             $ 440,000                    $ 446,000
Other                                                                                14,400                       16,000
---------------------------------------------------------------------- ---------------------- ----------------------------
                                                                                  $ 454,400                    $ 462,000
====================================================================== ====================== ============================


The following discussion summarizes certain provisions of the long-term debt.

Revolving Credit Facility

     The revolving credit facility is an unsecured, five-year facility with a commitment of $630,000. The facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

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

     Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and adjusted Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2001, loans outstanding under the revolving credit facility consisted of $300,000 based on the adjusted Eurodollar rate and $140,000 based on the base rate, which in conjunction with the interest rate swaps have a weighted average interest rate of 4.87%.

     At December 31, 2001, there were $440,000 of cash borrowings and $32,464 in letters of credit outstanding under the revolving credit facility, leaving an excess of $157,536 available under the facility.

     The revolving credit facility has no mandatory principal payments; however, the commitment matures on June 7, 2005. The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. In addition, the facility requires repayment upon the occurrence of a change of control of the Company.

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

Other Information

     The Company has no mandatory long-term debt payments until 2005, at which time $448,000 matures.

8.   Common Stock

     The Company's restated certificate of incorporation includes authorization to issue up to 100 million shares of common stock with a $1.00 per share stated value. As of December 31, 2001, 56,277,066 shares of common stock were issued. It is not presently anticipated that dividends will be paid on common stock in the foreseeable future.

     The Company has been authorized by its Board of Directors to repurchase its common stock from time to time in open market or privately negotiated transactions. Common stock repurchases are recorded as treasury stock and may be used for general corporate purposes. In 1999, the Company repurchased 3,123,200 shares for $59,720. As of December 31, 2001, the Company has Board of Directors' authorization for the repurchase of an additional $100,000 of its common stock.


     Shares of common stock were reserved for the following purposes at December 31, 2001:

                                                                                                         Number of Shares
-------------------------------------------------------------------- -----------------------------------------------------
Common stock options:
  Granted                                                                                                       4,298,916
  Available for grant                                                                                             816,740
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                5,115,656
==========================================================================================================================

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

     In 1999, the Company issued 79,000 shares of restricted stock. The restricted shares vest over various periods from 2 to 5 years. The deferred compensation expense is amortized to expense over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of paid-in-capital in the Company's consolidated balance sheets.

     Changes in options granted and outstanding are summarized as follows:

------------------------------------ ------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                     ------------------------------------------------------------------------------------
                                                 2001                          2000                      1999
                                     ---------------------------- --------------------------- ---------------------------
                                     --------------- ------------ --------------- ----------- ------------- -------------
                                                         Average                     Average                     Average
                                            Shares         Price         Shares        Price       Shares          Price
                                     --------------- ------------ --------------- ----------- ------------- -------------
Beginning of period                      4,345,634        $13.61      4,027,063       $12.67    4,018,581         $ 9.37
Granted                                    954,900         24.00        734,600        16.70      772,600          23.49
Exercised                                 (937,093)         5.36       (305,300)        6.83     (662,141)          6.02
Cancelled                                  (64,525)        24.48       (110,729)       18.60     (101,977)          7.91
------------------------------------ --------------- ------------ --------------- ----------- ------------- -------------
End of period                            4,298,916        $17.55      4,345,634       $13.61    4,027,063         $12.67
==================================== =============== ============ =============== =========== ============= =============
Exercisable at
   end of period                         2,324,391                    2,591,726                 2,342,822
==================================== =============== ============ =============== =========== ============= =============
Weighted average fair
   value of options granted                               $12.40                      $ 9.52                      $13.03
==================================== =============== ============ =============== =========== ============= =============


     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have been as follows:


---------------------------------------------------- ---------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                                       2001                   2000                   1999
---------------------------------------------------- ----------------------- ---------------------- ----------------------
Net earnings
 As reported                                                        $58,030               $105,901               $111,910
 Pro forma                                                           52,648                101,819                108,600

Net earnings per share - basic
 As reported                                                        $  1.15               $   2.14               $   2.20
 Pro forma                                                             1.05                   2.06                   2.13

Net earnings per share - diluted
 As reported                                                        $  1.13               $   2.10               $   2.14
 Pro forma                                                             1.04                   2.05                   2.10
==================================================== ======================= ====================== ======================

     The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.9%, 5.7%, and 5.0% in 2001, 2000, and 1999, respectively; expected dividend yield of 0% for all years; expected life of 7 years for all years and expected volatility of 47%, 47%, and 46% for 2001, 2000, and 1999, respectively.

     Summarized information regarding stock options outstanding and exercisable at December 31, 2001 follows:

-------------------------------------------------------------------------------------------------------------------------
                                                 Outstanding                                       Exercisable
                        ---------------------------------------------------------        --------------------------------
Range of                                                Average
Exercise                                            Contractual          Average                                 Average
Prices                                Shares               Life            Price                  Shares           Price
----------------------- --------------------- ------------------ ---------------- ------ ---------------- ---------------
Up to $10                            796,441                2.1           $ 6.97                 796,441          $ 6.97
$10 - $20                          1,512,075                5.5            14.64                 972,050           13.64
Over $20                           1,990,400                6.9            24.00                 555,900           24.04
----------------------- --------------------- ------------------ ---------------- ------ ---------------- ---------------
                                   4,298,916                5.5           $17.55               2,324,391          $13.84
======================= ===================== ================== ================ ====== ================ ===============

     Weighted average shares used in the computation of basic and diluted net earnings per common share for 2001, 2000, and 1999 are as follows:


--------------------------------------------------------------- ----------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                              2001                2000               1999
                                                                ------------------- ------------------- ------------------
Weighted average shares used for
 basic net earnings per common share                                    50,356,763          49,531,931         50,967,973
Effect of dilutive securities:
 Stock options                                                             968,227             910,805          1,366,611
--------------------------------------------------------------- ------------------- ------------------- ------------------
Weighted average shares used for
 diluted net earnings per common share                                  51,324,990          50,442,736         52,334,584
=============================================================== =================== =================== ==================

     Excluded from the computation of diluted net earnings per common share were options to purchase 79,000 and 1,163,700 shares at an average price of $30.84, and $23.81 per share during 2001 and 2000, respectively. These options have been excluded from the diluted earnings per share calculation since their impact is anti-dilutive.

9.   Income Taxes

          Income tax expense was comprised of the following:


-------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                   --------------------------------------------------------------------------------------
                                                         2001                         2000                         1999
---------------------------------- ---------------------------- ---------------------------- ----------------------------
Current:
 Federal                                              $34,672                      $55,191                      $62,108
 State and local                                          562                        5,171                        8,136
---------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                       35,234                       60,362                       70,244
Deferred                                               (5,570)                      (2,788)                      (5,390)
---------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                      $29,664                      $57,574                      $64,854
================================== ============================ ============================ ============================

     The  following  table  reconciles  the  differences   between  the  federal
corporate statutory rate and the Company's effective income tax rate:

==========================================================================================================================
                                                                                   Year Ended December 31,
                                                                     -----------------------------------------------------
                                                                               2001               2000              1999
-------------------------------------------------------------------- ----------------- ----------------- -----------------

Federal corporate statutory rate                                               35.0%              35.0%             35.0%
State and local income taxes, net of
  federal tax benefit                                                           0.4                1.7               2.5
Nondeductible amortization of intangible assets                                 2.9                1.5               1.5
Dividend exclusion                                                               -                (1.1)               -
Adjustments to income tax reserves                                             (4.3)                -                0.3
Other                                                                          (0.2)              (2.4)             (2.6)
-------------------------------------------------------------------- ----------------- ----------------- -----------------
Effective income tax rate                                                      33.8%              34.7%             36.7%
==================================================================== ================= ================= =================

     The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

------------------------------------------------------------------------ ------------------------ -----------------------
                                                                                    December 31,            December 31,
                                                                                           2001                    2000
------------------------------------------------------------------------ ------------------------ -----------------------
Deferred tax assets attributable to:
 Expense accruals                                                                      $ 16,579                $ 15,293
 Valuation reserves                                                                      16,858                  11,811
 Asset impairment charges                                                                 6,193                     -
 Employee pension and other benefit plans                                                 1,375                   3,605
 Fair market value adjustments -
  account receivable                                                                      1,453                     -
 Inventory costs capitalized                                                                201                   1,560
 Other                                                                                    2,366                   2,805
------------------------------------------------------------------------ ------------------------ -----------------------
  Total deferred tax assets                                                              45,025                  35,074
------------------------------------------------------------------------ ------------------------ -----------------------
Deferred tax liabilities attributable to:
 Fair value adjustments                                                                 (73,109)                (68,744)
 Depreciation                                                                            (7,828)                 (8,099)
 Fair market value adjustments -
  accounts receivable                                                                       -                    (2,530)
 Other                                                                                   (6,960)                 (9,679)
------------------------------------------------------------------------ ------------------------ -----------------------
  Total deferred tax liabilities                                                        (87,897)                (89,052)
------------------------------------------------------------------------ ------------------------ -----------------------
  Net deferred tax liabilities                                                         $(42,872)               $(53,978)
======================================================================== ======================== =======================

10.  Employee Benefits

     The  Company   sponsors  or  contributes   to  retirement   plans  covering
substantially all employees. The total cost of all plans for 2001, 2000, and 1999 was $1,425, $2,090, and $5,649, respectively.

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

------------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,           December 31,
                                                                                                 2001                   2000
--------------------------------------------------------------------------------- --------------------- ----------------------
Change in projected benefit obligation:
 Projected benefit obligation - beginning of year                                            $323,511               $313,756
 Service cost                                                                                   9,372                  8,665
 Interest cost                                                                                 23,315                 22,522
 Actuarial gain                                                                                (4,759)                (3,298)
 Benefits paid                                                                                (19,258)               (18,134)
--------------------------------------------------------------------------------- --------------------- ----------------------
   Projected benefit obligation - end of year                                                $332,181               $323,511
--------------------------------------------------------------------------------- --------------------- ----------------------
Change in plan assets:
 Fair value of plan assets - beginning of year                                               $354,356               $361,890
 Actual return on plan assets                                                                 (16,284)                 9,402
 Employer contributions                                                                         1,319                  1,198
 Benefits paid                                                                                (19,258)               (18,134)
--------------------------------------------------------------------------------- --------------------- ----------------------
   Fair value of plan assets - end of year                                                   $320,133               $354,356
--------------------------------------------------------------------------------- --------------------- ----------------------

 Funded status                                                                               $(12,048)              $ 30,845
 Unrecognized net (gain) loss                                                                  20,177                (26,807)
 Unrecognized prior service cost                                                                  824                  1,336
--------------------------------------------------------------------------------- --------------------- ----------------------
   Prepaid pension cost                                                                      $  8,953               $  5,374
================================================================================= ===================== ======================

         Net periodic pension cost for 2001, 2000, and 1999 included the following components:

----------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                            ------------------------------------------------
                                                                                      2001            2000            1999
--------------------------------------------------------------------------- ---------------- --------------- ---------------
Service cost-benefits earned during the period                                    $  9,372        $  8,665         $ 8,379
Interest cost on the projected benefit obligation                                   23,315          22,522          21,905
Expected return on plan assets                                                     (32,655)        (31,840)        (29,193)
Net amortization and deferral                                                       (2,291)         (2,914)         (1,230)
--------------------------------------------------------------------------- ---------------- --------------- ---------------
Net periodic pension (income) expense                                             $ (2,259)       $ (3,567)        $  (139)
=========================================================================== ================ =============== ===============


     Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service.

     The expected long-term rate of return on plan assets was 9.0% in all years presented. Measurement of the projected benefit obligation was based upon a weighted average discount rate of 7.25% and a long-term rate of compensation increase of 4.5% for all years presented.

Other Retirement Plans and Benefits

     In addition to defined benefit plans, the Company makes contributions to defined contribution plans and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

11.  Extraordinary Item - Early Extinguishment of Debt

     In conjunction with the June 7, 2000, refinancing of an existing secured credit agreement, the Company charged to results of operations $2,522, net of income tax benefit of $1,520, representing the deferred financing fees and expenses pertaining to the refinanced facility. The charge was recorded as an extraordinary item.

12.  Commitments and Contingent Liabilities

     Certain of the Company's real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $18,900, $18,514, and $17,417 for 2001, 2000, and 1999, respectively. Annual minimum payments under operating leases (including the companies acquired on December 28, 2001) are $19,538, $16,525, $13,609, $8,848, and $6,487 for 2002 through
2006, respectively. Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $1,250 at December 31, 2001, aggregate $94,220.

     The Company has provided guarantees related to store leases for certain independent dealers opening Thomasville Home Furnishings Stores. The total future lease payments guaranteed at December 31, 2001 were $54,329. The Company believes the risk of significant loss from these lease guarantees is remote.

     The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

13.  Other Income, Net

     Other income, net for 2001 totaled $10,599 compared to $9,772 for 2000. For 2001, other income consisted of interest on short-term investments of $844, other miscellaneous income and expense items totaling $1,755 and non-operating income of $8,000. The non-operating income results from the sale of the Company's investment in a company which leases exhibition space to furniture and accessory manufacturers, partially offset by additions to reserves related to certain discontinued operations.

     For 2000, other income consisted of interest on short-term investments of $538, a cash dividend (nonrecurring) of $7,642 received by the Company relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers, and other miscellaneous income and expense items totaling $1,592.

     Other income for 1999 consisted of interest on short-term investments of $388 and other miscellaneous income and expense items totaling $2,196.

14.  Quarterly Financial Information (Unaudited)

         Following is a summary of unaudited quarterly information:


--------------------------------------------------------------------------------------------------------------------------
                                                                Fourth           Third           Second             First
                                                               Quarter         Quarter          Quarter           Quarter
==========================================================================================================================
Year ended December 31, 2001:
  Net sales                                                   $476,801        $448,682         $459,648          $506,182
  Gross profit                                                 114,417         112,321          114,725           125,331
  Net earnings                                                $ 22,831        $ 13,871         $  1,647          $ 19,681

  Net earnings per common share:
    Basic                                                     $   0.45        $   0.27         $   0.03          $   0.39
    Diluted                                                   $   0.44        $   0.27         $   0.03          $   0.39

  Common stock price range:
    High                                                      $  32.41          $29.17         $  28.00          $  26.76
    Low                                                       $  18.91          $18.25         $  22.55          $  20.44
==========================================================================================================================
Year ended December 31, 2000:
  Net sales                                                  $519,467         $499,746         $533,079          $563,947
  Gross profit                                                130,066          126,812          141,547           148,434
  Net earnings:
    Earnings before extraordinary item                         24,307           23,373           30,143            30,600
    Extraordinary item                                            -                -             (2,522)              -
    Total                                                    $ 24,307         $ 23,373         $ 27,621          $ 30,600

  Net earnings per common share - basic:
    Earnings before extraordinary item
    Extraordinary item                                       $   0.49         $   0.47         $   0.61          $   0.62
    Total                                                         -                -              (0.05)              -
                                                             $   0.49         $   0.47         $   0.56          $   0.62
  Net earnings per common share - diluted:
    Earnings before extraordinary item
    Extraordinary item
    Total                                                    $   0.48         $   0.46         $   0.60          $   0.61
                                                                  -                -              (0.05)              -
  Common stock price range:                                  $   0.48         $   0.46         $   0.55          $   0.61
    High
    Low
                                                             $  21.69         $  18.56         $  21.69          $  19.69
                                                             $  14.94         $  14.06         $  14.25          $  14.56
--------------------------------------------------------------------------------------------------------------------------


     The Company has not paid cash dividends on its common stock during the three years ended December 31, 2001. The closing market price of the Company's common stock on December 31, 2001 was $32.02 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The sections entitled "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 25, 2002 are incorporated herein by reference.


Executive Officers of the Registrant


                                                                                                Current        Appointed
       Name                        Age    Position                                            Positions        or Elected
       ----                        ---    --------                                            ---------        ----------
       *Wilbert G. Holliman        64     President of the Subsidiary -                                              1989
                                           Action Industries, Inc.
                                           Chief Executive Officer of
                                           the Subsidiary - Action
                                           Industries, Inc.                                                          1994
                                          Director                                                   X               1996
                                          President                                                  X               1996
                                          Chief Executive Officer                                    X               1996
                                          Chair of the Board                                         X               1998

       John T. Foy                 54     President and Chief Executive
                                           Officer of the Operating Company -
                                           Lane Furniture Industries, Inc.                           X               1996

       Christian J. Pfaff          53     President and Chief Executive
                                           Officer of the Operating Company-
                                           Thomasville Furniture Industries,
                                           Inc.                                                      X               1997

       Dennis R. Burgette          54     President and Chief Executive
                                           Officer of the Operating Company -
                                           Broyhill Furniture Industries, Inc.                       X               2000

       Daniel M. Grow              55     President and Chief Executive
                                           Officer of the Operating Company-
                                           Drexel Heritage Furniture Industries, Inc.                X               1992


       Seamus Bateson              50     President and Chief Executive Officer
                                           of the Operating Company -
                                           Maitland-Smith Furniture Industries, Inc.                 X               1999


       Michael K. Dugan            61     President and Chief Executive Officer
                                           of the Operating Company -
                                           Henredon Furniture Industries, Inc.                       X               1987

       Lynn Chipperfield           50     General Counsel                                                            1993
                                          Vice-President                                                             1996
                                          Secretary                                                  X               1996
                                          Senior Vice President                                      X               2000
                                          Chief Administrative Officer                               X               2000

       David P. Howard             51     Controller                                                                 1990
                                          Vice-President                                             X               1991
                                          Chief Financial Officer                                    X               1994
                                          Treasurer                                                  X               1996

       Steven W. Alstadt           47     Controller                                                 X               1994
                                          Chief Accounting Officer                                   X               1994


-----------------------
*Member of the Executive Committee

There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year and until their successors are elected and qualified.

Each of the executive officers has held the same position or other positions with the same employer during the past five years, except Seamus Bateson who became President and Chief Executive Officer of Maitland-Smith in 1999 and prior thereto was President of Rubbermaid Asia Pacific (a manufacturer and marketer of consumer products).

Item 11.  Executive Compensation

     The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 25, 2002 are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 25, 2002, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed as part of this report:

     1.   Financial Statements:

          Consolidated balance sheets, December 31, 2001 and 2000

          Consolidated statements of operations for each of the years in the three-year period ended December 31, 2001

          Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2001

          Consolidated statements of shareholders' equity for each of the years in the three-year period ended December 31, 2001

          Notes to consolidated financial statements

          Independent Auditors' Report

     2.   Financial Statement Schedules:

          Valuation and qualifying accounts (Schedule II).

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

     3.   Exhibits:

     3(a) Restated  Certificate  of  Incorporation  of the Company,  as amended.
          (Incorporated by reference to Exhibit 3 (a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

     3(b) By-Laws  of  the   Company   revised  and  amended  to  May  6,  1998.
          (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

     3(c) Rights Agreement,  dated as of July 30, 1998,  between the Company and
          Bank of New York,  as Rights  Agent.  (Incorporated  by  reference  to
          Exhibit 4 (b) to Furniture Brands International, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1998.)

     3(d) Certificate of Designations, Preferences and Rights of Series A Junior
          Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1998.)

     4(a) Credit  Agreement,  dated  as of  June 7,  2000,  among  the  Company,
          Broyhill Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., Various Lenders, First Union National Bank, as Documentation Agent, Bank of America, N.A., as
          Syndication Agent and Deutsche Bank AG, New York Branch, as Administrative Agent. (Incorporated by reference to Exhibit 4 (a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

     4(b) Registration  Rights  Agreement,  made and entered into as of December
          28, 2001, by and among the Company, Henredon Furniture Industries, Inc., Drexel Heritage Furnishings, Inc., Maitland-Smith, Inc., Maitland-Smith Pacific, LTD and Lifestyle Furnishings International Ltd. (Incorporated by reference to Exhibit 4 to Furniture Brands International, Inc.'s Report on Form 8-K, dated January 11, 2002, as amended on March 14, 2002.)

          No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities & Exchange Commission upon request.

     10(a)Furniture Brands International, Inc.'s 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10 (a) to Furniture Brands International, Inc.'s Form 10-Q for the quarter ended March 31, 2000.)

     10(b)Furniture Brands  International,  Inc.'s 2000 Long-Term Incentive Plan
          (Incorporated by reference to Exhibit 10 (b) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

     10(c)Form  of  Indemnification   Agreement  between  the  Company  and  the
          Company's directors.

     10(d)Written  description  of bonus plan for  management  personnel of Lane
          Furniture  Industries,  Inc.  (Incorporated by reference to Exhibit 10
          (e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

     10(e)Retirement Plan for directors.  (Incorporated  by reference to Exhibit
          10 (g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

     10(f)First Amendment to Retirement Plan for Directors. (Incorporated by reference to Exhibit 10 (e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.)

     10(g)Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001.

     10(h)Broyhill Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002.

     10(i)Thomasville Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002.

     10(j)Henredon Furniture  Industries,  Inc. Executive  Incentive Plan, dated
          January 24, 2002.

     10(k)Drexel Heritage Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002.

     10(l)Maitland-Smith Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002.

     10(m)Employment  Agreement,  dated as of April  29,  1997,  between  Action
          Industries,  Inc.  and John T.  Foy.  (Incorporated  by  reference  to
          Exhibit 10 (d) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

     10(n)Employment Agreement, dated as of January 1, 2000, between the Company and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10 (j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.)

     10(o)Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10 (c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10(p)Employment Agreement, dated as of August 1, 1996, between the Company and David P. Howard. (Incorporated by reference to Exhibit 10 (d) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

     10(q)Employment Agreement, dated as of January 29, 1998, between the Company and Christian J. Pfaff. (Incorporated by reference to Exhibit 10 (o) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

     10(r)Employment Agreement, dated as of January 1, 2000, between the Company and Dennis R. Burgette. (Incorporated by reference to Exhibit 10 (p) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.)

     10(s)Form of  Agreement  Not To Compete  between the Company and Wilbert G.
          Holliman,  Dennis R. Burgette,  John T. Foy, Christian J. Pfaff, David
          P. Howard, Lynn Chipperfield and Steven W. Alstadt. (Incorporated by reference to Exhibit 10 (r) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.)

     21   List of Subsidiaries of the Company

     23   Consent of KPMG LLP


(b)  Reports on Form 8-K.

     A Form 8-K was filed on October 30, 2001 announcing third quarter and nine month operating results and projections for the fourth quarter and full year 2001 earnings per share. A Form 8-K was filed on December 7, 2001 announcing the signing of an agreement of the purchase by the Company of substantially all of the assets of Henredon Furniture Industries, Inc., Drexel Heritage Furnishings, Inc. and Maitland-Smith, Inc. and the reaffirmation of earlier projections for the fourth quarter and full year 2001. A Form 8-K was filed on January 11, 2002, as amended on March 14, 2002, announcing the acquisition of substantially all the assets of Henredon Furniture Industries, Inc., Drexel Heritage Furnishings, Inc. and Maitland-Smith, Inc. A Form 8-K was filed on January 30, 2002 announcing fourth quarter and full year operating results and projections for the first quarter and full year 2002. A Form 8-K was filed on March 4, 2002 revising projections for the first quarter and full year 2002.


     SHAREHOLDERS REQUESTING COPIES OF EXHIBITS TO FORM 10-K WILL BE SUPPLIED ANY OR ALL SUCH EXHIBITS AT A CHARGE OF TEN CENTS PER PAGE.




                                FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

                                Index to consolidated Financial Statements and Schedules




                                                                                                         Page No.
   Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 21, 2001 and 2000                                           22

     Consolidated Statements of Operations for Each of the years in the three-year period                   23
         ended December 31, 2001

     Consolidated Statements of Cash Flows for each of the years in the three-year period                   24
        ended December 31, 2001

     Consolidated Statements of Shareholders' Equity for each of the years in the three-                    25
        year period ended December 31, 2001

     Notes to Consolidated Financial Statements                                                             26

     Financial Statement Schedule                                                                           40

     Independent Auditors' Report                                                                           46

   Consolidated Financial Statement Schedules:
                                                                           Schedule
                                                                           --------
     Valuation and qualifying accounts                                         I                             45







                                                                                                          Schedule II



                               FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
                                             Valuation and Qualifying Accounts


                                                                                  Dollars in Thousands
                                               -----------------------------------------------------------------------------------
                                                                                   Additions
                                                Balance at                         Charged to       Deductions       Balance at
                                                 Beginning         Acquired        Costs and           from             End of
Description                                      of Period         Companies        Expenses         Reserves           Period
                                               --------------    --------------  ---------------  ---------------   --------------

Year Ended December 31, 2001
----------------------------
  Allowances deducted from receivables on balance
  sheet:
    Allowance for doubtful accounts                 $17,906            $2,084          $15,417       $(22,843)(a)        $12,564
    Allowance for cash discounts/
      chargebacks/other                               5,169             2,416            1,263         (2,571)(b)          6,277
                                               --------------    -------------- ---------------   ---------------    -------------
                                                    $23,075            $4,500          $16,680       $ 25,414            $18,841
                                               ==============    ============== ===============   ===============   ==============


Year Ended December 31, 2000
----------------------------
Allowances deducted from receivables on balance
  sheet:
    Allowance for doubtful accounts                 $15,960         $     -            $12,002       $(10,056)(a)        $17,906
    Allowance for cash discounts/
      chargebacks/other                               3,097               -              3,470         (1,398)(b)          5,169
                                              --------------    --------------  ---------------    ---------------   --------------
                                                    $19,057         $     -            $15,472          $(11,454)        $23,075
                                              ==============    ==============  ===============    ===============   ==============


Year Ended December 31, 1999
----------------------------
Allowances deducted form receivables on balance
  sheet:
    Allowance for doubtful accounts                 $15,293         $     -           $ 2,362         $ (1,695)(a)        $15,960
    Allowance for cash discounts/                                         -
      chargebacks/other                               3,040         $     -             1,364           (1,307)(b)          3,097
                                               --------------    ------------   ---------------     --------------   --------------
                                                    $18,333         $     -            $ 3,726        $ (3,002)           $19,057
                                               ==============    ============   ===============     ===============  ==============



  (a)  Uncollectible accounts written off, net of recoveries.
  (b)  Cash discounts taken by customers and claims allowed to customers.

    See accompanying independent auditors' report.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Furniture Brands International, Inc.:



     We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


St. Louis, Missouri
January 24, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Furniture Brands International, Inc.
                                          (Registrant)


                           By   /s/  Wilbert G. Holliman
                                ------------------------------
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

Date:   March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2002.


                 Signature                                    Title

                                                         President and Director
/s/  Wilbert G. Holliman                                 (Principal Executive
-------------------------------------------------         Officer)


/s/  Katherine Button Bell                               Director
-------------------------------------------------

/s/  Bruce A. Karsh                                      Director
-------------------------------------------------

/s/  Donald E. Lasater                                   Director
-------------------------------------------------

/s/  Lee M. Liberman                                     Director
-------------------------------------------------

/s/  Richard B. Loynd                                    Director
-------------------------------------------------

/s/  Malcolm Portera                                     Director
-------------------------------------------------

/s/  Albert E. Suter                                     Director
-------------------------------------------------

             Signature                                    Title


                                                  Vice-President and Treasurer
/s/  David P. Howard                              (Principal Financial Officer)
------------------------------------------------

                                                  Controller
/s/  Steven W. Alstadt                            (Principal Accounting Officer)
------------------------------------------------

                                                                 Exhibit 10(c)


                            INDEMNIFICATION AGREEMENT

     This Indemnification Agreement, dated as of January 24, 2002, is made by and between Furniture Brands International, Inc., a Delaware corporation (the "Company") and __________________ (the "Indemnitee"), an "agent" (as hereinafter defined) of the Company.


                                 R E C I T A L S

     A. The Company recognizes that competent and experienced persons are reluctant to serve as directors or officers of corporations unless they are protected by comprehensive liability insurance or indemnification, or both, due to increased exposure to litigation costs and risks resulting from their service to such corporations, and due to the fact that the exposure frequently bears no reasonable relationship to the compensation of such directors and officers;

     B. The statutes and judicial decisions regarding the duties of directors and officers are often difficult to apply, ambiguous, or conflicting, and therefore fail to provide such directors and officers with adequate, reliable knowledge of legal risks to which they are exposed or information regarding the proper course of action to take;

     C. The Company and the Indemnitee recognize that plaintiffs often seek damages in such large amounts and the costs of litigation may be so enormous (whether or not the case is meritorious), that the defense and/or settlement of such litigation is often beyond the personal resources of directors and officers;

     D. The Company believes that it is unfair for its directors and officers to assume the risk of huge judgments and other expenses which may occur in cases in which the director or officer received no personal profit and in cases where the director or officer was not culpable;

     E. The Company, after reasonable investigation, has determined that the liability insurance coverage presently available to the Company may be inadequate to cover all possible exposure for which the Indemnitee should be protected. The Company believes that the interests of the Company and its shareholders would best be served by a combination of such insurance and the indemnification by the Company of the directors and officers of the Company;

     F. Section 145 of the General Corporation Law of Delaware ("Section 145"), under which the Company is organized, empowers the Company to indemnify its officers, directors, employees and agents by agreement and expressly provides that the indemnification provided by Section 145 is not exclusive;

     G. The Board of Directors has determined that contractual indemnification as set forth herein is not only reasonable and prudent but necessary to promote the best interests of the Company and its shareholders;

     H. The Company desires and has requested the Indemnitee to serve or continue to serve as a director or officer of the Company free from undue concern for claims for damages arising out of or related to such services to the Company; and

     I. The Indemnitee is willing to serve, or to continue to serve, the Company, only on the condition that he is furnished the indemnity provided for herein.

                                A G R E E M E N T

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, the parties hereto, intending to be legally bound, hereby agree as follows:

     1.   Definitions

     (a) Agent. For purposes of this Agreement, "agent' of the Company means any person who is or was a director, officer, employee or other agent of the Company, a subsidiary of the Company or the INTERCO Charitable Trust or was a director, officer, employee or agent of a foreign or domestic corporation which was a predecessor corporation of the Company or a subsidiary of the Company.

     (b) Expenses. For purposes of this Agreement, "expenses" includes all direct and indirect costs of any type or nature whatsoever (including, without limitation, all attorneys' fees and related disbursements, other out-of-pocket costs and reasonable compensation for time spent by the Indemnitee for which he or she is not otherwise compensated by the Company or any third party, provided that the rate of compensation and estimated time involved is approved by the Board of Directors, which approval shall not be unreasonably withheld), actually and reasonably incurred by the Indemnitee in connection with either the investigation, defense or appeal of a proceeding or establishing or enforcing a right to indemnification under this Agreement, Section 145 or otherwise.

     (c) Proceedings. For the purpose of this Agreement, "proceeding" means any threatened, pending, or completed claim, action, suit or other proceeding, whether civil, criminal, administrative, investigative or any other type whatsoever.

     (d) Subsidiary. For purposes of this Agreement, "subsidiary" means any corporation (or other entity or enterprise) of which more than 50% of the outstanding voting securities (or comparable interests) are owned directly or indirectly by the Company, by the Company and one or more other subsidiaries, or by one or more other subsidiaries.

     (e) Miscellaneous. For purposes of this Agreement, any person who acts in good faith and in a manner he or she reasonably believes to be in the best interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this Agreement.

     2. Agreement to Serve. The Indemnitee agrees to serve and/or continue to serve as an agent of the Company, at its will (or under separate agreement, if such agreement now or hereafter exists), in the capacity Indemnitee currently serves (or in such other positions which he or she agrees to assume) as an agent of the Company, so long as he or she is duly appointed or elected and qualified in accordance with the applicable provisions of the Bylaws of the Company, any subsidiary of the Company, or until such time as he or she tenders his or her resignation in writing, provided, however, that nothing contained in this Agreement is intended to create any right to continued employment by Indemnitee in any capacity.

     3. Indemnity in Third Party Proceedings. The Company shall indemnify the Indemnitee if the Indemnitee is a party to or threatened to be made a party to or otherwise involved in any proceeding (other than a proceeding by or in the name of the Company to procure judgment in its favor) by reason of the fact that the Indemnitee is or was an agent of the Company, or by reason of any act or inaction by him or her in any such capacity, against any and all expenses and liabilities of any type whatsoever (including, but not limited to, judgments, settlements, fines and penalties), actually and reasonably incurred by him or her in connection with the investigation, defense, settlement or appeal of such proceeding, but only if the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any proceeding by judgment, order of court, settlement, conviction or on plea of nolo contendere, or its equivalent, shall not, of itself, create a presumption that Indemnitee did not act in good faith in a manner which he reasonably believed to be in the best interests of the Company, and with respect to any criminal proceedings, that such person had reasonable cause to believe that his or her conduct was unlawful.

     4. Indemnity in Derivative Action. The Company shall indemnify the Indemnitee if the Indemnitee is a party to or threatened to be made a party to or otherwise involved in any proceeding by or in the name of the Company to procure a judgment in its favor by reason of the fact that the Indemnitee is or was an agent of the Company, or by reason of any act or inaction by him or her in any such capacity, against all expenses actually and reasonably incurred by the Indemnitee in connection with the investigation, defense, settlement, or appeal of such proceeding, but only if the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, except that no indemnification under this subsection shall be made in respect of any claim, issue or matter as to which the Indemnitee shall have been finally adjudged to be liable to the Company by a court of competent jurisdiction due to willful misconduct of a culpable nature in the performance of his or her duty to the Company, unless and only to the extent that any court in which such proceeding was brought or another court of competent jurisdiction shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as such court shall deem proper.

     5. Indemnification of Expenses of Successful Party. Notwithstanding any other provisions of this Agreement, to the extent that the Indemnitee has been successful on the merits or otherwise in defense of any proceeding or in defense of any claim, issue or matter therein, including the dismissal of an action without prejudice, the Company shall indemnify the Indemnitee against all expenses actually and reasonably incurred in connection with the investigation, defense or appeal of such proceeding.

     6. Partial Indemnification. If the Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of any expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines or penalties), but is not entitled, however, to indemnification for the total amount thereof, the Company shall nevertheless indemnify the Indemnitee for the portion thereof to which the Indemnitee is entitled.

     7. Advancement of Expenses. Subject to sections 8(a) and 11(a) below, the Company shall advance all expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any proceeding to which the Indemnitee is a party or is threatened to be made a party by reason of the fact that the Indemnitee is or was an agent of the Company. Indemnitee hereby undertakes to repay such amounts advanced only if, and to the extent that, it shall ultimately be finally determined that the Indemnitee is not entitled to be indemnified by the Company as authorized by this Agreement or otherwise. The advances to be made hereunder shall be paid by the Company to or on behalf of the Indemnitee promptly and in any event within thirty (30) days following delivery of a written request therefor by the Indemnitee to the Company.

     8. Notice and Other Indemnification Procedures.

     (a) Promptly after receipt by the Indemnitee of notice of the commencement of or the threat of commencement of any proceeding, the Indemnitee shall, if the Indemnitee believes that indemnification with respect thereto may be sought from the Company under this Agreement, notify the Company of the commencement or threat of commencement thereof, provided the failure to provide such notification shall not diminish Indemnitee's indemnification hereunder, except to the extent that the Company can demonstrate that it was actually prejudiced as a result thereof.

     (b) Any indemnification requested by the Indemnitee under Section 3 and/or 4 hereof shall be made no later than forty-five (45) days after receipt of the written request of Indemnitee unless a determination is made within said forty-five (45) day period (i) by the Board of Directors of the Company by a majority vote of a quorum thereof consisting of directors who are not parties to such proceedings, or (ii) in the event such quorum is not obtainable, at the election of the Company, either by independent legal counsel in a written opinion or by a panel of arbitrators, one of whom is selected by the Company, another of whom is selected by the Indemnitee and the last of whom is selected by the first two arbitrators so selected, that the Indemnitee has not met the relevant standard for indemnification set forth in Section 3 and 4 hereof.

     (c) Notwithstanding a determination under Section 8(b) above that the Indemnitee is not entitled to indemnification with respect to any specific proceeding, the Indemnitee shall have the right to apply to any court of competent jurisdiction for the purpose of enforcing the Indemnitee's right to indemnification pursuant to this Agreement. The burden of proving that the indemnification or advances are not appropriate shall be on the Company. Neither the failure of the Company (including its Board of Directors or independent legal counsel or the panel of arbitrators) to have made a determination prior to the commencement of such action that indemnification or advances are proper in the circumstances because the Indemnitee has met the applicable standard of conduct, nor an actual determination by the Company (including its Board of Directors or independent legal counsel or the panel or arbitrators) that the Indemnitee has not met such applicable standard of conduct, shall be a defense to the action or create any presumption that the Indemnitee has not met the applicable standard of conduct.

     (d) The Company shall indemnify the Indemnitee against all expenses incurred in connection with any hearing or proceeding under this Section 8 unless a court of competent jurisdiction finds that each of the claims and/or defenses of the Indemnitee in any such proceeding was frivolous or in bad faith.

     9. Assumption of Defense. In the event the Company shall be obligated to pay the expenses of any proceeding against or involving the Indemnitee, the Company, if appropriate, shall be entitled to assume the defense of such proceeding, with counsel reasonably acceptable to the Indemnitee, upon the delivery to the Indemnitee of written notice of its election to do so. After delivery of such notice, approval of such counsel by the Indemnitee and the retention of such counsel by the Company, the Company will not be liable to the Indemnitee under this Agreement for any fees of counsel subsequently incurred by the Indemnitee with respect to the same proceeding, provided that (i) the Indemnitee shall have the right to employ his or her counsel in such proceeding at the Indemnitee's expense; and (ii) if (a) the employment of counsel by the Indemnitee has been previously authorized in writing by the Company, (b) the Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and the Indemnitee in the conduct of such defense, or (c) the Company shall not, in fact, have employed counsel to assume the defense of such proceeding, the fees and expenses of the Indemnitee's counsel shall be at the expense of the Company.

     10. Insurance. The Company may, but is not obligated to, obtain directors' and officers' liability insurance ("D&O Insurance") as may be or become available in reasonable amounts from established and reputable insurers with respect to which the Indemnitee is named as an insured. Notwithstanding any other provision of the Agreement, the Company shall not be obligated to indemnify the Indemnitee for expenses, judgments, fines or penalties, which have been paid directly to or on behalf of the Indemnitee by D&O Insurance. If the Company has D&O Insurance in effect at the time the Company receives from the Indemnitee any notice of the commencement of a proceeding, the Company shall give prompt notice of the commencement of such proceeding to the insurer in accordance with the procedures set forth in the policy. The Company shall thereafter take all necessary or desirable action to cause such insurers to pay, to or on behalf of the Indemnitee, all amounts payable as a result of such proceeding in accordance with the terms of such policy.

     11. Exceptions. Any other provision herein to the contrary notwithstanding, the Company shall not be obligated pursuant to the terms of this Agreement:

     (a) Claims Initiated by Indemnitee. To indemnify or advance expenses to the Indemnitee with respect to proceedings or claims initiated or brought voluntarily by the Indemnitee and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or otherwise as required under
Section 145, but such indemnification or advancement of expenses may be provided by the Company in specific cases if the Board of Directors finds it to be appropriate; or

     (b) Action for Indemnification. To indemnify the Indemnitee for any expenses incurred by the Indemnitee with respect to any proceeding instituted by the Indemnitee to enforce or interpret this Agreement, if a court of competent jurisdiction determines that each of the material assertions made by the Indemnitee in such proceeding was not made in good faith or was frivolous; or

     (c) Unauthorized Settlements. To indemnify the Indemnitee under this Agreement for any amounts paid in settlement of a proceeding effected without the Company's written consent; or

     (d) Non-compete and Non-disclosure. To indemnify the Indemnitee in connection with proceedings or claims involving the enforcement of non-compete and/or non-disclosure agreements or the non-compete and/or non-disclosure provisions of employment, consulting or similar agreements the Indemnitee may be a party to with the Company or any subsidiary of the Company; or

     (e) Certain Matters. To indemnify the Indemnitee on account of any proceeding with respect to (i) remuneration paid to Indemnitee if it is determined by final judgment or other final adjudication that such remuneration was in violation of law, (ii) which final judgment is rendered against the Indemnitee for an accounting of profits made by the purchase or sale by Indemnitee of securities of the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, or similar provisions of any federal, state or local statute, or (iii) which it is determined by final judgment or other final adjudication that the Indemnitee's conduct was knowingly fraudulent or dishonest.

     12. Nonexclusivity. The provisions for indemnification and advancement of expenses set forth in this Agreement shall not be deemed exclusive of any other rights which the Indemnitee may have under any provision of law, the Company's Certificate of Incorporation or Bylaws, in any court in which a proceeding is brought, the vote of the Company's sharehholders or disinterested directors, other agreements or otherwise, both as to action in his or her official capacity and to action in another capacity while occupying his or her position as an agent of the Company, and the Indemnitee's rights hereunder shall continue after the Indemnitee has ceased acting as an agent of the Company and shall inure to the benefit of the heirs, executors and administrators of the Indemnitee.

     13.  Settlement.  The Company shall not settle any  proceeding  without the
Indemnitee's   written   consent.   Neither  the  Company  nor  Indemnitee  will
unreasonably withhold consent to any proposed settlement.

     14. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all papers required and shall do everything that may reasonably be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights. The Company shall pay or reimburse all expenses incurred by Indemnitee in connection with such subrogation.

     15. Interpretation of Agreement. It is understood that the parties hereto intend this Agreement to be interpreted and enforced so as to provide indemnification to the Indemnitee to the fullest extent now or hereafter permitted by law.

     16. Severability. If any provision or provisions of this Agreement shall be held to be invalid, illegal or unenforceable for any reason whatsoever, (i) the validity, legality and enforceability of the remaining provisions of the Agreement (including without limitation, all portions of any paragraphs of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby, and (ii) to the fullest extent possible, the provisions of this Agreement (including, without limitation, all portions of any paragraph of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby, and (iii) to the fullest extent possible, the provisions of this Agreement (including, without limitation, all portions of any paragraph of this Agreement containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable and to give effect to Section 15 hereof.

     17. Modification and Waiver. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions to this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

     18. Successor and Assigns. The terms of this Agreement shall bind, and shall inure to the benefit of, the successor and assigns of the parties hereto.

     19. Notice. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed duly given (i) if delivered by hand and receipted for by the party addressee, (ii) if mailed by certified or registered mail with postage prepaid, on the third business day after the mailing date, or (iii) if transmitted electronically by a means by which receipt thereof can be demonstrated. Addresses for notice to either party are set out on the signature page hereof and may be subsequently modified by written notice.

     20.  Supersedes  Prior  Agreement.  This  Agreement  supersedes  any  prior
indemnification   agreement   between   Indemnitee   and  the   Company  or  its
predecessors.

     21. Service of Process and Venue. For purposes of any claims or proceeding to enforce this agreement, the Company consents to the jurisdiction and venue of any federal or state court of competent jurisdiction in the states of Delaware and Missouri, and waives and agrees not to raise any defense that any such court is an inconvenient forum or any similar claim.

     22. Governing Law. This Agreement shall be governed exclusively by and construed according to the laws of the State of Delaware, as applied to contracts between Delaware residents entered into and to be performed entirely within Delaware. If a court of competent jurisdiction shall make a final determination that the provisions of the law of any state other than Delaware govern indemnification by the Company of its officers and directors, then the indemnification provided under this Agreement shall in all instances be enforceable to the fullest extent permitted under such law, notwithstanding any provision of this Agreement to the contrary.

     The parties hereto have entered into this Indemnity Agreement effective as of the date first above written.

                                    FURNITURE BRANDS INTERNATIONAL, INC.


                                  By _______________________________________
                                      Name:  W. G. Holliman
                                      Title:  Chairman of the Board



                                      Indemnitee:


                                   By _______________________________________
                                       Name:
                                       Address:

                                                                Exhibit 10(g)









                                FURNITURE BRANDS

                            EXECUTIVE INCENTIVE PLAN


























                                                February 1995
                                                Amended March 1, 1996
                                                Amended September 26, 1996
                                                Amended February 24, 1997
                                                Amended April 29, 1999



                                TABLE OF CONTENTS

INTRODUCTION....................................................................................................  1

OBJECTIVES OF PLAN..............................................................................................  1
         Objectives.............................................................................................  1
         Award Achievement......................................................................................  1

PARTICIPATION...................................................................................................  2
         Eligibility............................................................................................  2
         Participation..........................................................................................  2
         Non-Eligibility........................................................................................  3
         Plan Year..............................................................................................  3

HOW THE PLAN WORKS..............................................................................................  3
         Plan Factors...........................................................................................  3
         Setting Furniture Brands Goals.........................................................................  3
         Notification of Participation..........................................................................  3

MECHANICS OF DETERMINING AWARDS.................................................................................  4
         Definitions of Terms...................................................................................  4
         Mechanics of Determining Awards........................................................................  4

DISCRETIONARY AWARDS PROGRAM....................................................................................  5

CERTIFICATION...................................................................................................  6

PAYMENT OF AWARDS...............................................................................................  6

ADMINISTRATION..................................................................................................  6

MANNER OF EXERCISE OF COMMITTEE AUTHORITY.......................................................................  6

CERTAIN PERFORMANCE BASED AWARDS................................................................................  6

NO CONTRACT OF EMPLOYMENT.......................................................................................  6

ASSIGNMENTS AND TRANSFERS.......................................................................................  6

GOVERNING LAW...................................................................................................  6

AMENDMENT AND TERMINATION OF PLAN AND AWARDS....................................................................  6

EFFECTIVE DATE OF THE PLAN......................................................................................  7


                                FURNITURE BRANDS

                                    CORPORATE

                            EXECUTIVE INCENTIVE PLAN



1.       INTRODUCTION

     This Executive Incentive Plan (the "Plan") has been designed for those management persons at the corporate offices of Furniture Brands International, Inc. ("FBI") who directly and substantially influence achievement of certain corporate goals. The Plan provides monetary awards for the achievement of those goals. In select cases, the Plan provides for additional special discretionary awards.

     FBI believes that the total annual income of key employees should be influenced by their individual and collective effort, and that rewards should directly relate to the achievement of planned, meaningful results. The Plan is in addition to and assumes the existence of a base salary which is competitive, equitable, and subject to periodic performance-related adjustments.

     The overall administration and control of the Plan, including final determination of annual bonus awards to each participant, is the responsibility of the Executive Compensation and Stock Option Committee of the FBI Board of Directors (the "Committee"). The Committee (or a subcommittee thereof which has been designated by the Committee to administer the Plan) shall consist solely of three or more members of the FBI Board of Directors who are "outside directors" as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations thereunder. Members of the Committee are not eligible to participate in the Plan.

2.       OBJECTIVES OF PLAN

     A.   Objectives. The Plan has been created with several objectives in mind:

          (1)  to emphasize achievement of planned strategic objectives;

          (2)  to reinforce the importance of annual growth; and

          (3)  to  motivate  and  challenge  participating   executives  through
               meaningful compensation opportunities.

     B. Award Achievement. To achieve these objectives, the Plan is designed to:

          (1) provide for monetary awards of significant value related directly to measurable FBI results;

          (2) motivate participating individuals to achieve results beyond the routine of position responsibilities; and

          (3) be appropriate for both the level of responsibility and total compensation for the position.

     Total compensation, resulting from the combination of base salary and monetary awards under the Plan, is designed to be competitive with total compensation for similar positions in American industry.

3.   PARTICIPATION

     A. Eligibility. Only management persons whose performance directly and substantially influences the annual results of FBI will be considered for participation in the Plan. Ordinarily the extent of such influence will be reflected in the Bonus Percentage (as herein defined).

     B.   Participation

          (1) At the start of each Plan Year (as herein defined) FBI management will submit a list of proposed participants and Bonus Percentages for review and approval by the Committee. The Committee may in its discretion change the participants and Bonus Percentages, provided, however, that the Committee shall, within the first 90 days of each Plan Year, set forth in writing, a final approved list of participants and Bonus Percentages for such Plan Year. Such final list of participants and Bonus Percentages may not thereafter be modified except as provided in this Plan. With respect to persons who have been determined to be "covered employees" within the meaning of Code Section 162(m)(3) for such Plan Year (a "Covered Employee"), additional participation in the Plan during a Plan Year shall be permitted only in the event of an unusual circumstance, such as a new hire. Executive officers of the Company may be participants in the Plan to the extent approved by the Committee.

          (2) To earn an award, an individual must be designated a participant for the Plan Year and must participate effectively for a minimum of eight full months of the Plan Year.

          (3) A participant who has lost time due to illness, or dies, retires or becomes totally disabled during the Plan Year, will be considered for an award under the Plan provided that his/her influence on goal achievement can be identified and that achievement of results can be measured.

     C.   Non-Eligibility

          (1) Any individual whose employment is terminated at any time during the Plan Year by reason of voluntary or encouraged resignation, or who is discharged, will not receive an award.

          (2) Any individual who has been demoted at any time during the Plan Year to a position not included in the Plan will not receive an award.

     D.   Plan Year. The Plan Year will correspond with the FBI fiscal year.


4.   HOW THE PLAN WORKS

     A. Plan Factors. There are two factors which will be measured in order to determine an award: opportunity and FBI performance.

          (1) Opportunity is the potential impact that a participant may have on the achievement of goals. This is expressed by the Bonus Percentage.

          (2) FBI Performance is the result of achievement. This is measured by the percentage of attainment of FBI's goals.

     B. Setting FBI Goals. At or prior to the beginning of each Plan Year, FBI management will recommend to the Committee for approval, one or more objective measurable performance goals for FBI (the "Goals") for such year, and the weighting to be assigned to each Goal. The Goals will be based upon one or more of the following criteria: sales; earnings; earnings per share; pre-tax earnings; net profits; return on equity; cash flow; debt reduction; asset management; stock price; market share; costs; or selling, general and administrative ("SG&A") expenses. The Goals will be realistic, yet rigorous. They will be attainable, but attainment will require above average performance. The Committee may, in its discretion, approve management's recommendations or change the Goals and/or weightings, provided, however, that the Company shall, within the first 90 days of the year (or, in the case of a new hire added to the Plan during the year, before 25% of such individual's services for the Company for the year has elapsed), set forth in writing the final approved Goals, the Minimum Percentages (as herein defined) for such year and the weighting to be assigned to such Goals.

     C.   Notification  of  Participation.   Each  participant's   target  Bonus
          Percentage will be communicated each Plan Year by delivery of the Participation Form.

5.   MECHANICS OF DETERMINING AWARDS

     A.   Definitions of Terms

          (1) Bonus Percentage. The Bonus Percentage will be expressed as a percentage (not less than 10% and not more than 100%) of the participant's base salary. That percentage will be higher for a position with significantly greater responsibilities, thus recognizing the direct relationship between position responsibility and influence on FBI results. Participants who are promoted during a Plan Year to a position with a higher Bonus Percentage will receive a prorated award based on the percentage of the Plan Year spent in each position.

          (2) Aggregate Target Amount. The Aggregate Target Amount will be expressed as a dollar amount, calculated by multiplying the participant's base annual salary rate, as in effect on March 1 of the Plan Year, which has been established at or before the time of the setting of the Aggregate Target Amount, by the Bonus Percentage. The result will be the total award to which the participant will be entitled if FBI achieves 100% of all Goals for that Plan Year.

          (3) Weighted Target Amounts. For each Goal a Weighted Target Amount will be calculated by multiplying the Aggregate Target Amount by the weighted percentage applicable to the Goal. The result for each Goal will be the portion of the total award to which the participant will be entitled if FBI achieves 100% of that Goal for that Plan Year. The sum of the Weighted Target Amounts will equal the Aggregate Target Amount.

     B.   Mechanics of Determining Awards.

     (1) FBI Performance. FBI's performance against the Goals will be measured by the percentage of achievement of each Goal. FBI's performance with respect to each Goal will be based upon audited results.

     (2) Achievement of Target. The Plan is designed to provide the participant with 100% of his/her Weighted Target Amount with respect to each Goal if FBI achieves 100% satisfaction of that Goal.

     (3) Minimum FBI Performance. Each Plan Year the Committee will establish a minimum percentage (the "Minimum Percentage") with respect to each Goal. Achievement below the Minimum Percentage will result in no award with respect to that Goal.

          Undercertain circumstances, the Committee may establish Goals the achievement of which contemplate reducing rather than increasing an amount, such as a reduced debt level or reduced SG&A expenses. In any such case, the percentage which will be applied to the Weighted Target Amount for such Goal will be inversely proportional to the performance against the Goal. For example, if a Goal is a year-end debt amount and the actual year-end debt is 105% of the Goal, the percentage of Weighted Target Amount to be paid with respect to that Goal would be 95%. In these circumstances, the Minimum Percentage will be expressed in terms of a figure greater than 100%.

     (4) Calculation of Award. The percentage of FBI's achievement of each Goal will be applied to the Weighted Target Amount for that Goal to determine the amount of the award payable with respect to that Goal. Awards will be calculated separately for each Goal, but will be aggregated and paid as one award check.

     (5)  Discretion  to  Increase  Award.   The  Committee   shall,   under  no
          circumstances, increase an award granted under this Section 5 except to the extent permitted under Treasury Regulation Section 1.162-27(e)(2)(iii).

6.   DISCRETIONARY AWARDS PROGRAM.

     (1) To recognize special needs, a discretionary awards program is part of this Plan. Its objective is to recognize the performance of FBI through a more qualitative evaluation, rather than a quantitative evaluation. This could occur, for example, if FBI does not achieve one or more Goals due to business or economic reasons beyond its control but, given these adverse circumstances, nonetheless performed well. Under such circumstances, a special award may be granted at the discretion of the Committee.

     (2) To the extent all or any portion of an award is not immediately deductible as compensation expense by FBI for federal income tax purposes, payment of such award or portion thereof, as the case may be, will be deferred until following termination of employment of the participant or until such earlier date as the Committee shall, in its discretion, determine, either at the time of deferral or thereafter, whereupon such award or any portion thereof, as the case may be, less appropriate withholdings, will be paid by check provided that the same shall then have become immediately deductible as compensation expense by FBI for federal income tax purposes. Simple interest shall be paid annually on the deferred compensation at FBI's effective borrowing rate.

     (3) Nothing contained in this Section 6 shall be deemed to permit or provide for discretionary increases in awards payable to Covered Employees under Section 5 hereof.

     7. CERTIFICATION. Before any payments are made under this Plan, the Committee must certify in writing that the Goals justifying the payment of an award have been met.

     8. PAYMENT OF AWARDS. Except as provided in Section 6 hereof, awards, to the extent immediately deductible as compensation expense by FBI for federal income tax purposes, less appropriate withholdings, will be paid by check as soon as practical after the audited close of a fiscal year.

     9. ADMINISTRATION. Subject to the limitations as herein set forth, the Committee is authorized and empowered to administer the Plan; interpret the Plan; establish, modify and grant waivers of award restrictions; prescribe, amend and rescind rules relating to the Plan; and determine the rights and obligations of participants under the Plan. All decisions of the Committee shall be final and binding upon all parties including the Company, its stockholders, and its participants.

     10. MANNER OF EXERCISE OF COMMITTEE AUTHORITY. The express grant of any specific power to the Committee and the taking of any action by the Committee, shall not be construed, as limiting any power or authority of the Committee. All designations of participation, bonus percentages, goals, minimum percentages, aggregate amounts, and certifications of performance shall be in writing. A writing signed by all members of the Committee shall constitute the act of the Committee without the necessity, in such event, to hold a meeting. The Committee may delegate the authority, subject to such terms as the Committee shall determine, to perform administrative functions (excluding those described in the second sentence of this Section 10) under the Plan.

     11. CERTAIN PERFORMANCE BASED AWARD. Any awards under Section 5 hereof are intended to be "qualified performance-based compensation" within the meaning of
Section 162(m) of the Code and shall be paid solely on account of the attainment of one or more preestablished, objective performance goals within the meaning of
Section 162(m). If any provision of this Plan does not comply with the requirements of Section 162(m) of the Code as then applicable to any employee, such provision shall be construed or deemed amended to the extent necessary to conform to such requirements with respect to such employee.

     12. NO CONTRACT OF EMPLOYMENT. Participation in the Plan shall not be considered an agreement to employ a participant for any period of time or in any position.

     13. ASSIGNMENTS AND TRANSFERS. With the exception of transfer by will or by the laws of descent and distribution, rights under the Plan may not be transferred or assigned.

     14. GOVERNING LAW. The Plan shall be construed, administered and governed in all respects under and by the applicable internal laws of the State of Missouri, without giving effect to the principles of conflicts of law thereof.

     15. AMENDMENT AND TERMINATION OF PLAN AND AWARDS. The Board may amend, alter, suspend, discontinue or terminate the Plan without the consent of stockholders or participants, except as is required by any federal or state law or regulation or the rules of any stock exchange on which the shares of FBI ("Shares") are listed, or if the Board in its discretion determines that obtaining such stockholder approval is for any reason advisable, provided, however, that (i) without the consent of an affected participant, no amendment, alteration, suspension, discontinuation, or termination of the Plan may impair the rights of such participant under any award theretofore granted to such participant, and (ii) the Plan may not be amended without the consent of the stockholders of a majority of the Shares then outstanding to (a) materially modify the requirements as to eligibility for participation in the Plan, (b) change the specified performance objectives for payment of awards under Section 5, (c) increase the maximum award payable under Section 5, (d) withdraw administration of the Plan from the Committee or (e) extend the period during which awards may be granted.

     16. EFFECTIVE DATE OF THE PLAN. The Plan, as amended, shall become effective on January 1, 1997 provided that the Plan is approved by the affirmative vote of the holders of a majority of the Shares present or represented and entitled to vote at the 1997 annual meeting of the stockholders of FBI. The terms of the Plan shall be perpetual; subject to earlier termination by the Board pursuant to Section 15, after which no awards may be made under the Plan, but any such termination shall not affect awards then outstanding or the authority of the Committee to continue to administer the Plan.

                                                                  Exhibit 10(h)










                       BROYHILL FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN
























                                                Adopted January 31, 1995
                                                Amended January 27, 2000
                                                Amended January 24, 2002

                                TABLE OF CONTENTS




INTRODUCTION.................................................................  1

OBJECTIVES OF PLAN...........................................................  1
         Objectives..........................................................  1
         Award Achievement...................................................  1

PARTICIPATION................................................................  2
         Eligibility.........................................................  2
         Participation.......................................................  2
         Non-Eligibility.....................................................  2
         Plan Year...........................................................  2

HOW THE PLAN WORKS...........................................................  2
         Plan Factors........................................................  2
         Notification of Participation.......................................  3
         Setting Broyhill Goals..............................................  3

MECHANICS OF DETERMINING AWARDS..............................................  3
         Definitions of Terms................................................  3
         Mechanics of Determining Awards.....................................  4

DISCRETIONARY AWARDS PROGRAM.................................................  4

PAYMENT OF AWARDS............................................................  5

NO CONTRACT OF EMPLOYMENT....................................................  5
         EXHIBIT I...........................................................  6
         EXHIBIT II..........................................................  7

                       BROYHILL FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


1.   INTRODUCTION

     This Executive Incentive Plan (the "Plan") has been designed for those management persons at the corporate offices of Broyhill Furniture Industries, Inc. ("Broyhill") who directly and substantially influence achievement of certain corporate goals. The Plan provides monetary awards for the achievement of those goals. In select cases, the Plan provides for additional special discretionary awards.

     The Plan is in addition to and assumes the existence of a base salary which
is  competitive,   equitable,   and  subject  to  periodic   performance-related
adjustments.

     Broyhill believes that the total annual income of key employees should be influenced by their individual and collective effort, and that rewards should directly relate to the achievement of planned, meaningful results.

2.   OBJECTIVES OF PLAN

     A.   Objectives. The Plan has been created with several objectives in mind:

          (1)  to emphasize achievement of planned strategic objectives;

          (2)  to reinforce the importance of annual growth; and

          (3)  to  motivate  and  challenge  participating   executives  through
               meaningful compensation opportunities.

     B. Award Achievement. To achieve these objectives, the Plan is designed to:

          (1) provide for monetary awards of significant value related directly to measurable Broyhill results;

          (2) motivate participating individuals to achieve results beyond the routine of position responsibilities; and

          (3) be appropriate for both the level of responsibility and total compensation for the position.

               Total compensation, resulting from the combination of base salary and monetary awards under the Plan, is designed to be competitive with total compensation for similar positions in American industry.

3.   PARTICIPATION

     A. Eligibility. Only management persons whose performance directly and substantially influences the annual results of Broyhill will be considered for participation in the Plan. Ordinarily the extent of such influence will be reflected in the Bonus Percentage (as herein defined).

     B.   Participation

          (1) At the start of each Plan Year Broyhill management will submit a list of proposed participants and Bonus Percentages for review and approval by the Executive Compensation and Stock Option Committee of the Furniture Brands International Board of Directors (the "Committee"). The Committee may in its discretion change the participants and Bonus Percentages.

          (2) To earn an award, an individual must be designated a participant for the Plan Year and must participate effectively for a minimum of eight full months of the Plan Year.

          (3) A participant who has lost time due to illness, or dies, retires or becomes totally disabled during the Plan Year, will be considered for an award under the Plan provided that his/her influence on goal achievement can be identified and that achievement of results can be measured.

     C.   Non-Eligibility

          (1) Any individual whose employment is terminated at any time during the Plan Year by reason of voluntary or encouraged resignation, or who is discharged, will not receive an award.

          (2) Any individual who has been demoted at any time during the Plan Year to a position not included in the Plan will not receive an award.

     D. Plan Year. The Plan Year will correspond with the Broyhill calendar fiscal year.

4.   HOW THE PLAN WORKS

     A. Plan Factors. There are two factors which will be measured in order to determine an award: opportunity and Broyhill performance.

          (1) Opportunity is the potential impact that a participant may have on the achievement of goals. This is expressed by the Bonus Percentage.

          (2) Broyhill Performance is the result of achievement. This is measured by the percentage of attainment of Broyhill's goals.

     B.   Notification  of  Participation.   Each  participant's   target  Bonus
          Percentage will be communicated each Plan Year by delivery of the Participation Form (see Exhibit II).

     C. Setting Broyhill Goals. At or prior to the beginning of each Plan Year, Broyhill management will recommend to the Committee for approval, one or more objective measurable performance goals for Broyhill (the "Goals") for such year, and the weighting to be assigned to each Goal. The Goals will be realistic, yet rigorous. They will be attainable, but attainment will require above average performance. The Committee may, in its discretion, approve management's recommendations or change the Goals and/or weightings.

5.   MECHANICS OF DETERMINING AWARDS

     A.   Definitions of Terms

          (1) Bonus Percentage. The Bonus Percentage will be expressed as a percentage (not less than 10% and not more than 100%) of the participant's base salary. That percentage will increase with significant increases in responsibility, thus recognizing the direct relationship between position responsibility and influence on Broyhill results. Participants who are promoted during a Plan Year to a position with a higher Bonus Percentage will receive a prorated award based on the percentage of the Plan Year spent in each position.

          (2) Aggregate Target Amount. The Aggregate Target Amount will be expressed as a dollar amount, calculated by multiplying the participant's base annual salary rate (in effect at the end of the Plan Year) by the Bonus Percentage. The result will be the total award to which the participant will be entitled if Broyhill achieves 100% of all Goals for that Plan Year.

          (3) Weighted Target Amounts. For each Goal a Weighted Target Amount will be calculated by multiplying the Aggregate Target Amount by the weighted percentage applicable to the Goal. The result for each Goal will be the portion of the total award to which the participant will be entitled if Broyhill achieves 100% of that Goal for that Plan Year. The sum of the Weighted Target Amounts will equal the Aggregate Target Amount.

     B.   Mechanics of Determining Awards.

          (1) Broyhill Performance. Broyhill's performance against the Goals will be measured by the percentage of achievement of each Goal. Broyhill's performance with respect to each Goal will be based upon audited results.

          (2) Achievement of Target. The Plan is designed to provide the participant with 100% of his/her Weighted Target Amount with respect to each Goal if Broyhill achieves 100% satisfaction of that Goal.

          (3) Minimum and Maximum Bonus Percentage. Each Plan Year the Committee will establish a minimum percentage (the "Minimum Percentage") with respect to each Goal, which Minimum Percentage will be 35% unless the Committee shall determine otherwise. The Minimum Percentage will be paid regardless of achievement below that level with respect to that Goal.

               Each year the Committee will also establish a maximum bonus percentage (the "Maximum Percentage") with respect to each Goal, which Maximum Percentage will be 125% unless the Committee shall determine otherwise. No amount greater than the Maximum Percentage will be paid with respect to any Goal notwithstanding performance greater than that percentage.

               Under certain circumstances, the Committee may establish Goals the achievement of which contemplate reducing rather than increasing an amount, such as a reduced debt level or reduced SG&A expenses. In any such case, the percentage which will be applied to the Weighted Target Amount for such Goal will be inversely proportional to the performance against the Goal. For example, if a Goal is a year-end debt amount and the actual year-end debt is 105% of the Goal, the percentage of Weighted Target Amount to be paid with respect to that Goal would be 95%. In these circumstances, the minimum and maximum performance percentages will be expressed in terms of figures greater than or less than 100%, respectively.

          (4) Calculation of Award. The percentage of Broyhill's achievement of each Goal will be applied to the Weighted Target Amount for that Goal to determine the amount of the award payable with respect to that Goal. Awards will be calculated separately for each Goal, but will be aggregated and paid as one award check. The examples set forth in Exhibit I illustrate this calculation.

     6. DISCRETIONARY AWARDS PROGRAM. To recognize special needs, a discretionary awards program is part of this Plan. Its objective is to recognize the performance of Broyhill through a more qualitative evaluation, rather than a quantitative evaluation. This could occur, for example, if Broyhill does not achieve one or more Goals due to business or economic reasons beyond its control but, given these adverse circumstances, nonetheless performed well. Under such circumstances, a special award may be granted at the discretion of the Committee.

     7. PAYMENT OF AWARDS. Awards, to the extent immediately deductible as compensation expense by Broyhill for federal income tax purposes, less appropriate withholdings, will be paid by check as soon as practical after the audited close of a fiscal year. To the extent all or any portion of an award is not immediately deductible as compensation expense by Broyhill for federal income tax purposes, payment of such award or portion thereof, as the case may be, will be deferred until following termination of employment of the participant, whereupon such award or such portion thereof, as the case may be, plus simple interest at Broyhill's effective borrowing rate for the period of deferral, less appropriate withholdings, will be paid by check as soon as the same shall become immediately deductible as compensation expense by Broyhill for federal income tax purposes.

     8. NO CONTRACT OF EMPLOYMENT. Participation in the Plan shall not be considered an agreement to employ a participant for any period of time or in any position.


                                    EXHIBIT I
                                    ---------


                           Assumptions:

                           Participant's Base Salary                                 $100,000
                           Bonus Percentage                                          x   20% (of base salary)
                                                                                    ---------
                           Aggregate Target Amount                                    $20,000

                           Weighted Broyhill Goals:

                                 Goal 1 (e.g., Net Sales)                        Weighted 25%
                                 Goal 2 (e.g., Pretax Profit)                    Weighted 75%

                           Weighted Target Amounts:

                                 Goal 1  ($20,000 x 20%)                              $ 5,000
                                 Goal 2  ($20,000 x 40%)                             $ 15,000
                                                                                     --------
                                 TOTAL                                                $20,000

                           Example:

                           Broyhill Goal Achievement:

                                 Goal 1                                           90% of Goal
                                 Goal 2                                          110% of Goal

                           Award Payable:

                                 Goal 1  (90% x $5,000)                              $  4,500
                                 Goal 2  (110% x $15,000)                            $ 16,500
                                                                                     --------
                                 TOTAL                                                $21,000


                                   EXHIBIT II
                       BROYHILL FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


                               Participation Form




         PARTICIPANT:  _______________________________________________

         BONUS PERCENTAGE FOR [YEAR]:  ____________ %  OF BASE SALARY




            GOALS FOR [YEAR]                 AMOUNT                WEIGHTING

              Net Sales                       $000,000,000                00%

              Pretax Earnings                 $000,000,000                00%

                                                               Exhibit 10(i)



                     THOMASVILLE FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


























                                                 Adopted Marc h 25, 1996
                                                Amended January 27, 2000
                                                Amended January 24, 2002

                                TABLE OF CONTENTS




INTRODUCTION................................................................  1

OBJECTIVES OF PLAN..........................................................  1

         Objectives.........................................................  1
         Award Achievement..................................................  1

PARTICIPATION...............................................................  2

         Eligibility........................................................  2
         Participation......................................................  2
         Non-Eligibility....................................................  2
         Plan Year..........................................................  2

HOW THE PLAN WORKS..........................................................  2

         Plan Factors.......................................................  2
         Notification of Participation......................................  3
         Setting Thomasville Goals..........................................  3

MECHANICS OF DETERMINING AWARDS.............................................  3

         Definitions of Terms...............................................  3
         Mechanics of Determining Awards....................................  4

DISCRETIONARY AWARDS PROGRAM................................................  4

PAYMENT OF AWARDS...........................................................  5

NO CONTRACT OF EMPLOYMENT...................................................  5

         EXHIBIT I..........................................................  6

         EXHIBIT II.........................................................  7

                     THOMASVILLE FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN



1.   INTRODUCTION

     This Executive Incentive Plan (the "Plan") has been designed for those management persons at the corporate offices of Thomasville Furniture Industries, Inc. ("Thomasville") who directly and substantially influence achievement of certain corporate goals. The Plan provides monetary awards for the achievement of those goals. In select cases, the Plan provides for additional special discretionary awards.

     The Plan is in addition to and assumes the existence of a base salary which
is  competitive,   equitable,   and  subject  to  periodic   performance-related
adjustments.

     Thomasville believes that the total annual income of key employees should be influenced by their individual and collective effort, and that rewards should directly relate to the achievement of planned, meaningful results.

2.   OBJECTIVES OF PLAN

     A.   Objectives. The Plan has been created with several objectives in mind:

          (1)  to emphasize achievement of planned strategic objectives;

          (2)  to reinforce the importance of annual growth; and

          (3)  to  motivate  and  challenge  participating   executives  through
               meaningful compensation opportunities.

     B. Award Achievement. To achieve these objectives, the Plan is designed to:

          (1) provide for monetary awards of significant value related directly to measurable Thomasville results;

          (2) motivate participating individuals to achieve results beyond the routine of position responsibilities; and

          (3) be appropriate for both the level of responsibility and total compensation for the position.

               Total compensation, resulting from the combination of base salary and monetary awards under the Plan, is designed to be competitive with total compensation for similar positions in American industry.

3.   PARTICIPATION

     A. Eligibility. Only management persons whose performance directly and substantially influences the annual results of Thomasville will be considered for participation in the Plan. Ordinarily the extent of such influence will be reflected in the Bonus Percentage (as herein defined).

     B.   Participation

          (1) At the start of each Plan Year Thomasville management will submit a list of proposed participants and Bonus Percentages for review and approval by the Executive Compensation and Stock Option Committee of the Furniture Brands International Board of Directors (the "Committee"). The Committee may in its discretion change the participants and Bonus Percentages.

          (2) To earn an award, an individual must be designated a participant for the Plan Year and must participate effectively for a minimum of eight full months of the Plan Year.

          (3) A participant who has lost time due to illness, or dies, retires or becomes totally disabled during the Plan Year, will be considered for an award under the Plan provided that his/her influence on goal achievement can be identified and that achievement of results can be measured.

     C.   Non-Eligibility

          (1) Any individual whose employment is terminated at any time during the Plan Year by reason of voluntary or encouraged resignation, or who is discharged, will not receive an award.

          (2) Any individual who has been demoted at any time during the Plan Year to a position not included in the Plan will not receive an award.

     D. Plan Year. The Plan Year will correspond with the Thomasville calendar fiscal year.

4.   HOW THE PLAN WORKS

     A. Plan Factors. There are two factors which will be measured in order to determine an award: opportunity and Thomasville performance.

          (1) Opportunity is the potential impact that a participant may have on the achievement of goals. This is expressed by the Bonus Percentage.

          (2) Thomasville Performance is the result of achievement. This is measured by the percentage of attainment of Thomasville's goals.

     B.   Notification  of  Participation.   Each  participant's   target  Bonus
          Percentage will be communicated each Plan Year by delivery of the Participation Form (see Exhibit II).

     C. Setting Thomasville Goals. At or prior to the beginning of each Plan Year, Thomasville management will recommend to the Committee for approval, one or more objective measurable performance goals for Thomasville (the "Goals") for such year, and the weighting to be assigned to each Goal. The Goals will be realistic, yet rigorous. They will be attainable, but attainment will require above average performance. The Committee may, in its discretion, approve management's recommendations or change the Goals and/or weightings.

5.   MECHANICS OF DETERMINING AWARDS

     A.   Definitions of Terms

          (1) Bonus Percentage. The Bonus Percentage will be expressed as a percentage (not less than 10% and not more than 100%) of the participant's base salary. That percentage will increase with significant increases in responsibility, thus recognizing the direct relationship between position responsibility and influence on Thomasville results. Participants who are promoted during a Plan Year to a position with a higher Bonus Percentage will receive a prorated award based on the percentage of the Plan Year spent in each position.

          (2) Aggregate Target Amount. The Aggregate Target Amount will be expressed as a dollar amount, calculated by multiplying the participant's base annual salary rate (in effect at the end of the Plan Year) by the Bonus Percentage. The result will be the total award to which the participant will be entitled if Thomasville achieves 100% of all Goals for that Plan Year.

          (3) Weighted Target Amounts. For each Goal a Weighted Target Amount will be calculated by multiplying the Aggregate Target Amount by the weighted percentage applicable to the Goal. The result for each Goal will be the portion of the total award to which the participant will be entitled if Thomasville achieves 100% of that Goal for that Plan Year. The sum of the Weighted Target Amounts will equal the Aggregate Target Amount.

     B.   Mechanics of Determining Awards.

          (1) Thomasville Performance. Thomasville's performance against the Goals will be measured by the percentage of achievement of each Goal. Thomasville's performance with respect to each Goal will be based upon audited results.

          (2) Achievement of Target. The Plan is designed to provide the participant with 100% of his/her Weighted Target Amount with respect to each Goal if Thomasville achieves 100% satisfaction of that Goal.

          (3) Minimum and Maximum Bonus Percentage. Each Plan Year the Committee will establish a minimum percentage (the "Minimum Percentage") with respect to each Goal, which Minimum Percentage will be 35% unless the Committee shall determine otherwise. The Minimum Percentage will be paid regardless of achievement below that level with respect to that Goal.

               Each year the Committee will also establish a maximum bonus percentage (the "Maximum Percentage") with respect to each Goal, which Maximum Percentage will be 125% unless the Committee shall determine otherwise. No amount greater than the Maximum Percentage will be paid with respect to any Goal notwithstanding performance greater than that percentage.

               Under certain circumstances, the Committee may establish Goals the achievement of which contemplate reducing rather than increasing an amount, such as a reduced debt level or reduced SG&A expenses. In any such case, the percentage which will be applied to the Weighted Target Amount for such Goal will be inversely proportional to the performance against the Goal. For example, if a Goal is a year-end debt amount and the actual year-end debt is 105% of the Goal, the percentage of Weighted Target Amount to be paid with respect to that Goal would be 95%. In these circumstances, the minimum and maximum performance percentages will be expressed in terms of figures greater than or less than 100%, respectively.

          (4) Calculation of Award. The percentage of Thomasville's achievement of each Goal will be applied to the Weighted Target Amount for that Goal to determine the amount of the award payable with respect to that Goal. Awards will be calculated separately for each Goal, but will be aggregated and paid as one award check. The examples set forth in Exhibit I illustrate this calculation.

     6. DISCRETIONARY AWARDS PROGRAM. To recognize special needs, a discretionary awards program is part of this Plan. Its objective is to recognize the performance of Thomasville through a more qualitative evaluation, rather than a quantitative evaluation. This could occur, for example, if Thomasville does not achieve one or more Goals due to business or economic reasons beyond its control but, given these adverse circumstances, nonetheless performed well. Under such circumstances, a special award may be granted at the discretion of the Committee.

     7. PAYMENT OF AWARDS. Awards, to the extent immediately deductible as compensation expense by Thomasville for federal income tax purposes, less appropriate withholdings, will be paid by check as soon as practical after the audited close of a fiscal year. To the extent all or any portion of an award is not immediately deductible as compensation expense by Thomasville for federal income tax purposes, payment of such award or portion thereof, as the case may be, will be deferred until following termination of employment of the participant, whereupon such award or such portion thereof, as the case may be, plus simple interest at Thomasville's effective borrowing rate for the period of deferral, less appropriate withholdings, will be paid by check as soon as the same shall become immediately deductible as compensation expense by Thomasville for federal income tax purposes.

     8. NO CONTRACT OF EMPLOYMENT. Participation in the Plan shall not be considered an agreement to employ a participant for any period of time or in any position.

                                    EXHIBIT I

Assumptions:

            Participant's Base Salary                   $50,000
            Bonus Percentage                             x   20% of base salary
                                                       ---------
            Aggregate Target Amount                     $12,500

            Weighted Thomasville Goals:

            Corporate results determine 30% of award (25% Sales; 75% Profits) Business unit results determine 70% of award (25% Sales; 75% Profits)

                Goal 1 (Corporate Net Sales)            Weighted 7.5%
                Goal 2 (Corporate Pre-Tax Profit)       Weighted 22.5%
                Goal 3 (Divisional Net Sales)           Weighted 17.5%
                Goal 4 (Divisional Pre-Tax Profit)      Weighted 52.5%


             Weighted Target Amounts:

                Goal 1  ($12,500 x 7.5%)                            $   937.50
                Goal 2  ($12,500 x 22.5%)                           $ 2,812.50
                Goal 3  ($12,500 x 17.5%)                           $ 2,187.50
                Goal 4  ($12,500 x 52.5%)                           $ 6,562.50
                                                                    ----------
                                                                    $12,500.00


Example:

              Thomasville Goal Achievement:

                  Goal 1                                  120% of Goal
                  Goal 2                                  110% of Goal
                  Goal 3                                  110% of Goal
                  Goal 4                                   90% of Goal


               Award Payable:

                 Goal 1  (120% x $937.50)                $ 1,125.00
                 Goal 2  (110% x $2,812.50)              $ 3,093.75
                 Goal 3  (110% x $2,187.50)              $ 2,406.25
                 Goal 4  (90% x $6,562.50)               $ 5,906.25
                                                         ----------
                                    TOTAL                $12,531.25

                                   EXHIBIT II
                     THOMASVILLE FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


                               Participation Form




         PARTICIPANT:  ________________________________________________

         BONUS PERCENTAGE FOR [YEAR]:  ____________ %  OF BASE SALARY


               Summary: This year, [70%] of your bonus is based upon performance at the business unit level and [30%] of your bonus is based upon performance at the corporate level. Within each of those two levels, [75%] of your bonus is based upon profits and [25%] of your bonus is based upon sales.




       GOALS FOR [YEAR]                       AMOUNT               WEIGHTING
---------------------------------- ---------------------- ---------------------
Corporate Sales                           $000,000,000              00.00%
Corporate Pretax Profits                  $000,000,000              00.00%
[Wood] Division Sales                     $000,000,000              00.00
[Wood] Division Pretax Profits            $000,000,000              00.00%

                                                            Exhibit 10(j)


                      HENREDON FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN

















                                                    Adopted January 24, 2002

                                TABLE OF CONTENTS




INTRODUCTION................................................................  1

OBJECTIVES OF PLAN..........................................................  1
         Objectives.........................................................  1
         Award Achievement..................................................  1

PARTICIPATION...............................................................  2
         Eligibility........................................................  2
         Participation......................................................  2
         Non-Eligibility....................................................  2
         Plan Year..........................................................  2

HOW THE PLAN WORKS..........................................................  2
         Plan Factors.......................................................  2
         Notification of Participation......................................  3
         Setting Henredon Goals.............................................  3

MECHANICS OF DETERMINING AWARDS.............................................  3
         Definitions of Terms...............................................  3
         Mechanics of Determining Awards....................................  4

DISCRETIONARY AWARDS PROGRAM................................................  4

PAYMENT OF AWARDS...........................................................  5

NO CONTRACT OF EMPLOYMENT...................................................  5
         EXHIBIT I..........................................................  6
         EXHIBIT II.........................................................  7

                       HENREDON FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN



1.   INTRODUCTION

     This Executive Incentive Plan (the "Plan") has been designed for those management persons at the corporate offices of Henredon Furniture Industries, Inc. ("Henredon") who directly and substantially influence achievement of certain corporate goals. The Plan provides monetary awards for the achievement of those goals. In select cases, the Plan provides for additional special discretionary awards.

     The Plan is in addition to and assumes the existence of a base salary which
is  competitive,   equitable,   and  subject  to  periodic   performance-related
adjustments.

     Henredon believes that the total annual income of key employees should be influenced by their individual and collective effort, and that rewards should directly relate to the achievement of planned, meaningful results.

2.   OBJECTIVES OF PLAN

     A.   Objectives. The Plan has been created with several objectives in mind:

          (1)  to emphasize achievement of planned strategic objectives;

          (2)  to reinforce the importance of annual growth; and

          (3)  to  motivate  and  challenge  participating   executives  through
               meaningful compensation opportunities.

     B. Award Achievement. To achieve these objectives, the Plan is designed to:

          (1) provide for monetary awards of significant value related directly to measurable Henredon results;

          (2) motivate participating individuals to achieve results beyond the routine of position responsibilities; and

          (3) be appropriate for both the level of responsibility and total compensation for the position.

               Total compensation, resulting from the combination of base salary and monetary awards under the Plan, is designed to be competitive with total compensation for similar positions in American industry.

3.   PARTICIPATION

     A. Eligibility. Only management persons whose performance directly and substantially influences the annual results of Henredon will be considered for participation in the Plan. Ordinarily the extent of such influence will be reflected in the Bonus Percentage (as herein defined).

     B.   Participation

          (1) At the start of each Plan Year Henredon management will submit a list of proposed participants and Bonus Percentages for review and approval by the Executive Compensation and Stock Option Committee of the Furniture Brands International Board of Directors (the "Committee"). The Committee may in its discretion change the participants and Bonus Percentages.

          (2) To earn an award, an individual must be designated a participant for the Plan Year and must participate effectively for a minimum of eight full months of the Plan Year.

          (3) A participant who has lost time due to illness, or dies, retires or becomes totally disabled during the Plan Year, will be considered for an award under the Plan provided that his/her influence on goal achievement can be identified and that achievement of results can be measured.

     C.   Non-Eligibility

          (1) Any individual whose employment is terminated at any time during the Plan Year by reason of voluntary or encouraged resignation, or who is discharged, will not receive an award.

          (2) Any individual who has been demoted at any time during the Plan Year to a position not included in the Plan will not receive an award.

     D. Plan Year. The Plan Year will correspond with the Henredon calendar fiscal year.

4.   HOW THE PLAN WORKS

     A. Plan Factors. There are two factors which will be measured in order to determine an award: opportunity and Henredon performance.

          (1) Opportunity is the potential impact that a participant may have on the achievement of goals. This is expressed by the Bonus Percentage.

          (2) Henredon Performance is the result of achievement. This is measured by the percentage of attainment of Henredon's goals.

     B.   Notification  of  Participation.   Each  participant's   target  Bonus
          Percentage will be communicated each Plan Year by delivery of the Participation Form (see Exhibit II).

     C. Setting Henredon Goals. At or prior to the beginning of each Plan Year, Henredon management will recommend to the Committee for approval, one or more objective measurable performance goals for Henredon (the "Goals") for such year, and the weighting to be assigned to each Goal. The Goals will be realistic, yet rigorous. They will be attainable, but attainment will require above average performance. The Committee may, in its discretion, approve management's recommendations or change the Goals and/or weightings.

5.   MECHANICS OF DETERMINING AWARDS

     A.   Definitions of Terms

          (1) Bonus Percentage. The Bonus Percentage will be expressed as a percentage (not less than 10% and not more than 100%) of the participant's base salary. That percentage will increase with significant increases in responsibility, thus recognizing the direct relationship between position responsibility and influence on Henredon results. Participants who are promoted during a Plan Year to a position with a higher Bonus Percentage will receive a prorated award based on the percentage of the Plan Year spent in each position.

          (2) Aggregate Target Amount. The Aggregate Target Amount will be expressed as a dollar amount, calculated by multiplying the participant's base annual salary rate (in effect at the end of the Plan Year) by the Bonus Percentage. The result will be the total award to which the participant will be entitled if Henredon achieves 100% of all Goals for that Plan Year.

          (3) Weighted Target Amounts. For each Goal a Weighted Target Amount will be calculated by multiplying the Aggregate Target Amount by the weighted percentage applicable to the Goal. The result for each Goal will be the portion of the total award to which the participant will be entitled if Henredon achieves 100% of that Goal for that Plan Year. The sum of the Weighted Target Amounts will equal the Aggregate Target Amount.

     B.   Mechanics of Determining Awards.

          (1) Henredon Performance. Henredon's performance against the Goals will be measured by the percentage of achievement of each Goal. Henredon's performance with respect to each Goal will be based upon audited results.

          (2) Achievement of Target. The Plan is designed to provide the participant with 100% of his/her Weighted Target Amount with respect to each Goal if Henredon achieves 100% satisfaction of that Goal.

          (3) Minimum and Maximum Bonus Percentage. Each Plan Year the Committee will establish a minimum percentage (the "Minimum Percentage") with respect to each Goal, which Minimum Percentage will be 35% unless the Committee shall determine otherwise. The Minimum Percentage will be paid regardless of achievement below that level with respect to that Goal.

               Each year the Committee will also establish a maximum bonus percentage (the "Maximum Percentage") with respect to each Goal, which Maximum Percentage will be 125% unless the Committee shall determine otherwise. No amount greater than the Maximum Percentage will be paid with respect to any Goal notwithstanding performance greater than that percentage.

               Under certain circumstances, the Committee may establish Goals the achievement of which contemplate reducing rather than increasing an amount, such as a reduced debt level or reduced SG&A expenses. In any such case, the percentage which will be applied to the Weighted Target Amount for such Goal will be inversely proportional to the performance against the Goal. For example, if a Goal is a year-end debt amount and the actual year-end debt is 105% of the Goal, the percentage of Weighted Target Amount to be paid with respect to that Goal would be 95%. In these circumstances, the minimum and maximum performance percentages will be expressed in terms of figures greater than or less than 100%, respectively.

          (4) Calculation of Award. The percentage of Henredon's achievement of each Goal will be applied to the Weighted Target Amount for that Goal to determine the amount of the award payable with respect to that Goal. Awards will be calculated separately for each Goal, but will be aggregated and paid as one award check. The examples set forth in Exhibit I illustrate this calculation.

     6. DISCRETIONARY AWARDS PROGRAM. To recognize special needs, a discretionary awards program is part of this Plan. Its objective is to recognize the performance of Henredon through a more qualitative evaluation, rather than a quantitative evaluation. This could occur, for example, if Henredon does not achieve one or more Goals due to business or economic reasons beyond its control but, given these adverse circumstances, nonetheless performed well. Under such circumstances, a special award may be granted at the discretion of the Committee.

     7. PAYMENT OF AWARDS. Awards, to the extent immediately deductible as compensation expense by Henredon for federal income tax purposes, less appropriate withholdings, will be paid by check as soon as practical after the audited close of a fiscal year. To the extent all or any portion of an award is not immediately deductible as compensation expense by Henredon for federal income tax purposes, payment of such award or portion thereof, as the case may be, will be deferred until following termination of employment of the participant, whereupon such award or such portion thereof, as the case may be, plus simple interest at Henredon's effective borrowing rate for the period of deferral, less appropriate withholdings, will be paid by check as soon as the same shall become immediately deductible as compensation expense by Henredon for federal income tax purposes.

     8. NO CONTRACT OF EMPLOYMENT. Participation in the Plan shall not be considered an agreement to employ a participant for any period of time or in any position.

                                    EXHIBIT I


     Assumptions:


      Participant's Base Salary                       $100,000
      Bonus Percentage                                 x   20% (of base salary)
                                                      ---------
      Aggregate Target Amount                          $20,000

      Weighted Henredon Goals:

           Goal 1 (e.g., Net Sales)                        Weighted 25%
           Goal 2 (e.g., Pretax Profit)                    Weighted 75%

       Weighted Target Amounts:

           Goal 1  ($20,000 x 20%)                             $  5,000
           Goal 2  ($20,000 x 40%)                             $ 15,000
                                                               --------
             TOTAL                                             $ 20,000


        Example:

        Henredon Goal Achievement:

           Goal 1                                           90% of Goal
           Goal 2                                          110% of Goal

        Award Payable:

           Goal 1  (90% x $5,000)                              $  4,500
           Goal 2  (110% x $15,000)                            $ 16,500
                                                               --------
           TOTAL                                               $ 21,000

                                   EXHIBIT II
                       HENREDON FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


                               Participation Form




         PARTICIPANT:  _______________________________________________

         BONUS PERCENTAGE FOR [YEAR]:  ____________ %  OF BASE SALARY




   GOALS FOR [YEAR]                   AMOUNT                WEIGHTING

    Net Sales                       $000,000,000                00%

    Pretax Earnings                 $000,000,000                00%

                                                           Exhibit 10(k)



                   DREXEL HERITAGE FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN

















                                                    Adopted January 24, 2002

                                TABLE OF CONTENTS




INTRODUCTION................................................................  1

OBJECTIVES OF PLAN..........................................................  1
         Objectives.........................................................  1
         Award Achievement..................................................  1

PARTICIPATION...............................................................  2
         Eligibility........................................................  2
         Participation......................................................  2
         Non-Eligibility....................................................  2
         Plan Year..........................................................  2

HOW THE PLAN WORKS..........................................................  2
         Plan Factors.......................................................  2
         Notification of Participation......................................  3
         Setting Drexel Heritage Goals......................................  3

MECHANICS OF DETERMINING AWARDS.............................................  3
         Definitions of Terms...............................................  3
         Mechanics of Determining Awards....................................  4

DISCRETIONARY AWARDS PROGRAM................................................  4

PAYMENT OF AWARDS...........................................................  5

NO CONTRACT OF EMPLOYMENT...................................................  5
         EXHIBIT I..........................................................  6
         EXHIBIT II.........................................................  7

                   DREXEL HERITAGE FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


1.   INTRODUCTION

     This Executive Incentive Plan (the "Plan") has been designed for those management persons at the corporate offices of Drexel Heritage Furniture Industries, Inc. ("Drexel Heritage") who directly and substantially influence achievement of certain corporate goals. The Plan provides monetary awards for the achievement of those goals. In select cases, the Plan provides for additional special discretionary awards.

     The Plan is in addition to and assumes the existence of a base salary which
is  competitive,   equitable,   and  subject  to  periodic   performance-related
adjustments.

     Drexel Heritage believes that the total annual income of key employees should be influenced by their individual and collective effort, and that rewards should directly relate to the achievement of planned, meaningful results.

2.   OBJECTIVES OF PLAN

     A.   Objectives. The Plan has been created with several objectives in mind:

          (1)  to emphasize achievement of planned strategic objectives;

          (2)  to reinforce the importance of annual growth; and

          (3)  to  motivate  and  challenge  participating   executives  through
               meaningful compensation opportunities.

     B. Award Achievement. To achieve these objectives, the Plan is designed to:

          (1) provide for monetary awards of significant value related directly to measurable Drexel Heritage results;

          (2) motivate participating individuals to achieve results beyond the routine of position responsibilities; and

          (3) be appropriate for both the level of responsibility and total compensation for the position.

               Total compensation, resulting from the combination of base salary and monetary awards under the Plan, is designed to be competitive with total compensation for similar positions in American industry.

3.   PARTICIPATION

     A. Eligibility. Only management persons whose performance directly and substantially influences the annual results of Drexel Heritage will be considered for participation in the Plan. Ordinarily the extent of such influence will be reflected in the Bonus Percentage (as herein defined).

     B.   Participation

          (1) At the start of each Plan Year Drexel Heritage management will submit a list of proposed participants and Bonus Percentages for review and approval by the Executive Compensation and Stock Option Committee of the Furniture Brands International Board of Directors (the "Committee"). The Committee may in its discretion change the participants and Bonus Percentages.

          (2) To earn an award, an individual must be designated a participant for the Plan Year and must participate effectively for a minimum of eight full months of the Plan Year.

          (3) A participant who has lost time due to illness, or dies, retires or becomes totally disabled during the Plan Year, will be considered for an award under the Plan provided that his/her influence on goal achievement can be identified and that achievement of results can be measured.

     C.   Non-Eligibility

          (1) Any individual whose employment is terminated at any time during the Plan Year by reason of voluntary or encouraged resignation, or who is discharged, will not receive an award.

          (2) Any individual who has been demoted at any time during the Plan Year to a position not included in the Plan will not receive an award.

     D. Plan Year. The Plan Year will correspond with the Drexel Heritage calendar fiscal year.


4.   HOW THE PLAN WORKS

     A. Plan Factors. There are two factors which will be measured in order to determine an award: opportunity and Drexel Heritage performance.

          (1) Opportunity is the potential impact that a participant may have on the achievement of goals. This is expressed by the Bonus Percentage.

          (2) Drexel Heritage Performance is the result of achievement. This is measured by the percentage of attainment of Drexel Heritage's goals.

     B.   Notification  of  Participation.   Each  participant's   target  Bonus
          Percentage will be communicated each Plan Year by delivery of the Participation Form (see Exhibit II).

     C. Setting Drexel Heritage Goals. At or prior to the beginning of each Plan Year, Drexel Heritage management will recommend to the Committee for approval, one or more objective measurable performance goals for Drexel Heritage (the "Goals") for such year, and the weighting to be assigned to each Goal. The Goals will be realistic, yet rigorous. They will be attainable, but attainment will require above average performance. The Committee may, in its discretion, approve management's recommendations or change the Goals and/or weightings.

5.   MECHANICS OF DETERMINING AWARDS

     A.   Definitions of Terms

          (1) Bonus Percentage. The Bonus Percentage will be expressed as a percentage (not less than 10% and not more than 100%) of the participant's base salary. That percentage will increase with significant increases in responsibility, thus recognizing the direct relationship between position responsibility and influence on Drexel Heritage results. Participants who are promoted during a Plan Year to a position with a higher Bonus Percentage will receive a prorated award based on the percentage of the Plan Year spent in each position.

          (2) Aggregate Target Amount. The Aggregate Target Amount will be expressed as a dollar amount, calculated by multiplying the participant's base annual salary rate (in effect at the end of the Plan Year) by the Bonus Percentage. The result will be the total award to which the participant will be entitled if Drexel Heritage achieves 100% of all Goals for that Plan Year.

          (3) Weighted Target Amounts. For each Goal a Weighted Target Amount will be calculated by multiplying the Aggregate Target Amount by the weighted percentage applicable to the Goal. The result for each Goal will be the portion of the total award to which the participant will be entitled if Drexel Heritage achieves 100% of that Goal for that Plan Year. The sum of the Weighted Target Amounts will equal the Aggregate Target Amount.

     B.   Mechanics of Determining Awards.

          (1) Drexel Heritage Performance. Drexel Heritage's performance against the Goals will be measured by the percentage of achievement of each Goal. Drexel Heritage's performance with respect to each Goal will be based upon audited results.

          (2)  Achievement  of  Target.  The Plan is  designed  to  provide  the participant with 100% of his/her Weighted Target Amount with respect to each Goal if Drexel Heritage achieves 100% satisfaction of that Goal.

          (3) Minimum and Maximum Bonus Percentage. Each Plan Year the Committee will establish a minimum percentage (the "Minimum Percentage") with respect to each Goal, which Minimum Percentage will be 35% unless the Committee shall determine otherwise. The Minimum Percentage will be paid regardless of achievement below that level with respect to that Goal.

               Each year the Committee will also establish a maximum bonus percentage (the "Maximum Percentage") with respect to each Goal, which Maximum Percentage will be 125% unless the Committee shall determine otherwise. No amount greater than the Maximum Percentage will be paid with respect to any Goal notwithstanding performance greater than that percentage.

               Under certain circumstances, the Committee may establish Goals the achievement of which contemplate reducing rather than increasing an amount, such as a reduced debt level or reduced SG&A expenses. In any such case, the percentage which will be applied to the Weighted Target Amount for such Goal will be inversely proportional to the performance against the Goal. For example, if a Goal is a year-end debt amount and the actual year-end debt is 105% of the Goal, the percentage of Weighted Target Amount to be paid with respect to that Goal would be 95%. In these circumstances, the minimum and maximum performance percentages will be expressed in terms of figures greater than or less than 100%, respectively.

          (4) Calculation of Award. The percentage of Drexel Heritage's achievement of each Goal will be applied to the Weighted Target Amount for that Goal to determine the amount of the award payable with respect to that Goal. Awards will be calculated separately for each Goal, but will be aggregated and paid as one award check. The examples set forth in Exhibit I illustrate this calculation.

     6. DISCRETIONARY AWARDS PROGRAM. To recognize special needs, a discretionary awards program is part of this Plan. Its objective is to recognize the performance of Drexel Heritage through a more qualitative evaluation, rather than a quantitative evaluation. This could occur, for example, if Drexel Heritage does not achieve one or more Goals due to business or economic reasons beyond its control but, given these adverse circumstances, nonetheless performed well. Under such circumstances, a special award may be granted at the discretion of the Committee.

     7. PAYMENT OF AWARDS. Awards, to the extent immediately deductible as compensation expense by Drexel Heritage for federal income tax purposes, less appropriate withholdings, will be paid by check as soon as practical after the audited close of a fiscal year. To the extent all or any portion of an award is not immediately deductible as compensation expense by Drexel Heritage for federal income tax purposes, payment of such award or portion thereof, as the case may be, will be deferred until following termination of employment of the participant, whereupon such award or such portion thereof, as the case may be, plus simple interest at Drexel Heritage's effective borrowing rate for the period of deferral, less appropriate withholdings, will be paid by check as soon as the same shall become immediately deductible as compensation expense by Drexel Heritage for federal income tax purposes.

     8. NO CONTRACT OF EMPLOYMENT. Participation in the Plan shall not be considered an agreement to employ a participant for any period of time or in any position.

                                    EXHIBIT I


      Assumptions:


        Participant's Base Salary                    $100,000
        Bonus Percentage                               x   20% (of base salary)
                                                    ---------
        Aggregate Target Amount                       $20,000

        Weighted Drexel Heritage Goals:

            Goal 1 (e.g., Net Sales)                        Weighted 25%
            Goal 2 (e.g., Pretax Profit)                    Weighted 75%

        Weighted Target Amounts:

            Goal 1  ($20,000 x 20%)                              $ 5,000
            Goal 2  ($20,000 x 40%)                             $ 15,000
                                                                --------
            TOTAL                                                $20,000


         Example:


          Drexel Heritage Goal Achievement:

              Goal 1                                           90% of Goal
              Goal 2                                          110% of Goal

          Award Payable:

              Goal 1  (90% x $5,000)                              $  4,500
              Goal 2  (110% x $15,000)                            $ 16,500
                                                                  --------
              TOTAL                                               $ 21,000

                                   EXHIBIT II
                   DREXEL HERITAGE FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


                               Participation Form




         PARTICIPANT:  _______________________________________________

         BONUS PERCENTAGE FOR [YEAR]:  ____________ %  OF BASE SALARY




         GOALS FOR [YEAR]                 AMOUNT                WEIGHTING

         Net Sales                       $000,000,000                00%
         Pretax Earnings                 $000,000,000                00%

                                                              Exhibit 10(l)


                   MAITLAND-SMITH FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN




























                                              Adopted January 24, 2002

                                TABLE OF CONTENTS




INTRODUCTION.................................................................  1

OBJECTIVES OF PLAN...........................................................  1
         Objectives..........................................................  1
         Award Achievement...................................................  1

PARTICIPATION................................................................  2
         Eligibility.........................................................  2
         Participation.......................................................  2
         Non-Eligibility.....................................................  2
         Plan Year...........................................................  2

HOW THE PLAN WORKS...........................................................  2
         Plan Factors........................................................  2
         Notification of Participation.......................................  3
         Setting Maitland-Smith Goals........................................  3

MECHANICS OF DETERMINING AWARDS..............................................  3
         Definitions of Terms................................................  3
         Mechanics of Determining Awards.....................................  4

DISCRETIONARY AWARDS PROGRAM.................................................  4

PAYMENT OF AWARDS............................................................  5

NO CONTRACT OF EMPLOYMENT....................................................  5
         EXHIBIT I...........................................................  6
         EXHIBIT II..........................................................  7

                    MAITLAND-SMITH FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


1.   INTRODUCTION

     This Executive Incentive Plan (the "Plan") has been designed for those management persons at the corporate offices of Maitland-Smith Furniture Industries, Inc. ("Maitland-Smith") who directly and substantially influence achievement of certain corporate goals. The Plan provides monetary awards for the achievement of those goals. In select cases, the Plan provides for additional special discretionary awards.

     The Plan is in addition to and assumes the existence of a base salary which
is  competitive,   equitable,   and  subject  to  periodic   performance-related
adjustments.

     Maitland-Smith believes that the total annual income of key employees should be influenced by their individual and collective effort, and that rewards should directly relate to the achievement of planned, meaningful results.

2.   OBJECTIVES OF PLAN

     A.   Objectives. The Plan has been created with several objectives in mind:

          (1)  to emphasize achievement of planned strategic objectives;

          (2)  to reinforce the importance of annual growth; and

          (3)  to  motivate  and  challenge  participating   executives  through
               meaningful compensation opportunities.

     B. Award Achievement. To achieve these objectives, the Plan is designed to:

          (1) provide for monetary awards of significant value related directly to measurable Maitland-Smith results;

          (2) motivate participating individuals to achieve results beyond the routine of position responsibilities; and

          (3) be appropriate for both the level of responsibility and total compensation for the position.

               Total compensation, resulting from the combination of base salary and monetary awards under the Plan, is designed to be competitive with total compensation for similar positions in American industry.

3.   PARTICIPATION

     A. Eligibility. Only management persons whose performance directly and substantially influences the annual results of Maitland-Smith will be considered for participation in the Plan. Ordinarily the extent of such influence will be reflected in the Bonus Percentage (as herein defined).

     B.   Participation

          (1) At the start of each Plan Year Maitland-Smith management will submit a list of proposed participants and Bonus Percentages for review and approval by the Executive Compensation and Stock Option Committee of the Furniture Brands International Board of Directors (the "Committee"). The Committee may in its discretion change the participants and Bonus Percentages.

          (2) To earn an award, an individual must be designated a participant for the Plan Year and must participate effectively for a minimum of eight full months of the Plan Year.

          (3) A participant who has lost time due to illness, or dies, retires or becomes totally disabled during the Plan Year, will be considered for an award under the Plan provided that his/her influence on goal achievement can be identified and that achievement of results can be measured.

     C.   Non-Eligibility

          (1) Any individual whose employment is terminated at any time during the Plan Year by reason of voluntary or encouraged resignation, or who is discharged, will not receive an award.

          (2) Any individual who has been demoted at any time during the Plan Year to a position not included in the Plan will not receive an award.

     D. Plan Year. The Plan Year will correspond with the Maitland-Smith calendar fiscal year.

4.   HOW THE PLAN WORKS

     A. Plan Factors. There are two factors which will be measured in order to determine an award: opportunity and Maitland-Smith performance.

          (1) Opportunity is the potential impact that a participant may have on the achievement of goals. This is expressed by the Bonus Percentage.

          (2) Maitland-Smith Performance is the result of achievement. This is measured by the percentage of attainment of Maitland-Smith's goals.

     B.   Notification  of  Participation.   Each  participant's   target  Bonus
          Percentage will be communicated each Plan Year by delivery of the Participation Form (see Exhibit II).

     C. Setting Maitland-Smith Goals. At or prior to the beginning of each Plan Year, Maitland-Smith management will recommend to the Committee for approval, one or more objective measurable performance goals for Maitland-Smith (the "Goals") for such year, and the weighting to be assigned to each Goal. The Goals will be realistic, yet rigorous. They will be attainable, but attainment will require above average performance. The Committee may, in its discretion, approve management's recommendations or change the Goals and/or weightings.

5.   MECHANICS OF DETERMINING AWARDS

     A.   Definitions of Terms

          (1) Bonus Percentage. The Bonus Percentage will be expressed as a percentage (not less than 10% and not more than 100%) of the participant's base salary. That percentage will increase with significant increases in responsibility, thus recognizing the direct relationship between position responsibility and influence on Maitland-Smith results. Participants who are promoted during a Plan Year to a position with a higher Bonus Percentage will receive a prorated award based on the percentage of the Plan Year spent in each position.

          (2) Aggregate Target Amount. The Aggregate Target Amount will be expressed as a dollar amount, calculated by multiplying the participant's base annual salary rate (in effect at the end of the Plan Year) by the Bonus Percentage. The result will be the total award to which the participant will be entitled if Maitland-Smith achieves 100% of all Goals for that Plan Year.

          (3) Weighted Target Amounts. For each Goal a Weighted Target Amount will be calculated by multiplying the Aggregate Target Amount by the weighted percentage applicable to the Goal. The result for each Goal will be the portion of the total award to which the participant will be entitled if Maitland-Smith achieves 100% of that Goal for that Plan Year. The sum of the Weighted Target Amounts will equal the Aggregate Target Amount.

     B.   Mechanics of Determining Awards.

          (1) Maitland-Smith Performance. Maitland-Smith's performance against the Goals will be measured by the percentage of achievement of each Goal. Maitland-Smith's performance with respect to each Goal will be based upon audited results.

          (2) Achievement of Target. The Plan is designed to provide the participant with 100% of his/her Weighted Target Amount with respect to each Goal if Maitland-Smith achieves 100% satisfaction of that Goal.

          (3) Minimum and Maximum Bonus Percentage. Each Plan Year the Committee will establish a minimum percentage (the "Minimum Percentage") with respect to each Goal, which Minimum Percentage will be 35% unless the Committee shall determine otherwise. The Minimum Percentage will be paid regardless of achievement below that level with respect to that Goal.

               Each year the Committee will also establish a maximum bonus percentage (the "Maximum Percentage") with respect to each Goal, which Maximum Percentage will be 125% unless the Committee shall determine otherwise. No amount greater than the Maximum Percentage will be paid with respect to any Goal notwithstanding performance greater than that percentage.

               Under certain circumstances, the Committee may establish Goals the achievement of which contemplate reducing rather than increasing an amount, such as a reduced debt level or reduced SG&A expenses. In any such case, the percentage which will be applied to the Weighted Target Amount for such Goal will be inversely proportional to the performance against the Goal. For example, if a Goal is a year-end debt amount and the actual year-end debt is 105% of the Goal, the percentage of Weighted Target Amount to be paid with respect to that Goal would be 95%. In these circumstances, the minimum and maximum performance percentages will be expressed in terms of figures greater than or less than 100%, respectively.

          (4) Calculation of Award. The percentage of Maitland-Smith's achievement of each Goal will be applied to the Weighted Target Amount for that Goal to determine the amount of the award payable with respect to that Goal. Awards will be calculated separately for each Goal, but will be aggregated and paid as one award check. The examples set forth in Exhibit I illustrate this calculation.

     6. DISCRETIONARY AWARDS PROGRAM. To recognize special needs, a discretionary awards program is part of this Plan. Its objective is to recognize the performance of Maitland-Smith through a more qualitative evaluation, rather than a quantitative evaluation. This could occur, for example, if Maitland-Smith does not achieve one or more Goals due to business or economic reasons beyond its control but, given these adverse circumstances, nonetheless performed well. Under such circumstances, a special award may be granted at the discretion of the Committee.

     7. PAYMENT OF AWARDS. Awards, to the extent immediately deductible as compensation expense by Maitland-Smith for federal income tax purposes, less appropriate withholdings, will be paid by check as soon as practical after the audited close of a fiscal year. To the extent all or any portion of an award is not immediately deductible as compensation expense by Maitland-Smith for federal income tax purposes, payment of such award or portion thereof, as the case may be, will be deferred until following termination of employment of the participant, whereupon such award or such portion thereof, as the case may be, plus simple interest at Maitland-Smith's effective borrowing rate for the period of deferral, less appropriate withholdings, will be paid by check as soon as the same shall become immediately deductible as compensation expense by Maitland-Smith for federal income tax purposes.

     8. NO CONTRACT OF EMPLOYMENT. Participation in the Plan shall not be considered an agreement to employ a participant for any period of time or in any position.

                                    EXHIBIT I


    Assumptions:


      Participant's Base Salary                     $100,000
      Bonus Percentage                                x   20% (of base salary)
                                                    ---------
      Aggregate Target Amount                        $20,000

      Weighted Maitland-Smith Goals:

             Goal 1 (e.g., Net Sales)                        Weighted 25%
             Goal 2 (e.g., Pretax Profit)                    Weighted 75%

      Weighted Target Amounts:

             Goal 1  ($20,000 x 20%)                              $ 5,000
             Goal 2  ($20,000 x 40%)                             $ 15,000
                                                                 --------
             TOTAL                                                $20,000


       Example:

       Maitland-Smith Goal Achievement:

              Goal 1                                           90% of Goal
              Goal 2                                          110% of Goal

        Award Payable:

              Goal 1  (90% x $5,000)                            $ 4,500
              Goal 2  (110% x $15,000)                         $ 16,500
                                                               --------
           TOTAL                                                $21,000

                                   EXHIBIT II
                    MAITLAND-SMITH FURNITURE INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN


                               Participation Form




         PARTICIPANT:  _______________________________________________

         BONUS PERCENTAGE FOR [YEAR]:  ____________ %  OF BASE SALARY




          GOALS FOR [YEAR]                 AMOUNT                WEIGHTING

         Net Sales                       $000,000,000                00%

         Pretax Earnings                 $000,000,000                00%

                                                               Exhibit 21



                              LIST OF SUBSIDIARIES
                                       OF
                      FURNITURE BRANDS INTERNATIONAL, INC.


       Name of Subsidiary                         Jurisdiction of Incorporation

Action Transport, Inc.                                       Delaware
Broyhill Furniture Industries, Inc.                          North Carolina
Broyhill Transport, Inc.                                     North Carolina
Cebu Agency Limited                                          Hong Kong
Classic Design Furnishings, Inc.                             Virginia
Decorative Hardware Solutions Ltd.                           Vanuatu
Design Agency Limited                                        Hong Kong
D-H Retail Space, Inc.                                       Delaware
Drexel Heritage Furniture Industries, Inc.                   Delaware
Fayette Enterprises, Inc.                                    Mississippi
Furniture Brands Export Co., Ltd.                            Barbados
HDM Furniture Industries, Inc.                               Delaware
Henredon Furniture Industries, Inc.                          Delaware
Henredon Transportation Company                              North Carolina
Lane Furniture Industries, Inc.                              Mississippi
Laneventure, Inc.                                            Delaware
Maitland-Smith Asia Holdings Limited                         Vanuatu
Maitland-Smith Cebu, Inc.                                    Philippines
Maitland-Smith Furniture Industries, Inc.                    Delaware
Maitland-Smith Home Furnishings, Inc.                        Delaware
Maitland-Smith Limited                                       Hong Kong
P.T. Maitland-Smith                                          Indonesia
Perabut Bermutu (L) Bhd.                                     Malaysia
The Lane Company, Incorporated                               Virginia
Thomasville Furniture Industries, Inc.                       Delaware
Thomasville Home Furnishings, Inc.                           Delaware

                                                               Exhibit 23











                          Independent Auditors' Consent


The Board of Directors
Furniture Brands International, Inc.:


We consent to incorporation by reference in the registration statements (Nos. 33-65714, 333-6990, 333-39355, 333-80189) on Form S-8 of Furniture Brands
International, Inc. of our report dated January 24, 2002, relating to the consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows and the related schedule for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of Furniture Brands International, Inc.




St. Louis, Missouri
March 25, 2002