Form 10-Q
period 2002-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2002-05-14
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002 or
                                           --------------

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

                     56,277,066 shares as of April 30, 2002
                     --------------------------------------

                          PART I FINANCIAL INFORMATION
                          ----------------------------


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2002.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended March 31, 2002
                         Three Months Ended March 31, 2001

                  Consolidated Statements of Cash Flows:

                         Three Months Ended March 31, 2002
                         Three Months Ended March 31, 2001

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               March 31,             December 31,
                                                                                                   2002                     2001
                                                                                             ----------              -----------
ASSETS

Current assets:
  Cash and cash equivalents.......................                                            $   30,231              $    15,707
  Receivables, less allowances of $20,765
    ($18,841 at December 31, 2001)................                                               400,093                  359,493
  Inventories...(Note 1)..........................                                               376,269                  369,773
  Deferred income taxes...........................                                                24,942                   26,160
  Prepaid expenses and other current assets.......                                                 9,903                    7,582
                                                                                              ----------              -----------
    Total current assets..........................                                               841,438                  778,715
                                                                                              ----------              -----------

Property, plant and equipment.....................                                               618,392                  605,104
  Less accumulated depreciation...................                                               295,820                  283,464
                                                                                              ----------              -----------
    Net property, plant and equipment.............                                               322,572                  321,640
                                                                                              ----------              -----------

Intangible assets.................................                                               359,002                  367,305
Other assets......................................                                                38,450                   35,829
                                                                                              ----------              -----------
                                                                                              $1,561,462              $ 1,503,489
                                                                                              ==========              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense........................                                            $    3,281              $     2,805
  Accounts payable and other accrued expenses.....                                               208,776                  172,490
                                                                                              ----------              -----------
    Total current liabilities.....................                                               212,057                  175,295
                                                                                              ----------              -----------

Long-term debt....................................                                               423,600                  454,400
Deferred income taxes.............................                                                70,783                   69,032
Other long-term liabilities.......................                                                42,976                   45,103

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none...........                                                    -                        -
  Common stock, authorized 100,000,000 shares,
    $1.00 stated value - issued 56,277,066
    shares at March 31, 2002 and
    December 31, 2001.............................                                               56,277                   56,277
  Paid-in capital.................................                                              221,310                  219,469
  Retained earnings...............................                                              553,274                  520,503
  Accumulated other comprehensive income (Note 3).                                               (3,095)                  (5,108)
  Treasury stock at cost (831,233 shares at
    March 31, 2002 and 1,664,666 shares at
    December 31, 2001)............................                                              (15,720)                 (31,482)
                                                                                             ----------              -----------
    Total shareholders' equity....................                                              812,046                  759,659
                                                                                             ----------              -----------
                                                                                             $1,561,462              $ 1,503,489
                                                                                             ==========              ===========

See accompanying notes to consolidated financial statements.


                       FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                          Three Months              Three Months
                                                                                                 Ended                     Ended
                                                                                              March 31,                 March 31,
                                                                                                  2002                      2001
                                                                                          ------------              ------------

Net sales......................................                                           $    634,461              $    506,182

Costs and expenses:
  Cost of operations...........................                                                456,251                   370,416

  Selling, general and administrative expenses.                                                110,298                    84,411

  Depreciation and amortization................                                                 12,556                    15,258
                                                                                          ------------              ------------

Earnings from operations.......................                                                 55,356                    36,097

Interest expense...............................                                                  5,602                     6,769

Other income, net..............................                                                  1,074                       809
                                                                                          ------------              ------------

Earnings before income tax expense.............                                                 50,828                    30,137

Income tax expense.............................                                                 18,057                    10,456
                                                                                          ------------              ------------

Net earnings...................................                                           $     32,771              $     19,681
                                                                                          ============              ============

Net earnings per common share:

  Basic........................................                                                 $ 0.59                    $ 0.39
                                                                                                ======                    ======

  Diluted......................................                                                 $ 0.58                    $ 0.39
                                                                                                ======                    ======

Weighted average common shares outstanding:

  Basic........................................                                             55,195,160                50,021,578
                                                                                            ==========                ==========

  Diluted......................................                                             56,438,315                51,082,872
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



                       FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                            Three Months               Three Months
                                                                                                       Ended                  Ended
                                                                                                    March 31,              March 31,
                                                                                                        2002                   2001
                                                                                                ------------           ------------

   Cash flows from operating activities:
     Net earnings.........................................                                      $     32,771           $     19,681
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization....................                                            12,556                 15,258
         Other noncash items, net.........................                                              (483)                   353
         (Increase) decrease in receivables...............                                           (40,600)                 2,129
         Increase in inventories..........................                                            (6,496)                (2,167)
         Increase in prepaid expenses and other assets....                                            (3,855)                (4,053)
         Increase in accounts payable, accrued interest
           expense and other accrued expenses.............                                            42,533                 11,738
         Increase (decrease)in net deferred tax
           liabilities....................................                                             1,977                 (1,000)
         Increase in other long-term liabilities..........                                               707                  1,231
                                                                                                ------------           ------------
     Net cash provided by operating activities............                                            39,110                 43,170
                                                                                                ------------           ------------

   Cash flows from investing activities:
     Proceeds from the disposal of assets.................                                                 3                     48
     Additions to property, plant and equipment...........                                            (5,534)                (5,534)
                                                                                                ------------           ------------
     Net cash used by investing activities................                                            (5,531)                (5,486)
                                                                                                ------------           ------------

   Cash flows from financing activities:
     Payments of long-term debt...........................                                           (30,800)               (47,000)
     Proceeds from the issuance of treasury stock.........                                            11,745                  2,748
                                                                                                -------------          ------------
     Net cash used by financing activities................                                           (19,055)               (44,252)
                                                                                                ------------           ------------

   Net increase (decrease) in cash and cash equivalents...                                            14,524                 (6,568)
   Cash and cash equivalents at beginning of period.......                                            15,707                 14,606
                                                                                                ------------           ------------
   Cash and cash equivalents at end of period.............                                      $     30,231           $      8,038
                                                                                                ============           ============

   Supplemental Disclosure:
     Cash payments for income taxes, net..................                                      $      4,282           $        170
                                                                                                ============           ============

     Cash payments for interest...........................                                      $      4,915           $     13,184
                                                                                                ============           ============

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)




(1)     Inventories are summarized as follows:

                                                                March 31,           December 31,
                                                                    2002                   2001
                                                            ------------            -----------

              Finished products                             $    188,163            $   187,523
              Work-in-process                                     67,569                 69,507
              Raw materials                                      120,537                112,743
                                                            ------------            -----------
                                                            $    376,269            $   369,773
                                                            ============            ===========


(2)     Weighted  average  shares used in the  computation  of basic and diluted net  earnings  per common share are as follows:

                                                                   Three Months           Three Months
                                                                          Ended                  Ended
                                                                       March 31,              March 31,
                                                                           2002                   2001
                                                                   ------------           ------------

      Weighted average shares used for
        basic net earnings per common
        share                                                        55,195,160             50,021,578
      Effect of dilutive securities:
        Stock options                                                 1,243,155              1,061,294
                                                                     ----------             ----------
      Weighted average shares used for
        diluted net earnings per common
        share                                                        56,438,315             51,082,872
                                                                     ==========             ==========


(3)      Comprehensive income is as follows:

                                                                   Three Months           Three Months
                                                                          Ended                  Ended
                                                                       March 31,              March 31,
                                                                           2002                   2001
                                                                   ------------           ------------

      Net earnings                                                      $32,771                $19,681
      Effect of financial instruments
        accounted for as hedges                                           1,842                    -
      Effect of foreign currency
        translation                                                         171                    -
                                                                        -------                -------
                                                                        $34,784                $19,681
                                                                        =======                =======





(4)     On January 1, 2002 the Company adopted Statement of Financial Accounting
        Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS
        142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested annually for impairment. The Company's intangible assets, consisting of trademarks, trade names and goodwill all have indefinite lives. The following table presents net income on a comparative basis, after adjusting for the amortization of goodwill and other intangible assets:


                                                                           Three Months          Three Months
                                                                                  Ended                 Ended
                                                                               March 31,             March 31,
                                                                                   2002                  2001
                                                                           ------------          ------------
       Net income:
         As reported                                                            $32,771               $19,681
         Amortization of goodwill and other
           intangible assets (net of income
           tax benefit)                                                             -                   2,790
                                                                                --------              -------
                                                                                $32,771               $22,471
                                                                                =======               =======

       Basic earnings per share:
         As reported                                                              $0.59                 $0.39
         As adjusted                                                              $0.59                 $0.45


       Diluted earnings per share:
         As reported                                                              $0.58                 $0.39
         As adjusted                                                              $0.58                 $0.44


(5) In 2001, the Company implemented a restructuring plan which included the closing of 12 manufacturing facilities. As of March 31, 2002, real estate with a carrying value of $8,273 was included in other assets. No significant gains or losses were realized during the three months ended
        March 31, 2002 resulting from changes in the carrying value of these assets.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (referred to herein as the "Company") is the largest manufacturer of residential furniture in the United States. The Company has four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith).

Comparison of Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------

Selected financial information for the three months ended March 31, 2002 and March 31, 2001 is presented below:


(Dollars in millions except per share data)

                                                                      Three Months Ended
                                                           ---------------------------------------
                                                              March 31, 2002       March 31, 2001
                                                           -------------------  ------------------
                                                                       % of                 % of
                                                           Dollars   Net Sales  Dollars   Net Sales
                                                           -------   ---------  -------   ---------
Net sales                                                  $634.5     100.0%    $506.2     100.0%
Earnings from operations                                     55.4       8.7       36.1       7.1
Interest expense                                              5.6       0.9        6.8       1.3
Income tax expense                                           18.0       2.8       10.4       2.1
Net earnings                                                 32.8       5.2%      19.7       3.9%
Net earnings per common share-diluted                        0.58       -         0.39       -

Gross profit (1)                                           $167.1      26.3%    $125.3      24.8%


(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                             Three Months Ended
                                                    March 31,
                                             --------------------
                                                 2002       2001
                                                ------     ------
    Net sales                                   $634.5     $506.2
    Cost of operations                           456.3      370.4
    Depreciation (associated with
      cost of goods sold)                         11.1       10.5
                                                ------     ------
    Gross profit                                $167.1     $125.3
                                                ======     ======


Net sales for the three months ended March 31, 2002 were $634.5 million, compared to $506.2 million in the three months ended March 31, 2001, an increase of $128.3 million or 25.3%. Excluding the impact of Henredon, Drexel Heritage and Maitland-Smith, which the Company acquired as of the close of business on December 28, 2001, the Company's sales showed year-over-year growth of 5.1% in the quarter, reflecting improved business conditions, particularly in middle-price point upholstery products.

Earnings from operations for the three months ended March 31, 2002 increased by $19.3 million or 53.4% from the comparable prior year period. Earnings from operations for the three months ended March 31, 2002 and March 31, 2001 were 8.7% and 7.1% of net sales, respectively. The improved operating profitability was due to the higher sales volume, increased plant utilization, added focus on imported products and past cost reduction efforts. Operating profits also improved due to the adoption of Statement of Financial Accounting Standards No. 142 (FAS 142) which eliminated the amortization of goodwill and other intangible assets by $3.4 million.

Interest expense totaled $5.6 million for the three months ended March 31, 2002 compared to $6.8 million in the prior year comparable period. The decrease in interest expense in the three months ended March 31, 2002 resulted from lower interest rates, offset by the increase in long-term debt used to fund the acquisition. The effective income tax rate was 35.5% and 34.7% for the three months ended March 31, 2002 and March 31, 2001, respectively.

Net earnings per common share for basic and diluted were $0.59 and $0.58, respectively, for the three months ended March 31, 2002, compared with $0.39 and $0.39, respectively, for the same period last year. Basic and diluted net earnings per common share for the three months ended March 31, 2001 adjusted for the adoption of FAS 142 were $0.45 and $0.44, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,195,000 and 56,438,000, respectively, for the three months ended March 31, 2002 and 50,022,000 and 51,083,000, respectively, for the three months ended March 31, 2001.

FINANCIAL CONDITION

Working Capital
---------------

Cash and cash equivalents at March 31, 2002 amounted to $30.2 million, compared with $15.7 million at December 31, 2001. During the three months ended March 31, 2002, net cash provided by operating activities totaled $39.1 million, net cash used by investing activities totaled $5.5 million and net cash used by financing activities totaled $19.1 million.

Working capital was $629.4 million at March 31, 2002, compared with $603.4 million at December 31, 2001. The current ratio was 4.0-to-1 at March 31, 2002, compared to 4.4-to-1 at December 31, 2001.

Financing Arrangements
----------------------

As of March 31, 2002, long-term debt consisted of the following, in millions:

           Revolving credit facility (unsecured)                         $410.0
           Other                                                           13.6
                                                                         ------
                                                                         $423.6

To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On March 31, 2002 there were $410.0 million in cash borrowings and $33.5 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of March 31, 2002, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2002, loans outstanding under the revolving credit facility consisted of $410.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 4.92%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards
------------------------------------------------------------

On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company estimates the impact of discontinuing the amortization of intangible assets will be to increase annual earnings by approximately $0.20 per share.

OUTLOOK
-------

While the Company continues to see weak consumer spending in its sector, it is beginning to see signs the economy is firming up. Orders in the middle-price points, particularly in upholstered products continue to show good year over year comparisons. While the Company has yet to see such a turnaround at the upper end, the cost savings initiatives undertaken during the year should position it for strong operating profit margin improvement as that price category begins to turn as well. The Company believes revenues for the second quarter should be up 25% (4% to 6% excluding the acquisitions) from the second quarter of 2001. The Company is currently projecting earnings per share of $0.53 to $0.57 for the second quarter and $2.35-$2.42 for the full year.

Capital expenditures are forecasted at $35.0 - $40.0 million for 2002, with depreciation expense anticipated to be approximately $50.0 million. Selling, general and administrative expenses for the year are expected to be 16.75% - 17.00% of net sales. Based upon current interest rates and budgeted debt reduction, interest expense is expected to be approximately $23.0 million for 2002. The Company expects to generate in excess of $100.0 million in cash flow from operations, the majority of which will be used to reduce long-term debt.

FORWARD-LOOKING STATEMENTS
--------------------------

The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company's expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include:

Industry Risk
-------------

o Overall business and economic conditions such as the general economic slowdown during 2001, which was in part responsible for a 10.6% decrease in our sales in 2001, could affect future growth in the furniture industry and overall demand for home furnishings.

Sales Risks
-----------

o Changes in customer spending patterns could affect the sales of many of our products, some of which are more profitable than others. We cannot be sure we will achieve our projected mix of product sales.

o Changes in competitive product and pricing pressures in the furniture industry could affect our ability to gain or maintain market share which could in turn impact our future sales and earnings. Our products compete with other widely advertised, well-known, branded products.


o Success of the marketing efforts of our retail customers could affect sales to our customers at the wholesale level.

o The possibility of further failures of large customers such as the failure of Homelife, Montgomery Ward and Heilig-Meyers in 2001, which was in part responsible for a 10.6% decrease in our sales in 2001, could affect our future sales and earnings.

o Our ability to successfully introduce new products could affect our future sales and earnings. Acceptance by the consumer of our new products depends upon factors such as our ability to identify changing consumer tastes and needs and to differentiate our products from those of our competitors.

Cost Control Risks
------------------

o Effects of distribution realignments such as the continuation in 2001 of a program to discontinue certain relationships with retailers that did not meet our standards could affect future sales and earnings. Such program was in part responsible for a 10.6% decrease in our sales in 2001.

o Fluctuations in the cost and availability of raw materials, our ability to maintain favorable supplier relationships and to control costs in general could affect our future earnings.

o Effects of manufacturing realignments and cost savings programs such as our plan to reduce domestic case goods manufacturing capacity in 2001 could affect our future earnings. Such programs can include the consolidation and integration of facilities, functions, systems and procedures. There can be no assurance that such actions will be accomplished as quickly as anticipated or that the expected cost reductions will be achieved in full.

Investment Risk
---------------

o The Board of Directors currently does not anticipate paying cash dividends in the foreseeable future. As a result, the only way you will realize a return on your investment in our stock will depend upon your ability to sell your stock at a profit.

Other risk factors may be listed from time to time in the Company's future public releases and SEC reports.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Secured Credit agreement. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Based upon a hypothetical ten percent increase in interest rates the potential impact to the Company's net earnings would be $0.2 million.

                            PART II OTHER INFORMATION
                            -------------------------

Item 5. Other Information

     On April 8, 2002,  the Company  announced the  appointment of Jeff Young as
     President  and  Chief  Executive  Officer  of  Drexel  Heritage   Furniture
     Industries, Inc., a subsidiary of the Company.


Item 6. Exhibits and Reports on Form 8 -K

     (a)  3. Restated Certificate of Incorporation of the Company, as amended

     (b) A Form 8-K was filed on January 11, 2002, as amended on March 14, 2002 announcing the acquisition substantially all the assets of Henredon Furniture Industries, Inc., Drexel Heritage Furnishings, Inc. and
          Maitland-Smith, Inc. A Form 8-K was filed on January 30, 2002 announcing fourth quarter and full year operating results and projections for the first quarter and full year 2002. A Form 8-K was filed on March 4, 2002 revising projections for the first quarter and full year 2002. A Form 8-K was filed on April 26, 2002 announcing first quarter operating results and projections of second quarter and full year earnings per share.

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


                                   Furniture Brands International, Inc.
                                              (Registrant)



                                    By Steven W. Alstadt
                                       ---------------------------------
                                        Steven W. Alstadt
                                        Controller and
                                        Chief Accounting Officer




Date:  May 13, 2002

                                                                       Ehibit 3


                      RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                              INTERCO INCORPORATED

It is hereby certified that:

     1. (a) The present name of the corporation is INTERCO INCORPORATED (hereinafter called the "Corporation").

     (b) The name under which the Corporation was originally incorporated was International Shoe Company and the date of filing the original Certificate of Incorporation of the Corporation with the Secretary of State of the State of Delaware was March 16, 1921.

     2. Provision for the making of this Restated Certificate of Incorporation is contained in an Order of the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division (the "Court") in Consolidated Case No. 9140442172.

     3. Such Order authorizes and directs the President of the Corporation to make, execute and acknowledge this Restated Certificate of Incorporation.

     4. In accordance with Sections 242, 245 and 303 of the General Corporation Law of the State of Delaware, this Restated Certificate of Incorporation restates and integrates and further amends the provisions of the Restated Certificate of Incorporation of the Corporation filed July 1987, as heretofore amended or supplemented (the "1987 Restated Certificate of Incorporation").

     5. The text of the 1987 Restated Certificate of Incorporation is hereby restated and further amended to read in its entirety as follows:

     FIRST. The name of the Corporation is INTERCO INCORPORATED.

     SECOND. Its registered office in the State of Delaware is located at 32 Lookerman Square, Suite L-100, Dover, Kent County, Delaware 19901. The name and address of its registered agent is The Prentice-Hall Corporation System, Inc., 229 South State Street, Dover, Delaware.

     THIRD. The nature of the business, and the objects and purposes proposed to be transacted, promoted and carried on, are to do any or all of the things herein mentioned, and in any part of the world, as fully and to the same extent as natural persons might or could do, viz:

     (1) To produce, prepare, manufacture, buy, sell, and deal in and with all kinds of boots, shoes. footwear of all kinds, leather, findings, rubber, rubber materials, and fabrics of all sorts and the raw materials from which rubber materials or fabrics are produced and all articles and things of every description that may be produced or manufactured;

     (2) The building, leasing, owning and operating of factories, tanneries, buildings and warehouses for the purpose of producing, manufacturing and selling boots, shoes, footwear of all kinds, leather, rubber and findings, and for the purpose of doing a general mercantile and manufacturing business;

     (3) To manufacture, buy, sell, lease, operate, and deal in and with all kinds of machinery, tools and implements and mechanical devices and contrivances of every name and nature whatsoever; and especially to manufacture, buy, sell, lease, operate, and deal in and with all sorts of boot and shoe machinery of every kind and character whatsoever which may be useful in connection with the manufacture of boots, shoes, or other footwear;

     (4) In general, to produce, prepare, manufacture, and deal in and with goods, wares, merchandise, property, material rights, and things of every class and description;

     (5) To this end, to engage in intrastate and interstate business, and to do these things either as principals, or as agents, factors, brokers, consignees, trustees, or otherwise, and in this, and in all other purposes in this certificate enumerated or referred to, to have others act as agents, factors, brokers, consignees and trustees for the corporation, and to exploit and advertise such businesses by any and all appropriate means, including the manufacture, purchase, rental, lease, and the sale, lease, or exhibition, for profit or otherwise, of motion pictures;

     (6) To build, purchase, or otherwise acquire, install, lease, rent, charter, own, manage, operate, use, mortgage, pledge or otherwise encumber, sell, exchange or otherwise handle, deal with or dispose of tanneries, factories, manufacturing plants, stores, or buildings, warehouses, docks, vessels, airships, aeroplanes, transportation companies and facilities on land and sea and in the air, with all equipment and other property, real, personal, or mixed, deemed by the Corporation to be necessary or advisable;

     (7) To purchase, or otherwise acquire, take, rent, lease, own, manage, use, develop, alter, improve, operate, deal in, handle, hold, borrow or lend money upon, mortgage or otherwise encumber, assign mortgages and deeds of trust upon, exchange, sell or otherwise dispose of, convey and transfer, buildings or other real property, improved and unimproved and any interest therein either within the State of Delaware or any part of the world;

     (8) To apply for, obtain, register, purchase, lease or otherwise acquire and hold, own, use, operate, introduce, sell, assign, or otherwise dispose of and deal with any and all licenses, easements, trademarks, trade names, brands and distinctive marks, and rights analogous thereto, concessions, copyrights and patent rights, whether issued or applied for or not, and all inventions, improvements, formulae, information, and processes used in connection with or secured under letters patent of the United States or elsewhere or otherwise; and to use, exercise, develop, grant licenses in respect of, or otherwise turn to account, any such trademarks, trade names, brands, distinctive marks, and rights analogous thereto, processes, formulae, information, patents, patent rights, copyrights, licenses, inventions, improvements, easements, concessions and the like, and with a view to the working and development of the same, carry on any lawful business whatsoever, whether manufacturing or otherwise, which the Corporation may deem calculated directly or indirectly to accomplish its objects or any of them;

     (9) To make, purchase, otherwise acquire, deal in, enter into and perform, contracts of every sort and kind in connection with the business and powers herein stated with any individual, firm, association or corporation (private, public, quasi-public, or municipal), and with the government of the United States, or of any state, territory, colony, or other subdivision or possession thereof, or of any foreign government, state, territory, colony, or other subdivision or possession thereof;

     (10) To acquire, for the purposes herein set forth, the whole or any part of the assets, business, good will, formulae, processes, contracts, bills, notes and accounts receivable, rights and property of all kinds, and to undertake and assume the whole or any part of the liabilities, of any person, firm, association or corporation within the limits of law, and to pay for the same and/or for any other property, real or personal, which the Corporation may acquire, in cash, stock of this Corporation of any class or classes, bonds or otherwise; to hold, own, mortgage, pledge, encumber, use, operate, develop, manage, hire, lease, rent, assign, transfer, exchange, trade and deal in and with, sell and convey, or in any manner dispose of, the whole or any part of the property so acquired; to conduct any lawful manner the whole or any part of any business so acquired and to exercise all the powers necessary or convenient in and about the conduct and management of such business;

     (11) To purchase or otherwise acquire, hold, own, sell, guarantee the payment of dividends upon, assign, transfer, deliver, mortgage, pledge or otherwise encumber or dispose of shares of the capital stock, of any class, or voting trust certificates or other certificates issued in respect of the shares of the capital stock, of any class, of other corporations or associations, organized or existing under the laws of the State of Delaware, or of any other state, territory, district, colony or dependency of the United States of America or of any foreign country; to purchase, or otherwise acquire, hold, own, sell, assign, transfer, deliver, endorse, guarantee, protect, and assist in the performance and payment of, mortgage, pledge or otherwise encumber or dispose of, notes, bonds, debentures or other securities, obligations or evidences of indebtedness, both principal and interest, or contracts issued, created or entered into by, or any claims against, any person, partnership, firm, corporation or association organized or existing under the laws of the State of Delaware, or of any other state, territory, district, colony, or dependency of the United States of America or of any foreign country; to issue and deliver shares of the capital stock, of any class, bonds, or other obligations of this Corporation in exchange for any such stock, voting trust or other certificates, or for any such bonds, notes, debentures, securities, obligations, contracts, evidences of indebtedness or claims; and while the owner or holder of any such shares of stock, voting trust or other certificates, bonds, notes, debentures, securities, obligations, contracts, evidences of indebtedness or claims, to possess and exercise in respect thereof any and all of the rights, powers and privileges of ownership, including the right to vote upon, or in respect of such shares, voting trust certificates or other certificates in person or by proxy; and upon a distribution of the assets or a division of the profits of this Corporation to distribute any such shares of stock, voting trust or other certificates, bonds, notes, securities, obligations, contracts, evidences of indebtedness or claims, or the proceeds thereof, among the holders of the stock of this Corporation in accordance with their respective interests; to aid, in any manner, any corporation, association, person, partnership or firm, the stock, bonds, obligations, voting trust or other certificates, notes, debentures, securities, contracts, evidences of indebtedness or claims of or against which, or any part thereof, are held or are in any manner endorsed or guaranteed by this Corporation, or in which this Corporation is directly or indirectly interested, and to do any other acts or things for the preservation, protection, improvement or enhancement of the value of any such stocks, certificates, bonds, obligations, notes, debentures, securities, contracts, evidences of indebtedness or claims, and to do any acts or things designed for any such purpose;

     (12) To borrow money and to issue, sell or pledge or otherwise encumber bonds, notes, debentures or other evidences of indebtedness of this Corporation of any character to such amount, and in such denominations and on such terms as the Board of Directors may determine, subject to the other provisions of this Restated Certificate of Incorporation, and to secure the repayment of said money and the performance of the obligations entered into under said bonds, notes, debentures and other evidences of indebtedness and the performance of the covenants, agreements and conditions in any instrument given to secure the same, by pledge, mortgage, deed of trust, assignment in trust, or other encumbrances upon any or all of the property of the Corporation, real, personal or mixed, or otherwise, or, if deemed advisable, by mortgage of its good will or of some or all of the franchises of the Corporation in such manner as may be allowed by law; to draw, make, accept, endorse, take, invest in, purchase or otherwise acquire, hold, own, execute, issue, sell and dispose of, trade and deal in, mortgage, pledge, assign, transfer, and otherwise handle promissory notes, drafts, acceptances, warrants, debentures, checks and other negotiable, non-negotiable, transferable or non-transferable instruments or other evidences of indebtedness and chooses in action;

     (13) To purchase, hold, sell and transfer the shares of its own capital stock; provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital; and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly;

     (14) To carry on the above and any other business in any part of the world, and to do any and all things which may seem to the Corporation capable of being conveniently carried on or done in connection with the objects herein set forth, or any of them, or calculated directly or indirectly to develop the Corporation's business, or to enhance the value of the Corporation's property or rights not forbidden by the laws of the State of Delaware; and to do all or any of the above things in any part of the world, as principals, agents, contractors, consignees, factors, brokers, trustees, or otherwise, and by and through trustees, agents, contractors, consignees, factors: brokers, or otherwise, and either alone or in conjunction with other individuals, firms, associations or corporations; and

     (15) To engage in any other lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

     The objects and purposes specified herein shall, except where otherwise expressed, be in no way limited or restricted by reference to or inference from the terms of any other clause or paragraph of this Restated Certificate of Incorporation. The objects, purposes and powers specified in each of the clauses or paragraphs in this Restated Certificate of Incorporation shall be regarded as independent objects, purposes and powers.

     The foregoing shall be construed both as objects, purposes and powers and the enumeration thereof shall not be held to limit or restrict in any manner the lawful powers of this Corporation.

     FOURTH. The total number of shares of capital stock of all classes which the Corporation shall have the authority to issue is One Hundred Ten Million (110,000,000) shares; all of such shares shall be without nominal or par value; Ten Million (10,000,000) shares shall be Preferred Stock and One Hundred Million (100,000,000) shares shall be Common Stock. All persons who shall acquire stock in the Corporation shall acquire the same subject to the provisions of this Restated Certificate of Incorporation.

     Pursuant to Section 8.06 of the Joint Plan of Reorganization of the Corporation as confirmed by the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division in Consolidated Case No. 9140442172 (the "Plan"), as of the Effective Date (as that term is defined in the Plan), any and all of the authorized capital stock of the Corporation, whether issued or unissued, including any right to acquire such capital stock pursuant to any agreement, arrangement, or understanding, including, but not limited to, the Old Common Stock Rights Agreement (as that term is defined in the Plan) or upon exercise of conversion rights, exchange rights, warrants, options, Old Common Stock Purchase Rights or other rights, existing immediately prior to the Effective Date was deemed cancelled and of no further force or effect without any action on the part of the stockholders or Board of Directors of the Corporation. The holders of such cancelled capital stock and any cancelled right to acquire such capital stock have no rights arising from or relating to such capital stock (or the stock certificates representing such cancelled stock) or any right to acquire such capital stock or the cancellation thereof.

     Notwithstanding anything contained in this Restated Certificate of Incorporation to the contrary, the Corporation will not issue nonvoting equity securities to the extent prohibited by Section 1123 of the Bankruptcy Code; provided, however, that this paragraph: (a) will have no further force and effect beyond that required under Section 1123 of the Bankruptcy Code, (b) will have such force and effect, if any, only for so long as such Section is in effect and applicable to the Corporation, and (c) in all events may be amended or eliminated in accordance with applicable law from time to time in effect.

     The designations and the powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of the classes of stock of this Corporation which are fixed by this Restated Certificate of Incorporation, and the express grant of authority to the Board of Directors to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions of the shares of Preferred Stock, which are not fixed by this Restated Certificate of Incorporation, are as follows:

                        SUBDIVISION ONE - PREFERRED STOCK

     A. The Preferred Stock may be issued from time to time in any amount, not exceeding in the aggregate (including all shares of any and all series thereof theretofore issued and not theretofore or concurrently therewith redeemed or theretofore converted) the total number of shares of Preferred Stock hereinabove authorized, as preferred Stock of one or more series, as hereinafter provided. All shares of any one series of Preferred Stock shall be alike in every particular. Each series of Preferred Stock shall be distinctively designated by letter or descriptive words and all series shall rank equally and be identical in all respects except as permitted by the provisions of Section B of this SUBDIVISION ONE.

     B. Authority is hereby expressly granted to and vested in the Board of Directors of the Corporation to cause the Preferred Stock to be issued from time to time in one or more series and in connection therewith to fix by resolution or resolutions (collectively, a "Preferred Stock Designation") providing for the issue of such series the number of shares to be included in such series and the designations and such voting powers, full or limited, or no voting powers, and such of the preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of such series of the Preferred Stock which are not fixed by this Restated Certificate of Incorporation, to the full extent now or hereafter permitted by the laws of the State of Delaware. Without limiting the generality of the grant of authority contained in the preceding sentence, the Board of Directors is authorized to determine any or all of the following, and the shares of each series may vary from the shares of any other series in any or all of the following respects:

     (1) The number of shares of such series (which may subsequently be increased, except as otherwise provided by the resolutions of the Board of Directors providing for the issue of such series, or decreased to a number not less than the number of shares then outstanding) and the distinctive designation thereof;

     (2) The dividend rights, if any, of such series, the dividend preferences, if any, as between such series and any other class or series of stock, whether and the extent to which shares of such series shall be entitled to participate in dividends with shares of any other series or class of stock, whether and the extent to which dividends on such series shall be cumulative, and any limitations, restrictions or conditions on the payment of such dividends;

     (3) The time or times during which, the price or prices at which, and any other terms or conditions on which the shares of such series may be redeemed, if redeemable;

     (4) The rights of such series, and the preferences, if any, as between such series and any other class or series of stock, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and whether and the extent to which shares of any such series shall be entitled to participate in such event with any other class or series of stock;

     (5) The voting powers, if any, in addition to the voting powers prescribed by law of shares of such series, and the terms of exercise of such voting powers;

     (6) Whether shares of such series shall be convertible into or exchangeable for shares of any other series or class of stock, or any other securities, and the terms and conditions, if any, applicable to such right; and

     (7) The terms and conditions, if any, of any purchase, retirement or sinking fund which may be provided for the shares of such series.

                         SUBDIVISION TWO - COMMON STOCK

     A. The Common Stock of this Corporation may be issued, from time to time, for such consideration as may be fixed, from time to time, by the Board of Directors.

     B. After full cumulative dividends upon the Preferred Stock then outstanding shall have been paid for all past dividend periods in accordance with, and if required by, the terms of any Preferred Stock Designation, and after or concurrently with making such payments, or declaring and setting apart for payment in accordance with, and if required by, the terms of the Preferred Stock Designation, full dividends on the Preferred Stock then outstanding to the end of the then current dividend period, then and not otherwise, the holders of Common Stock shall, subject to the provisions hereof, be entitled to receive, out of any net profits or net assets of the Corporation legally available for dividends, such dividends as may from time to time be declared by the Board of Directors.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, after the holders of the Preferred Stock then outstanding shall have received the full preferential amounts, if any, to which such holders are entitled pursuant to the terms of the Preferred Stock Designation upon such voluntary or involuntary liquidation, dissolution or winding up, the holders of Common Stock shall be entitled to share ratably in all assets of the Corporation then remaining according to the number of shares of Common Stock held by them respectively.

     All holders of Common Stock shall be entitled to one vote for each share of Common Stock standing of record in their respective names; subject, however, to the provisions of the ByLaws of the Corporation as from time to time amended with respect to the closing of the transfer books and the fixing of a record date.

     C. The holders of Common Stock shall have no pre-emptive right to purchase or subscribe for any shares of capital stock of the Corporation of any class whether now or hereafter authorized.

     FIFTH. The Corporation is to have perpetual existence.

     SIXTH. The private property of the stockholders of the Corporation shall not be subject to the payment of corporate debts to any extent whatsoever.

     SEVENTH. (a) The following provisions are inserted for the conduct of the affairs of the Corporation, and it is expressly provided that the same are intended to be in furtherance and not in limitation or exclusion of the powers conferred by statute:

     (1) The number of directors of the Corporation (exclusive of directors (the "Preferred Stock Directors") who may be elected by the holders of any one or more series of Preferred Stock which may at any time be outstanding, voting separately as a class or classes pursuant to rights to elect directors under specified circumstances) shall not be less than nine nor more than twenty-one, the exact number within said limits to be fixed from time to time solely by resolution of the Board of Directors, acting by not less than a majority of the directors then in office.

     (2) The Board of Directors (exclusive of Preferred Stock Directors, if any) shall be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Subject to the provisions of paragraphs (a)(3) and (b) of this Article SEVENTH, (i) the terms of one such class of the directors in office as of the Effective Date shall expire at the first annual meeting of stockholders held after the Effective Date, the terms of a second such class of such directors shall expire at the second annual meeting of stockholders held after the Effective Date, and the terms of the third such class of such directors shall expire at the third annual meeting of stockholders held after the Effective Date, and (ii) at each annual meeting of stockholders, directors of each class the term of which shall then expire shall be elected to hold office for a three-year term and until the election and qualification of their respective successors in office. If the number of directors (other than Preferred Stock Directors, if any) is changed, any increase or decrease shall be apportioned by the Board of Directors among the three classes so that the number in each class shall be as nearly equal as possible. Election of directors need not be by ballot unless the By-Laws so provide.

     (3) Pursuant to the Plan, three new directors were designated as "Class A Directors" to hold office for a term beginning on the Effective Date and expiring at the third annual meeting of stockholders held after the Effective Date (but in no event earlier than June 1, 1995). Such directors and their successors are referred to herein as "Class A Directors". All Class A Directors, whether in office at the Effective Date or elected as a successor to any such director, shall be assigned to the class of directors whose terms expire at the third annual meeting of stockholders held after the Effective Date (but in no event earlier than June 1, 1995), and from and after such meeting all references to Class A Directors in this Restated Certificate of Incorporation will expire and have no further force or effect, without any action on the part of the stockholders or the Board of Directors of the Corporation.

     (4) Subject to the rights of the holders of any one or more series of Preferred Stock then outstanding to elect directors under circumstances specified  in any  Preferred  Stock  Designation,  newly  created  directorships resulting  from any  increase  in the  authorized  number of  directors,  or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause, shall be filled solely by the Board of Directors acting by a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors, except that vacancies in the positions of the Class A Directors shall be filled by the remaining Class A Directors with a substitute reasonably acceptable to a majority of the directors, other than the Class A Directors, then in office. Any director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the class of directors in which the new directorship was created or the vacancy occurred and until such director's successor shall have been elected and qualified. No decrease in the number of directors shall shorten the term of any incumbent director.

     (5) Subject to the rights of the holders of any one or more series of Preferred Stock then outstanding to elect directors under circumstances specified in any Preferred Stock Designation, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of a majority of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class; provided that in the case of Class A Directors the affirmative vote of the holders of at least a majority of the shares of Common Stock actually voting at a meeting called for such purpose, excluding any shares of Common Stock or other securities of which a Substantial Stockholder is the Beneficial Owner, shall also be required.

     (6) The By-Laws may prescribe the number of directors necessary to constitute a quorum and such number may be less than a majority of the total number of directors, but shall not be less than one-third of the total number of directors.

     (7) Except as may be otherwise provided by statute or in this Restated Certificate of Incorporation, the business and affairs of the Corporation shall be managed under the direction of the Board of Directors.

     (8) Notwithstanding any other provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class of stock of the Corporation entitled to vote generally in the election of directors required by law or this Restated Certificate of Incorporation, the affirmative vote of (i) the holders of not less than three-fourths of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class at a meeting called for such purpose, and (ii) in addition, the holders of a majority of the combined voting power of such shares (or in the case of any alteration, amendment, adoption of an inconsistent provision or repeal relating to Class A Directors, a majority of the shares of Common Stock) actually voting at such meeting, excluding any shares of Common Stock or other securities of which a Substantial Stockholder is the Beneficial Owner, shall be required to alter, amend, adopt any provision inconsistent with or repeal this Article SEVENTH or paragraph (a) of Article EIGHTH.

     (9) For purposes of this Article SEVENTH and Articles ELEVENTH and TWELFTH, the term "Substantial Stockholder" shall mean and include (other than the Corporation or any subsidiary and other than any employee benefit plan of the Corporation or any subsidiary or any trustee of or fiduciary with respect to any such plan when acting in such capacity, all of which are excluded from such definition): (a) any individual, corporation, partnership or other person or entity which, together with its Affiliates and Associates, is the Beneficial Owner in the aggregate of more than ten percent of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, and (b) any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.

     For purposes of this Article SEVENTH and Articles ELEVENTH and TWELFTH, the following terms shall be defined by reference to the Securities Exchange Act of 1934 and the Rules in effect thereunder on the Effective Date: "Affiliate" under Rule 12b-2, "Associate" under Rule 12b-2; and "Beneficial Owner" under Rule 13d-3.

     (b) Notwithstanding anything contained in this Restated Certificate of Incorporation to the contrary, Paragraphs (a)(1), (a)(2) and (a)(5) of this Article SEVENTH will expire and have no further force and effect, and Paragraph
(a)(8) of this Article SEVENTH will apply only to amendment of Paragraph (a)(9) of this Article SEVENTH, without any action on the part of the stockholders or Board of Directors of the Corporation, at and from and after the first annual meeting of stockholders of the Corporation held on or after June 1, 1995, and the terms of all directors then in office shall terminate at such meeting, unless such Paragraphs are continued in effect by the affirmative vote at such meeting of the holders of a majority of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class.

     EIGHTH. In furtherance and not in limitation of the powers conferred by the laws of the State of Delaware, the Board of Directors is expressly authorized:

     (a) To make and alter the By-Laws of the Corporation subject to the power of the stockholders, at the time entitled to vote, to alter or repeal By-Laws made by the Board of Directors;

     (b) To fix the amount to be reserved as working capital and, subject to the other provisions of this Restated Certificate of Incorporation, to authorize and cause to be executed mortgages and liens upon the property and franchises of the Corporation;

     (c) If a resolution passed by a majority of the whole Board so provides, to designate three or more of their number to constitute an Executive Committee, which Committee shall for the time being, as provided in said resolution or in the By-Laws of the Corporation, have and exercise any or all of the powers of the Board of Directors in the management of the business and affairs of the Corporation and have power to authorize the seal of the Corporation to be affixed to all papers which may require it;

     (d) From time to time to determine whether, to what extent, at what times and places and under what conditions and regulations the books and accounts of the Corporation, or any of them other than the stock ledger, shall be open to the inspection of the stockholders; and no stockholder shall have any right to inspect any account or book or document of the Corporation, except as conferred by law or authorized by resolution of the directors or of the stockholders;

     (e) If the By-Laws so provide, the stockholders and directors shall have power to hold their meetings, to have an office or offices and to keep the books of the Corporation (subject to the provisions of the statute) outside of the State of Delaware at such places as may from time to time be designated by them, whether within or without the United States of America; and

     (f) The Corporation may in its By-Laws confer powers additional to the foregoing upon the directors, in addition to the powers and authority expressly conferred upon them by law.

     NINTH. No contract or other transaction between the Corporation and any other corporation and no act of the Corporation shall in any way be affected or invalidated by the fact that any of the directors of the Corporation are pecuniarily or otherwise interested in, or are directors or officers of, such other corporation; any director individually, or any firm of which any director may be a member, may be a party to, or may be pecuniarily or otherwise interested in, any contract or transaction of the Corporation, provided that the fact that he or such firm is so interested, shall be disclosed or shall have been known to the Board of Directors or a majority thereof; and any director of the Corporation who is also a director or officer of such other corporation or who is so interested may be counted in determining the existence of a quorum at any meeting of the Board of Directors of the Corporation which shall authorize any such contract or transaction, and may vote thereat to authorize any such contract or transaction with like force and effect as if he were not such director or officer of such other corporation or not so interested.

     TENTH. The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Restated Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

     ELEVENTH. Except as otherwise provided in this Restated Certificate of Incorporation, any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders of the Corporation and may not be effected by consent in writing by such stockholders. Special meetings of stockholders of this Corporation may be called only by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors, or by the holders of not less than one-fifth of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors (by written notice delivered to the Secretary of the Corporation), upon not less than ten and not more than sixty days written notice.

     This Article ELEVENTH (and paragraph (a)(9) of Article SEVENTH to the extent the terms being amended are used in this Article ELEVENTH) may be altered, amended or repealed or an inconsistent provision adopted only upon the affirmative vote of (i) the holders of not less than three-fourths of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class at a meeting called for such purpose, and (ii) in addition, the holders of a majority of the combined voting power of the shares of Common Stock and any other class of stock voting on such matter as a single class with the Common Stock actually voting at such meeting, excluding any shares of Common Stock and other securities of which a Substantial Stockholder is the Beneficial Owner.

     TWELFTH. The Corporation shall not engage in any Affiliate Transaction unless the same shall have been approved by a majority of the Disinterested Directors (including, until the first annual meeting of stockholders of the Corporation held on or after June 1, 1995, at least one Class A Director) and, if the Affiliate Transaction must be approved by stockholders under applicable law and no Substantial Stockholder is the record owner of at least 90% of the outstanding shares of Common Stock and any other class of stock voting on such transaction as a single class with such Common Stock, by the holders of a majority of the combined voting power of such shares actually voting on such transaction at a meeting called for such purpose, excluding any shares of Common Stock and other securities of which the Substantial Stockholder involved in such transaction is the Beneficial Owner. If, at any time, there is no Disinterested Director, a Substantial Stockholder will not be permitted to engage in an Affiliate Transaction except with the affirmative vote of the holders of at least a majority of the combined voting power of the shares of Common Stock and any other class of stock voting on such transaction as a single class with the Common Stock actually voting at a meeting called for such purpose, excluding any shares of Common Stock and other securities of which such Substantial Stockholder is the Beneficial Owner.

     For purposes of this Article TWELFTH, the term "Affiliate Transaction" shall mean:

     (1) Any merger or consolidation of the Corporation or any subsidiary of the Corporation with any Substantial Stockholder, regardless of which entity survives;

     (2) Any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Substantial Stockholder of any assets of the Corporation or any subsidiary of the Corporation;

     (3) The issuance or transfer by the Corporation or any subsidiary of the Corporation of any securities of the Corporation or any such subsidiary to any Substantial Stockholder in exchange for cash, securities or other property (or a combination thereof);

     (4) Any reclassification of securities, or any recapitalization, of the Corporation or any of its subsidiaries, or any merger or consolidation of the Corporation with any of its subsidiaries (whether or not involving a Substantial Stockholder) or any similar transaction, if the transaction would have the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any subsidiary, of which a Substantial Stockholder is the Beneficial Owner; or

     (5) Any other transaction between the Corporation or any of its subsidiaries and a Substantial Stockholder, including, without limitation, payments of compensation and management fees, but excluding customary directors' fees and other expense reimbursements payable to all directors.

Notwithstanding the foregoing, the following shall be excluded from the definition of "Affiliate Transaction":

     (1) Bona fide loans (excluding loans convertible into equity) made to the Corporation or any of its subsidiaries by one or more Substantial Stockholders in an aggregate amount not to exceed $10,000,000 in any 12-month period;

     (2) Issuances to a Substantial Stockholder in bona fide offerings of equity, convertible or equity-related securities of the Corporation made for the purpose of raising capital (excluding offerings primarily intended as management or employee compensation) on the same terms as are offered to participants who are not Affiliates, Associates, directors, officers or employees of the Corporation or any Substantial Stockholder or any subsidiary of any thereof, but only to the extent such issuance is required to prevent dilution of such Substantial
          Stockholder's percentage interest in the Common Stock of the Corporation on a fully diluted basis;

     (3) The repurchase of debt or equity securities from a Substantial Stockholder on terms identical to those being offered to all other holders of the same securities or, in the case of debt securities only, at market;

     (4) The preparation and filing of one or more registration statements with respect to securities of the Corporation received by any Substantial Stockholder pursuant to or in connection with the Plan and payment of reasonable expenses associated therewith, other than underwriting discounts and commissions, and all actions relating to the foregoing; and

     (5)  Immaterial transactions in the ordinary course of business between the
          Corporation   or  any  of  its   subsidiaries   and  any   Substantial
          Stockholder.

     For purposes of this Article TWELFTH, the term "Disinterested Director" shall mean any member of the Board of Directors of the Corporation who, at the relevant time, is not an employee or officer of the Corporation or any of its subsidiaries, Affiliates or Associates, and is not a Substantial Stockholder or a director, officer or employee of a Substantial Stockholder.

     This Article TWELFTH (and paragraph (a)(9) of Article SEVENTH to the extent the terms being amended are used in this Article TWELFTH) may be altered, amended or repealed or an inconsistent provision adopted only upon the affirmative vote of (i) the holders of not less than three-fourths of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class at a meeting called for such purpose, and (ii) in addition, the holders of a majority of the combined voting power of the shares of Common Stock (and, in the case of any alteration, amendment or repeal or adoption of an inconsistent provision not relating to Class A Directors, any other class of stock voting on such matter as a single class with the Common Stock) actually voting at such meeting, excluding any shares of Common Stock (or other securities) of which a Substantial Stockholder is the Beneficial Owner.

     In accordance with Section 203(b) of the General Corporation Law of the State of Delaware, the Corporation hereby elects not to be governed by Section 203 of the General Corporation Law of the State of Delaware which restricts the consummation of certain business combination transactions in certain circumstances.

THIRTEENTH.

     1. In addition to any affirmative vote required or permitted by law or this Restated Certificate of Incorporation or the By-Laws of the Corporation, and except as otherwise expressly provided in Paragraphs l(a) and l(b) of this Article THIRTEENTH, the Corporation shall not effect, directly or indirectly, any Stock Repurchase from an Interested Stockholder unless said Stock Repurchase is authorized by the affirmative vote of the holders of a majority of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors ("Voting Stock"), voting together as a single class, actually voting on such transaction at a meeting called for such purpose, excluding any shares which are beneficially owned by such Interested Stockholder.

     The preceding provision of this Article THIRTEENTH shall not be applicable to any Stock Repurchase from an Interested Stockholder if such Stock Repurchase is effected by the Corporation pursuant to:

     (a) a tender offer or exchange offer by the Corporation for some or all of the outstanding shares of any or all classes of stock of the Corporation made on the same terms to all holders of such shares; or

     (b) an open market stock purchase program approved by a majority of those members of the Board of Directors who are not directors, officers, employees, Affiliates or Associates of an Interested Stockholder or any Affiliate or Associate of an Interested Stockholder.

     2. For purposes of this Article THIRTEENTH:

     (a) The following terms shall be defined by reference to the Securities Exchange Act of 1934 and the Rules in effect thereunder on the Effective Date: "Affiliate" under Rule 12b-2; "Associate" under Rule 12b-2; "Subsidiary" under Rule 12b-2; and "Beneficial Owner" under Rule 13d-3.

     (b) An "Interested Stockholder" shall mean a Person (other than any Subsidiary of the Corporation, any profit-sharing, employee stock ownership or other employee benefit plan of the Corporation or any Subsidiary of the Corporation, or any trustee of or fiduciary with respect to any such plan when acting in such capacity, all of which shall be excluded from such definition) who: (i) has been a Beneficial Owner for a period of less than two years immediately prior to the Determination Date of five percent or more of the issued and outstanding shares of Voting Stock (including any Voting Stock which such Person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding); or (ii) is an Affiliate of the Corporation who was the Beneficial Owner of five percent or more of the issued and outstanding shares of Voting Stock at any time within the two-year period immediately prior to the Determination Date; or (iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were beneficially owned by any Interested Stockholder at any time within the two-year period immediately prior to the Determination Date, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

     (c) The term "Stock Repurchase" shall mean any direct or indirect purchase by the Corporation or any Subsidiary of the Corporation of any shares of the Voting Stock at a price greater than the Market Price of such shares, or any direct or indirect purchase of such shares for any consideration other than cash.

     (d) "Market Price" shall mean the closing sale price on the last trading day immediately preceding the Determination Date of a share of the Corporation's Voting Stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such Voting Stock is not listed on such Exchange, on the principal United States securities exchange on which such Voting Stock is listed, or, if such Voting Stock is not listed on any such exchange, the closing bid quotation with respect to a share of such Voting Stock on the last trading day immediately preceding the Determination Date on the National Association of Securities Dealers, Inc. Automated Quotations System or any similar system then in use, or if no such quotations are available, the fair market value on the Determination Date of a share of such Voting Stock as determined in good faith by a majority of the Board of Directors.

     (e) "Determination Date" shall mean the date upon which the determination of Market Price is made by the Board of Directors.

     (f) The term "Person" shall mean any individual, firm, corporation or other entity and shall include any group comprising any person and any other person with whom such person or any Affiliate or Associate of such person has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of stock.

     3. The Board of Directors shall have the power and duty to determine for the purposes of this Article THIRTEENTH on the basis of information known to its members after reasonable inquiry, (1) whether a Person Is, and if so, when such Person became, an Interested Stockholder, (2) the number of shares of Voting Stock of the Corporation or other securities of which any Person is a Beneficial Owner and the number of votes entitled to be cast by such Person, (3) whether a Person is an Affiliate or Associate of another, and (4) whether the price proposed to be paid for any shares of stock of the Corporation is in excess of the Market Price of such shares. Any such determination made in good faith shall be binding on and conclusive for all parties.

For the purposes of determining whether a Person is an Interested Stockholder pursuant to Paragraph 2(b) of this Article, the shares of Voting Stock deemed to be outstanding shall include shares deemed beneficially owned by such Person through application of Paragraph 2(a) of this Article, but shall not include any other shares of Voting Stock that may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

     4. Notwithstanding any other provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class of Voting Stock required by law or this Restated Certificate of Incorporation, the affirmative vote of the holders of at least three-fourths of the Voting Stock, voting together as a single class, shall be required to alter, amend, adopt any provision inconsistent with or repeal this Article THIRTEENTH.

     5. Notwithstanding anything contained in this Restated Certificate of Incorporation to the contrary, Paragraph 4 of this Article THIRTEENTH will expire and have no further force' and effect, without any action on the part of the stockholders or Board of Directors of the Corporation, at the first annual meeting of the stockholders of the Corporation held on or after June 1, 1995 unless such provisions are continued in effect by the affirmative vote at such meeting of the holders of not less than a majority of the combined voting power of the outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class.

     FOURTEENTH. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such director as a director, except (i) for breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit. The Corporation shall indemnify its directors and officers to the fullest extent permitted by Section 145 of the Delaware General Corporation Law. No amendment to or repeal of this Article FOURTEENTH shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal. If the Delaware General Corporation Law is amended hereafter to expand or limit the liability of a director, then the liability of a director of the Corporation shall be expanded to the fullest extent required or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

     FIFTEENTH. No director or Substantial Stockholder (as that term is defined in Article SEVENTH hereof) shall have any obligation to bring to the attention of the Corporation any business or other corporate opportunity which has come to his or its attention solely by virtue of his or its involvement, as the case may be, in any business enterprise (other than the Corporation or its subsidiaries) in which such director or Substantial Stockholder has an interest.

     SIXTEENTH. Except as provided in Articles FOURTEENTH and FIFTEENTH hereof, nothing contained in this Restated Certificate of Incorporation shall be construed to relieve any person or entity from any fiduciary obligation imposed by law.


Signed and attested to as of July 29, 1992.


                                      /s/  R.B. Loynd
                                      -----------------------
                                      President


Attest:

  /s/ D. A. Patterson
--------------------------
Secretary





STATE OF MISSOURI          )
                           )    ss.:
COUNTY OF ST.  LOUIS       )


     BE IT REMEMBERED THAT, on July 29, 1992, before me, a Notary Public duly authorized by law to take acknowledgement of deeds, personally came R.B. Loynd who duly signed the foregoing instrument before me and acknowledged that such signing is his act and deed, that such instrument as executed is the act and deed of said corporation, and that the facts stated therein are true.

     GIVEN under my hand on July 29, 1992.


                                /s/  Betty Mathes
                               ---------------------------------------------
                                Notary Public

                            CERTIFICATE OF AMENDMENT

                                       OF

                      RESTATED CERTIFICATE OF INCORPORATION


     INTERCO INCORPORATED, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY
CERTIFY:

     FIRST: That the Board of Directors of said corporation, at a meeting duly convened and held on the 26th day of January, 1993, proposed amendments to the corporation's Restated Certificate of Incorporation, and at such meeting adopted resolutions setting forth the amendments proposed, declaring their advisability and directing that the amendments proposed be considered at the next annual meeting of stockholders of said corporation; said amendments are as follows:

     The Restated Certificate of Incorporation of INTERCO INCORPORATED be, and it hereby is, amended as follows:

     Article FOURTH is hereby amended by deleting the third paragraph thereof.

     Article SEVENTH is hereby amended by deleting Paragraph (a)(2) and substituting the following in lieu thereof:

          "(2) As of the Effective Date, The Board of Directors (exclusive of Preferred Stock Directors, if any) was divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Subject to the provisions of Paragraphs (a)(3) and (b) of this Article SEVENTH, (i) the terms of one such class of the directors in office as of the Effective Date shall expire at the first annual meeting of stockholders held after the Effective Date, the terms of a second such class of such directors shall expire at the second annual meeting of stockholders held after the Effective Date, and the terms of the third such class of such directors shall expire at the third annual meeting of stockholders held after the Effective Date, and (ii) at each annual meeting of stockholders, directors of each class the term of which shall then expire shall be elected to hold office for a one-year term and until the election and qualification of their respective successors in office. If the number of directors (other than Preferred Stock Directors, if any) is changed, any increase or decrease shall be apportioned by the Board of Directors among the classes so that the number in each class shall be as nearly equal as possible. Election of directors need not be by ballot unless the By-Laws so provide."

     Article SEVENTH is hereby further amended by deleting the date, "June 1, 1995" in the first and last sentences of Paragraph (a)(3) and in Paragraph (b) and substituting in lieu thereof the date, "May 1, 1995."

     Article TWELFTH is hereby amended by deleting the date, "June 1, 1995" in the first sentence of the Article and substituting in lieu thereof the date, "May 1, 1995."

     SECOND: That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendments.

     THIRD: That said amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     FOURTH: That the capital of said corporation will not be reduced under or by reason of said amendments.

     IN WITNESS WHEREOF, said INTERCO INCORPORATED has caused its corporate seal to be hereunto affixed and this certificate to be signed by Richard B. Loynd, its Chairman of the Board, and attested by Duane A. Patterson, its Secretary, this 5th day of May, 1993.

                                    INTERCO INCORPORATED


ATTEST:                        By  /s/  Richard B. Loynd
                                   ---------------------------------
                                        Richard B. Loynd
By  /s/  Duane A. Patterson             Chairman of the Board
  --------------------------
     Duane A. Patterson
     Secretary

                   Certificate of Ownership and Merger Merging

                             Interco Furniture, Inc.

                            into INTERCO INCORPORATED

               Pursuant to Section 253 of The General Corporation
                          Law of the State of Delaware



     INTERCO INCORPORATED, a corporation organized and existing pursuant to the provisions of the General Corporation Law of the State of Delaware (the "Corporation") DOES HEREBY CERTIFY:

     FIRST: That the Corporation owns all the outstanding capital stock of Interco Furniture, Inc., a Delaware corporation (the "Subsidiary Corporation"); and

     SECOND: That by resolutions of its board of directors duly adopted on the 30th day of January 1996, the Corporation determined to effect a merger into itself (the "Merger") of the Subsidiary Corporation. A true copy of such resolutions, which have not been modified or amended and remain in full force and effect on the date hereof, it attached hereto as Exhibit A; and

     THIRD: That the Merger shall become effective at 12:01 a.m. on March 1, 1996; and

     FOURTH: That the Corporation shall be the surviving corporation in the Merger; and

     FIFTH: That upon the effectiveness of the Merger, the name of the Corporation as specified in Paragraph 1(a) of the Corporation's Restated
Certificate of Incorporation, as heretofore amended, shall be changed to Furniture Brands International, Inc.

     IN WITNESS WHEREOF, the Corporation has caused this Certificate of Ownership and Merger to be signed by its Chairman and attested by its Secretary, and its corporate seal to be affixed hereto as of the 26th day of February, 1996.


                                 INTERCO INCORPORATED

                        By:      /s/  R.B. Loynd
                                 --------------------------------------------
                                  Richard B. Loynd, Chairman


Attest:

   /s/ Lynn Chipperfield
----------------------------
Lynn Chipperfield, Secretary

                      RESOLUTIONS OF THE BOARD OF DIRECTORS

                                       OF

                              INTERCO INCORPORATED



RESOLVED, That Interco Furniture, Inc., a Delaware corporation, (the "Subsidiary"), shall be merged into the corporation pursuant to Section 253 of the General Corporation Law of the State of Delaware (the "Merger"); and that the Merger shall become effective, and the corporate existence of the Subsidiary shall cease at 12:01 a.m. on March 1, 1996 (such time being called the "Effective Time").

RESOLVED, That the Corporation shall be the surviving corporation in the Merger (the "Surviving Corporation"), which shall continue its corporate existence under the General Corporation Law of the State of Delaware (the `DGCL"), including the provisions of Section 259 thereof, and shall possess all the rights and assets of each of the Corporation and the Subsidiary (the "Constituent Corporations") in the Merger and be subject to all the liabilities and obligations of each of the Constituent Corporations in accordance with the provisions of the DGCL.

RESOLVED, That from and after the Effective Time the name of the Corporation, as specified in Paragraph 1(a) of the Corporation's Restated Certificate of Incorporation, as heretofore amended, shall be changed to Furniture Brands International, Inc.

RESOLVED, That, except as hereinabove provided in these resolutions with respect to the name of the Corporation, the Restate Certificate of Incorporation of the Corporation, as heretofore amended, shall continue in full force and effect as the certificate of incorporation of the Surviving Corporation, until amended as provided by law.

RESOLVED, That the Corporation shall file a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware pursuant to Sections 103 and 253 of the DGCL. As soon as practicable following such filing with the Secretary of State, the Surviving Corporation shall file or cause to be filed a copy of the aforesaid Certificate of Ownership and Merger, certified by the Secretary of State of the State of Delaware, in the office of the Recorder of the County of New Castle in the State of Delaware in accordance with the provisions of Sections 103 and 253 of the DGCL.

                              C E R T I F I C A T E



     The undersigned, Secretary of INTERCO INCORPORATED, a Delaware corporation (the "Corporation"), certifies that attached hereto is a true and correct copy of resolutions duly adopted by the Board of directors of the Corporation at a meeting duly called and held on January 30, 1996, at which a quorum was present and acting throughout, and that said resolutions have not been amended, modified or rescinded and remain in full force and effect on the date hereof.

     IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Corporation.





                                     /s/  Lynn Chipperfield
                                     -----------------------------------------
                                     Lynn Chipperfield, Secretary




Dated:  February 26, 1996

                                STATE of DELAWARE
                           CERTIFICATE of AMENDMENT of
                    RESTATED CERTIFICATE of INCORPORATION of
                      FURNITURE BRANDS INTERNATIONAL, INC.


o First: That at a meeting of the Board of Directors of Furniture Brands International, Inc. a resolution was duly adopted setting forth a proposed amendment of the Restated Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling for consideration thereof at the next annual meeting of stockholders. The resolution setting forth the proposed amendment is as follows:

     Resolved,   that  the  Restated   Certificate  of   Incorporation  of  this
     corporation be amended by deleting the first sentence of Article FOURTH and inserting the following in lieu thereof:

               "The total number of shares of capital stock of all classes which this Corporation shall have authority to issue is Two Hundred Ten Million (210,000,000) shares, all of such shares shall be without nominal or par value; Ten Million (10,000,000) shares shall be Preferred Stock and Two Hundred Million (200,000,000) shares shall be Common Stock."

o Second: That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

o Third: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

o Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.




                           By:   /s/  Lynn Chipperfield
                                 ----------------------------------------------
                                 Lynn Chipperfield
                                 Senior Vice President, Secretary and
                                     Chief Administrative Officer