Form 10-Q
period 2002-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2002-08-12
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  quarterly  period  ended  June  30,  2002 or
                                        -------------

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

                      56,277,066 shares as of July 31, 2002
                      -------------------------------------

                          PART I FINANCIAL INFORMATION


Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2002.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended June 30, 2002
                         Three Months Ended June 30, 2001

                         Six Months Ended June 30, 2002
                         Six Months Ended June 30, 2001


                  Consolidated Statements of Cash Flows:

                         Six Months Ended June 30, 2002
                         Six Months Ended June 30, 2001

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                                June 30,            December 31,
                                                                                                    2002                    2001
                                                                                              ----------             -----------
ASSETS

Current assets:
  Cash and cash equivalents.......................                                            $   14,606             $    15,707
  Receivables, less allowances of $21,556
    ($18,841 at December 31, 2001)................                                               394,804                 359,493
  Inventories...(Note 1)..........................                                               393,295                 369,773
  Deferred income taxes...........................                                                23,826                  26,160
  Prepaid expenses and other current assets.......                                                 7,466                   7,582
                                                                                              ----------             -----------
    Total current assets..........................                                               833,997                 778,715
                                                                                               ----------             -----------

Property, plant and equipment.....................                                               640,402                 605,104
  Less accumulated depreciation...................                                               307,320                 283,464
                                                                                              ----------             -----------
    Net property, plant and equipment.............                                               333,082                 321,640
                                                                                              ----------             -----------

Goodwill...(Note 6)...............................                                               188,035                 156,435
Other intangible assets...(Note 6)................                                               171,008                 210,870
Other assets......................................                                                40,195                  35,829
                                                                                              ----------             -----------
                                                                                              $1,566,317             $ 1,503,489
                                                                                              ==========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense........................                                            $    3,216             $     2,805
  Accounts payable and other accrued expenses.....                                               194,595                 172,490
                                                                                              ----------             -----------
    Total current liabilities.....................                                               197,811                 175,295
                                                                                              -----------            -----------

Long-term debt....................................                                               405,400                 454,400
Deferred income taxes.............................                                                70,163                  69,032
Other long-term liabilities.......................                                                48,343                  45,103

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none...........                                                    -                       -
  Common stock, authorized 200,000,000 shares,
    $1.00 stated value - issued 56,277,066
    shares at June 30, 2002 and
    December 31, 2001.............................                                                56,277                  56,277
  Paid-in capital.................................                                               221,466                 219,469
  Retained earnings...............................                                               585,359                 520,503
  Accumulated other comprehensive income (Note 3).                                                (6,143)                 (5,108)
  Treasury stock at cost (653,459 shares at
    June 30, 2002 and 1,664,666 shares at
    December 31, 2001)............................                                               (12,359)                (31,482)
                                                                                               ----------             -----------
    Total shareholders' equity....................                                               844,600                 759,659
                                                                                               ----------             -----------
                                                                                              $1,566,317             $ 1,503,489
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




                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                          Three Months              Three Months
                                                                                                 Ended                     Ended
                                                                                               June 30,                  June 30,
                                                                                                  2002                      2001
                                                                                          ------------              ------------

Net sales......................................                                           $    604,511              $    459,648

Costs and expenses:
  Cost of operations...........................                                                429,577                   335,034

  Selling, general and administrative expenses.                                                108,470                    84,866

  Depreciation and amortization................                                                 12,266                    14,765

  Asset impairment charges.....................                                                    -                      18,000
                                                                                          ------------              ------------

Earnings from operations.......................                                                 54,198                     6,983

Interest expense...............................                                                  5,492                     5,539

Other income, net..............................                                                    996                       610
                                                                                          ------------              ------------

Earnings before income tax expense.............                                                 49,702                     2,054

Income tax expense.............................                                                 17,617                       407
                                                                                          ------------              ------------

Net earnings...................................                                           $     32,085              $      1,647
                                                                                           ===========              ============

Net earnings per common share:

  Basic........................................                                                 $ 0.58                    $ 0.03
                                                                                                ======                    ======

  Diluted......................................                                                 $ 0.57                    $ 0.03
                                                                                                ======                    ======

Weighted average common shares outstanding:

  Basic........................................                                             55,553,253                50,295,895
                                                                                            ==========                ==========

  Diluted......................................                                             56,698,417                51,214,184
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




                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                             Six Months                 Six Months
                                                                                                  Ended                      Ended
                                                                                                June 30,                   June 30,
                                                                                                   2002                       2001
                                                                                              ----------                 ----------

Net sales......................................                                              $1,238,972                 $  965,830

Costs and expenses:
  Cost of operations...........................                                                 885,828                    705,450

  Selling, general and administrative expenses.                                                 218,768                    169,277

  Depreciation and amortization................                                                  24,822                     30,023

  Asset impairment charges.....................                                                     -                       18,000
                                                                                             ----------                 ----------

Earnings from operations.......................                                                 109,554                     43,080

Interest expense...............................                                                  11,094                     12,308

Other income, net..............................                                                   2,070                      1,419
                                                                                             ----------                 ----------

Earnings before income tax expense.............                                                 100,530                     32,191

Income tax expense.............................                                                  35,674                     10,863
                                                                                             ----------                 ----------

Net earnings...................................                                              $   64,856                 $   21,328
                                                                                             ==========                 ==========

Net earnings per common share:

  Basic........................................                                                  $ 1.17                     $ 0.43
                                                                                                 ======                     ======

  Diluted......................................                                                  $ 1.15                     $ 0.42
                                                                                                 ======                     ======

Weighted average common shares outstanding:

  Basic........................................                                              55,375,196                 50,159,494
                                                                                             ==========                 ==========

  Diluted......................................                                              56,570,135                 51,148,911
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





                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                Six Months            Six Months
                                                                                                     Ended                 Ended
                                                                                                   June 30,              June 30,
                                                                                                      2002                  2001
                                                                                                ----------            ----------

   Cash flows from operating activities:
     Net earnings.............................................                                  $   64,856            $   21,328
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization........................                                      24,822                30,023
         Asset impairment charges.............................                                         -                  18,000
         Other noncash items, net.............................                                           5                   707
         (Increase) decrease in receivables...................                                     (35,311)               31,354
         (Increase) decrease in inventories...................                                     (23,522)                5,767
         Increase in prepaid expenses and other assets........                                      (3,854)               (1,799)
         Increase (decrease) in accounts payable, accrued
           interest expense and other accrued expenses........                                      30,040                (7,193)
         Increase (decrease)in net deferred tax
           liabilities........................................                                       4,319                (8,622)
         Increase in other long-term liabilities..............                                         801                   395
                                                                                                 ----------            ----------
     Net cash provided by operating activities................                                      62,156                89,960
                                                                                                 ----------            ----------

   Cash flows from investing activities:
     Proceeds from the disposal of assets.....................                                       1,193                    65
     Additions to property, plant and equipment...............                                     (28,564)              (11,386)
                                                                                                ----------            ----------
     Net cash used by investing activities....................                                     (27,371)              (11,321)
                                                                                                ----------            ----------

   Cash flows from financing activities:
     Payments of long-term debt...............................                                     (49,000)              (88,000)
     Proceeds from the issuance of treasury stock.............                                      13,114                 3,492
                                                                                               -----------           ----------
     Net cash used by financing activities....................                                     (35,886)              (84,508)
                                                                                                ----------            ----------

   Net decrease in cash and cash equivalents..................                                      (1,101)               (5,869)
   Cash and cash equivalents at beginning of period...........                                      15,707                14,606
                                                                                                ----------            ----------
   Cash and cash equivalents at end of period.................                                  $   14,606            $    8,737
                                                                                                ==========            ==========

   Supplemental Disclosure:
     Cash payments for income taxes, net......................                                  $   24,473            $   12,067
                                                                                                ==========            ==========

     Cash payments for interest...............................                                  $   10,260            $   17,239
                                                                                                ==========            ==========




See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)




(1)     Inventories are summarized as follows:

                                                                 June 30,           December 31,
                                                                    2002                   2001
                                                            ------------            -----------

              Finished products                             $    208,980            $   187,523
              Work-in-process                                     67,078                 69,507
              Raw materials                                      117,237                112,743
                                                            ------------            -----------
                                                            $    393,295            $   369,773
                                                            ============            ===========


(2)     Weighted  average  shares used in the  computation  of basic and diluted net  earnings  per common share are as follows:


                                                           Three Months Ended                     Six Months Ended
                                                       ---------------------------          ----------------------
                                                      June 30, 2002  June 30, 2001         June 30, 2002  June 30, 2001
                                                      -------------  -------------         -------------  -------------

        Weighted average shares used
          for basic net earnings per
          common share                                   55,553,253     50,295,895            55,375,196     50,159,494
        Effect of dilutive securities:
          Stock options                                   1,145,164        918,289             1,194,939        989,417
                                                         ----------     ----------            ----------     ----------
        Weighted average shares used
          for diluted net earnings
          per common share                               56,698,417     51,214,184            56,570,135     51,148,911
                                                         ==========     ==========            ==========     ==========




(3)  Comprehensive income is as follows:

                                                                     Six Months             Six Months
                                                                          Ended                  Ended
                                                                        June 30,               June 30,
                                                                           2002                   2001
                                                                     ----------             ----------

      Net earnings                                                   $   64,856             $   21,328
      Cumulative effect of adopting
         SFAS No. 133                                                       -                    2,960
      Effect of financial instruments
        accounted for as hedges                                          (1,585)                   143
      Effect of foreign currency
        translation                                                         550                    -
                                                                     ----------             ----------
                                                                     $   63,821             $   24,431
                                                                     ==========             ==========








(4) On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested annually for impairment. The Company's intangible assets, consisting of trademarks, trade names and goodwill all have indefinite lives. The following table presents net earnings on a comparative basis, after adjusting to exclude the amortization of goodwill and other intangible assets:


                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                          ------------------               -----------------
                                                            2002      2001                   2002      2001
                                                          --------  --------               --------  -------
       Net earnings:
         As reported                                       $32,085   $ 1,647                $64,856   $21,328
         Exclude  amortization of goodwill and
         other intangible assets (net of income tax
         benefit)                                              -       2,790                    -       5,580
                                                           -------   -------                -------   -------
                                                           $32,085   $ 4,437                $64,856   $26,908
                                                           =======   =======                =======   =======

       Basic earnings per share:
         As reported                                         $0.58     $0.03                  $1.17     $0.43
         As adjusted                                         $0.58     $0.09                  $1.17     $0.54


       Diluted earnings per share:
         As reported                                         $0.57     $0.03                  $1.15     $0.42
         As adjusted                                         $0.57     $0.09                  $1.15     $0.53


(5) In 2001, the Company implemented a restructuring plan which included the closing of 12 manufacturing facilities. As of June 30, 2002, real estate with a carrying value of $7,421 was included in other assets. No events occurred during the six months ended June 30, 2002 that would indicate the need for a change in the carrying value of these assets.

(6) The purchase price allocation for the December 28, 2001 acquisition of Henredon, Drexel Heritage and Maitland-Smith was finalized during the second quarter of 2002. The allocation resulted in the reclassification of $39,862 from Other Intangible Assets to Goodwill and Property, Plant and Equipment.

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

Comparison of Three Months and Six Months Ended June 30, 2002 and 2001
----------------------------------------------------------------------

Selected financial information for the three months and six months ended June 30, 2002 and June 30, 2001 is presented below:

(Dollars in millions except per share data)

                                                                     Three Months Ended
                                                           ------------------------------------
                                                              June 30, 2002       June 30, 2001
                                                           ------------------- ----------------
                                                                       % of                 % of
                                                           Dollars   Net Sales  Dollars   Net Sales
Net sales                                                  $ 604.5      100.0%   $459.6      100.0%
Earnings from operations                                      54.2        9.0%      7.0        1.5%
Interest expense                                               5.5        0.9%      5.5        1.2%
Income tax expense                                            17.6        2.9%      0.5        0.1%
Net earnings                                                  32.1        5.3%      1.6        0.4%
Net earnings per common share-diluted                         0.57          -      0.03          -

Gross profit (1)                                           $ 164.4       27.2%   $114.8       25.0%



                                                                      Six Months Ended
                                                           ------------------------------------
                                                              June 30, 2002       June 30, 2001
                                                           ------------------- ----------------
                                                                       % of                 % of
                                                            Dollars  Net Sales   Dollars  Net Sales
Net sales                                                  $1,239.0     100.0%    $965.8     100.0%
Earnings from operations                                      109.6       8.8%      43.1       4.5%
Interest expense                                               11.1       0.9%      12.3       1.3%
Income tax expense                                             35.6       2.9%      10.9       1.1%
Net earnings                                                   64.9       5.2%      21.3       2.2%
Net earnings per common share-diluted                          1.15        -        0.42        -

Gross profit (1)                                           $  331.5      26.8%    $240.1      24.9%


(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

                                               Three Months Ended            Six Months Ended
                                                    June 30,                      June 30,
                                               -------------------           -------------
                                                 2002       2001               2002       2001
                                               --------   --------           --------   ------
    Net sales                                   $604.5     $459.6            $1,239.0    $965.8
    Cost of operations                           429.5      335.0               885.8     705.4
    Depreciation (associated with
      cost of goods sold)                         10.6        9.8                21.7      20.3
                                                ------     ------            --------    ------
    Gross profit                                $164.4     $114.8            $  331.5    $240.1
                                                ======     ======            ========    ======


Net sales for the three months ended June 30, 2002 were $604.5 million, compared to $459.6 million in the three months ended June 30, 2001, an increase of $144.9 million or 31.5%. For the six months ended June 30, 2002, net sales increased $273.2 million or 28.3% to $1,239.0 million from $965.8 million for the six months ended June 30, 2001. Excluding the impact of Henredon, Drexel Heritage and Maitland-Smith, which the Company acquired as of the close of business on December 28, 2001, the Company's sales showed year-over-year growth of 10.6% in the quarter and 7.7% in the first half, reflecting improved business conditions, particularly in middle-price point upholstery products.

Earnings from operations for the three months ended June 30, 2002 and June 30, 2001 were $54.2 million and $7.0 million, respectively. As a percentage of net sales, earnings from operations for the three months ended June 30, 2002 and June 30, 2001 were 9.0% and 1.5%, respectively. For the six months ended June 30, 2002 and June 30, 2001, earnings from operations were $109.6 million and $43.1 million, respectively. Earnings from operations for the six months ended June 30, 2002 and June 30, 2001 were 8.8% and 4.5% of net sales, respectively. The improved operating profitability was due to the higher sales volume, increased plant utilization, added focus on imported products and past cost reduction efforts. Operating profits also improved due to the adoption of Statement of Financial Accounting Standards No. 142 (FAS 142) which eliminated the amortization of goodwill and other intangible assets. Such amortization for the comparable periods of 2001 totaled $3.4 million in the quarter and $6.8 million in the first half.

Interest expense totaled $5.5 million and $11.1 million for the three months and six months ended June 30, 2002, respectively, compared to $5.5 million and $12.3 million for the prior year comparable periods. The decrease in interest expense during the periods resulted from lower interest rates, offset by the increase in long-term debt used to fund the acquisition.

The effective income tax rates were 35.4% and 19.8% for the three months ended June 30, 2002 and June 30, 2001, respectively, and 35.5% and 33.7% for the six months ended June 30, 2002 and June 30, 2001, respectively. The effective tax rate for the three months and six months ended June 30, 2002 was less favorably impacted than the comparable prior year periods due in part to a reduction in nontaxable income and income tax credits.

Net earnings per common share for basic and diluted were $0.58 and $0.57 for the three months ended June 30, 2002, respectively, compared with $0.03 and $0.03 for the same period last year, respectively. For the six months ended June 30, 2002 and June 30, 2001, net earnings per common share for basic and diluted were $1.17 and $1.15, respectively, and $0.43 and $0.42, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,553,000 and 56,698,000, respectively, for the three months ended June 30, 2002, and 50,296,000 and 51,214,000, respectively, for the three months ended June 30, 2001. For the six months ended June 30, 2002 and June 30, 2001, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,375,000 and 56,570,000, respectively, and 50,159,000 and 51,149,000, respectively.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at June 30, 2002 amounted to $14.6 million, compared with $15.7 million at December 31, 2001. During the six months ended June 30, 2002, net cash provided by operating activities totaled $62.2 million, net cash used by investing activities totaled $27.4 million and net cash used by financing activities totaled $35.9 million.

Working capital was $636.2 million at June 30, 2002, compared with $603.4 million at December 31, 2001. The current ratio was 4.2-to-1 at June 30, 2002, compared to 4.4-to-1 at December 31, 2001.




Financing Arrangements

As of June 30, 2002, long-term debt consisted of the following, in millions:

          Revolving credit facility (unsecured)                         $392.6
          Other                                                           12.8
                                                                        ------
                                                                        $405.4
                                                                        ======

To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On June 30, 2002 there were $392.6 million in cash borrowings and $40.5 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of June 30, 2002, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2002, loans outstanding under the revolving credit facility consisted of $385.0 million based on the adjusted Eurodollar rate and $7.6 million based upon the base rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 5.04%.

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

OUTLOOK

While the Company continues to see weak consumer spending in its sector, it is beginning to see signs the economy is firming up. Orders in the middle-price points, particularly in upholstered products continue to show good year over year comparisons. While the Company has yet to see such a turnaround at the upper end, the cost savings initiatives undertaken during the year should position it for strong operating profit margin improvement as that price category begins to turn as well. The Company believes revenues for the third quarter should be up 25% (4% to 6% excluding the acquisitions) from the third quarter of 2001. The Company is currently projecting earnings per share of $0.48 to $0.52 for the third quarter and $2.25-$2.32 for the full year.

Capital expenditures are forecasted at $45.0 - $48.0 million for 2002, with depreciation expense anticipated to be approximately $50.0 million. Selling, general and administrative expenses for the year are expected to be 17.00% - 17.25% of net sales. Based upon current interest rates and budgeted debt reduction, interest expense is expected to be approximately $22.0 million for 2002. The Company expects to generate in excess of $100.0 million in cash flow from operations, the majority of which will be used to reduce long-term debt.

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


An economic downturn could result in a decrease in our sales and earnings.

The furniture industry has historically been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Such events would also impact retailers, our primary customers, resulting in a decrease in our sales and earnings. For example, the general economic slowdown during 2001 was in part responsible for the 10.6% decrease in our sales in 2001.

Loss of market share due to competition would result in a decrease in future sales and earnings.

The residential furniture manufacturing business is highly competitive and fragmented. We compete with many other manufacturers some of which offer widely advertised, well known, branded products. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share to those privately held competitors who have lower sales and profitability targets. As a result, we may not be able to maintain or to raise the prices of our products in response to such inflationary pressures as increasing costs. Also due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish and other construction techniques) from those of our competitors.

Failure to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in future sales and earnings.

Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes. Consumer tastes and fashion trends can change rapidly. If we are unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner we may lose sales and be faced with excess inventory (both raw materials and finished goods). Disposal of excess inventory may result in a decrease in our sales and earnings.

Failure to achieve our projected mix of product sales could result in a decrease in our future sales and earnings.

Some of our products are sold for a higher profit than other of our products. An increase in the sales of lower profit products at the expense of the sales of higher profit products could result in a decrease in our earnings.

Business failures of large customers could result in a decrease in our future sales and earnings.

Although we have no customers who individually represent 10% or more of our total annual sales the possibility of business failures of large customers could result in a decrease in our future sales and earnings in that these sales are difficult to replace. For example, in 2001 the failures of Homelife, Wards and Heilig-Meyers were in part responsible for the 10.6% decrease in our sales.

Distribution realignments and cost savings programs can result in a decrease in our near-term sales and earnings.

At times it is necessary for us to discontinue certain relationships with customers (retailers) who do not meet our growth and profitability standards. Until a realignment is established, there can be a decrease in our near-term sales and earnings. The continuation in 2001 of such a realignment program was in part responsible for the 10.6% decrease in our sales in 2001. We continually review our relationships with our customers (retailers) and future realignments are possible based upon such ongoing reviews.

Manufacturing realignments could result in a decrease in our near-term earnings

We continually review our domestic manufacturing operations and offshore (import) sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs, such as our efforts to reduce domestic case goods manufacturing capacity in 2001, could result in a decrease in our near-term earnings until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems and procedures. Certain products may also be shifted from domestic manufacturing to offshore sourcing. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full.

Increased reliance on offshore (import) sourcing of various products could adversely affect our ability to service customers which could result in a decrease in our sales.

During the last several years, we have been increasing our offshore (import) capabilities to provide flexibility in product programs and pricing to meet competitive pressures. The mix of our various product lines has been moving from domestically manufactured to offshore sourced and was the primary reason for our efforts to reduce domestic case goods manufacturing capacity in 2001. Offshore (import) sourcing is subject to political instability in countries where contractors and suppliers are located and possible delay due to managing at a distance. Either could make it more difficult for us to service our customers. Other risks include the imposition of regulations and quotas relating to imports; duties, taxes and other charges on imports; and, significant fluctuation of the value of the U.S. dollar against foreign currencies, all of which could increase costs and decrease earnings.

Fluctuations in the price, availability and quality of raw materials could cause delay which could result in a decrease in our sales and increase costs which would result in a decrease in our earnings.

Fluctuations in the price, availability and quality of the raw materials that we use in manufacturing residential furniture could have a negative effect on our cost of sales and our ability to meet the demands of our customers (retailers). Inability to meet the demands of our customers could result in the loss of future sales. We use various types of wood, fabrics, leathers, glass, upholstered filling material and other raw materials in manufacturing our furniture. The costs to manufacture our furniture depend in part on the market prices of the raw materials used to produce the furniture. We may not be able to pass along to our customers all or a portion of the costs of higher raw materials due to competitive and marketing pressures.

A successful product liability claim brought against us in excess of available insurance coverage would result in a decrease in earnings and any claim or product recall that results in significant adverse publicity against us may result in a decrease in our sales and earnings.

We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred

Future acquisitions and investments could result in dilution to earnings per share and a decrease in the valuation of our common stock.

As part of our business strategy, we have made and expect to continue to make acquisitions and investments in businesses that offer complementary products. Risks commonly encountered in our acquisitions include the possibility that we pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business and the distraction of management from our ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisition.

Impairment of goodwill and other intangible assets would result in a decrease in our earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has substantial goodwill and other intangible assets which based upon the outcome of the annual test could result in the write-down of all or a portion of these assets and a corresponding reduction in earnings and net worth.

Our current policy of not paying cash dividends means the only way to realize a return on your investment in our common stock is to sell it at a profit.

We do not anticipate paying cash dividends in the foreseeable future. Currently the only way you will realize a return on your investment in our common stock is to sell your stock at a profit.

Certain anti-takeover provisions and preferred stock could result in a decrease in a potential acquirer's valuation of our common stock.

Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire control of our company, even if such change in control would be beneficial to stockholders. Also, the Certificate of Incorporation allows us to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire the Company.

Other risk factors may be listed from time to time in the Company's future public release and SEC reports.

Item 3. Quantitative and Qualitative Disclosures about Market

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

                            PART II OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on April 25, 2002. The directors listed in the Notice of Annual Meeting of Stockholders dated March 15, 2002 were elected for terms of one year ending 2003 with voting for each as follows:

                  Director                  For                        Withheld
                  --------                  ---                        --------
                  K. B. Bell                49,502,857                   903,465
                  W. B. Holliman            42,419,410                 7,986,912
                  B. A. Karsh               46,897,524                 3,508,798
                  D. E. Lasater             50,044,113                   362,209
                  L. M. Liberman            49,494,696                   911,965
                  R. B. Loynd               50,044,357                   361,965
                  A. E. Suter               50,048,739                   357,583

          To vote to further amend the Restated Certificate of Incorporation, to increase the number of authorized shares of common stock to two hundred million from one hundred million:

                           Affirmative votes                  46,045,660
                           Negative votes                      4,328,138
                           Abstentions                            35,524
                           Broker non-votes                            0

          To vote to further amend the Furniture Brands International, Inc. 1999 Long-Term Incentive Plan to increase the number of shares reserved for issuance:

                           Affirmative votes                  39,162,435
                           Negative votes                      9,745,524
                           Abstentions                         1,498,363
                           Broker non-votes                            0

Item 5. Other information

          On April 8, 2002 Jeff Young was appointed President and Chief Executive Officer of Drexel Heritage Furniture Industries, Inc., a subsidiary of the Company.

Item 6. Exhibits and Reports on Form 8 -K

     (a) 99.1 Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) A Form 8-K was filed on April 26, 2002 announcing first quarter operating results and projections of second quarter and full year sales and earnings. A Form 8-K was filed on June 10, 2002 announcing projections of second quarter and full year sales and earnings. A Form 8-K was filed on June 26, 2002 amending Note 6 to the financial statements for each of the years in the three-year period ended
          December 31, 2001 to present net income after adjusting for the amortization of goodwill and other intangible assets. Form 8-K, dated January 11, 2002, as amended on March 14, 2002, announcing the acquisition of substantially all the assets of Henredon Furniture Industries, Inc., Drexel Heritage Furnishings, Inc. and Maitland-Smith, Inc. was further amended on June 26, 2002. A Form 8-K was filed on July 26, 2002 announcing second quarter and first half of 2002 operating results and projections for third quarter and full year sales and earnings.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Furniture Brands International, Inc.
                                                  (Registrant)



                                     By   /s/ Steven W. Alstadt
                                          ------------------------------
                                          Steven W. Alstadt
                                          Controller and
                                          Chief Accounting Officer




Date:  August 9, 2002

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of Furniture Brands International, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. G. Holliman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. of the Company.


                                            /s/ W.G. Holliman
                                            -----------------
                                            W. G. Holliman
                                            Title:  Chief Executive Officer
                                            Furniture Brands International, Inc.
                                            August 12, 2002

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of Furniture Brands International, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Howard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. of the Company.



                                      /s/  David P. Howard
                                      --------------------
                                      David P. Howard
                                      Title:  Chief Financial Officer
                                      Furniture Brands International, Inc.
                                      August 12, 2002