Form 10-Q
period 2002-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2002-11-13
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly  period ended  September 30, 2002 or
                                                             ------------------

TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES  EXCHANGE
ACT OF 1934 For the transition period from             to
                                          ------------    ------------

Commission file number I-91
                       ----


                      Furniture Brands International, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                            43-0337683
--------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 101 South Hanley Road, St. Louis, Missouri                     63105
--------------------------------------------              -------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (314) 863-1100
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

                    56,277,066 Shares as of October 31, 2002
                    ----------------------------------------

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2002.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended September 30, 2002
                         Three Months Ended September 30, 2001

                         Nine Months Ended September 30, 2002
                         Nine Months Ended September 30, 2001

                  Consolidated Statements of Cash Flows:

                         Nine Months Ended September 30, 2002
                         Nine Months Ended September 30, 2001

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        September 30,         December 31,
                                                                                                2002                 2001
                                                                                         ------------          -----------
ASSETS

Current assets:
  Cash and cash equivalents.......................                                       $     18,181          $    15,707
  Receivables, less allowances of $23,475
    ($18,841 at December 31, 2001)................                                            383,102              359,493
  Inventories...(Note 1)..........................                                            420,275              369,773
  Deferred income taxes...........................                                             21,540               26,160
  Prepaid expenses and other current assets.......                                              6,847                7,582
                                                                                         ------------          -----------
    Total current assets..........................                                            849,945              778,715
                                                                                         ------------          -----------

Property, plant and equipment.....................                                            648,006              605,104
  Less accumulated depreciation...................                                            318,390              283,464
                                                                                         ------------          -----------
    Net property, plant and equipment.............                                            329,616              321,640
                                                                                         ------------          -----------

Goodwill...(Note 6)...............................                                            188,035              156,435
Other intangible assets...(Note 6)................                                            171,008              210,870
Other assets......................................                                             38,551               35,829
                                                                                         ------------          -----------
                                                                                         $  1,577,155          $ 1,503,489
                                                                                         ============          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense........................                                       $      3,087          $     2,805
  Accounts payable and other accrued expenses.....                                            212,610              172,490
                                                                                         ------------          -----------
    Total current liabilities.....................                                            215,697              175,295
                                                                                         ------------          -----------

Long-term debt....................................                                            374,800              454,400
Deferred income taxes.............................                                             68,089               69,032
Other long-term liabilities.......................                                             52,710               45,103

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none...........                                                -                    -
  Common stock, authorized 200,000,000 shares,
    $1.00 stated value - issued 56,277,066
    shares at September 30, 2002 and
    December 31, 2001.............................                                             56,277               56,277
  Paid-in capital.................................                                            221,605              219,469
  Retained earnings...............................                                            610,017              520,503
  Accumulated other comprehensive income (Note 3).                                             (9,896)              (5,108)
  Treasury stock at cost (642,159 shares at
    September 30, 2002 and 1,664,666 shares at
    December 31, 2001)............................                                            (12,144)             (31,482)
                                                                                         ------------          -----------
    Total shareholders' equity....................                                            865,859              759,659
                                                                                         ------------          -----------
                                                                                         $  1,577,155          $ 1,503,489
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



                       FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                                                           Three Months             Three Months
                                                                                                  Ended                    Ended
                                                                                           September 30,            September 30,
                                                                                                   2002                     2001
                                                                                           ------------             ------------

Net sales......................................                                            $    563,246             $    448,682

Costs and expenses:
  Cost of operations...........................                                                 404,899                  327,787

  Selling, general and administrative expenses.                                                 103,552                   82,115

  Depreciation and amortization................                                                  12,018                   13,507
                                                                                           ------------             ------------

Earnings from operations.......................                                                  42,777                   25,273

Interest expense...............................                                                   5,388                    5,197

Other income, net..............................                                                     911                      790
                                                                                           ------------             ------------

Earnings before income tax expense.............                                                  38,300                   20,866

Income tax expense.............................                                                  13,642                    6,995
                                                                                           ------------             ------------

Net earnings...................................                                            $     24,658             $     13,871
                                                                                           ============             ============

Net earnings per common share:

  Basic........................................                                                  $ 0.44                   $ 0.27
                                                                                                 ======                   ======

  Diluted......................................                                                  $ 0.44                   $ 0.27
                                                                                                 ======                   ======

Weighted average common shares outstanding (Note 2):

  Basic........................................                                              55,628,687               50,503,561
                                                                                           ============             ============

  Diluted......................................                                              56,175,883               51,465,726
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





                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                            Nine Months              Nine Months
                                                                                                  Ended                    Ended
                                                                                           September 30,            September 30,
                                                                                                   2002                     2001
                                                                                           ------------             ------------

Net sales......................................                                            $  1,802,218             $  1,414,512

Costs and expenses:
  Cost of operations...........................                                               1,290,727                1,033,237

  Selling, general and administrative expenses.                                                 322,320                  251,392

  Depreciation and amortization................                                                  36,840                   43,530

  Asset impairment charges.....................                                                     -                     18,000
                                                                                            ------------             ------------

Earnings from operations.......................                                                 152,331                   68,353

Interest expense...............................                                                  16,482                   17,505

Other income, net..............................                                                   2,981                    2,209
                                                                                           ------------             ------------

Earnings before income tax expense.............                                                 138,830                   53,057

Income tax expense.............................                                                  49,316                   17,858
                                                                                           ------------             ------------

Net earnings...................................                                            $     89,514             $     35,199
                                                                                           ============             ============

Net earnings per common share:

  Basic........................................                                                  $ 1.61                   $ 0.70
                                                                                                 ======                   ======

  Diluted......................................                                                  $ 1.59                   $ 0.69
                                                                                                 ======                   ======

Weighted average common shares outstanding (Note 2):

  Basic........................................                                              55,460,621               50,275,443
                                                                                             ==========               ==========

  Diluted......................................                                              56,458,233               51,255,001
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



                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                Nine Months            Nine Months
                                                                                                      Ended                  Ended
                                                                                               September 30,          September 30,
                                                                                                       2002                   2001
                                                                                               ------------           ------------

   Cash flows from operating activities:
     Net earnings.........................................                                     $     89,514           $     35,199
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization....................                                           36,840                 43,530
         Asset impairment charges.........................                                              -                   18,000
         Other noncash items, net.........................                                             (344)                 1,060
         (Increase) decrease in receivables...............                                          (23,609)                37,898
         (Increase) decrease in inventories...............                                          (50,502)                15,688
         Increase in prepaid expenses and other assets....                                           (2,722)                (1,465)
         Increase in accounts payable, accrued interest
           expense and other accrued expenses.............                                           48,041                 20,715
         Increase(decrease)in net deferred tax
           liabilities....................................                                            6,103                 (9,385)
         Increase (decrease) in other long-term
           liabilities....................................                                              699                   (958)
                                                                                               ------------           ------------
     Net cash provided by operating activities............                                          104,020                160,282
                                                                                               ------------           ------------

   Cash flows from investing activities:
     Proceeds from the disposal of assets.................                                            2,468                  2,442
     Additions to property, plant and equipment...........                                          (37,744)               (15,053)
                                                                                               ------------           ------------
     Net cash used by investing activities................                                          (35,276)               (12,611)
                                                                                               ------------           ------------

   Cash flows from financing activities:
     Payments of long-term debt...........................                                          (79,600)              (147,600)
     Proceeds from the issuance of treasury stock.........                                           13,330                  4,722
                                                                                               ------------           ------------
     Net cash used by financing activities................                                          (66,270)              (142,878)
                                                                                               ------------           ------------

   Net increase in cash and cash equivalents..............                                            2,474                  4,793
   Cash and cash equivalents at beginning of period.......                                           15,707                 14,606
                                                                                               ------------           ------------
   Cash and cash equivalents at end of period.............                                     $     18,181           $     19,399
                                                                                               ============           ============

   Supplemental Disclosure:
     Cash payments for income taxes, net..................                                     $     33,742           $     13,238
                                                                                               ============           ============

     Cash payments for interest...........................                                     $     15,566           $     22,473
                                                                                               ============           ============

  See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)


(1)  Inventories are summarized as follows:

                                                            September 30,           December 31,
                                                                    2002                   2001
                                                            ------------            -----------
              Finished products                             $    237,211            $   187,523
              Work-in-process                                     69,086                 69,507
              Raw materials                                      113,978                112,743
                                                            ------------            -----------
                                                            $    420,275            $   369,773
                                                            ============            ===========


(2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                     ----------------------------         ---------------------------
                                                          2002           2001                 2002            2001
                                                     -------------  -------------         -------------  ------------

        Weighted average shares used
          for basic net earnings per
          common share                                  55,628,687     50,503,561            55,460,621     50,275,443
        Effect of dilutive securities:
          Stock options                                    547,196        962,165               997,612        979,558
                                                        ----------     ----------            ----------     ----------
        Weighted average shares used
          for diluted net earnings
          per common share                              56,175,883     51,465,726            56,458,233     51,255,001
                                                        ==========     ==========            ==========     ==========


(3)  Comprehensive income is as follows:

                                                                          Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                          2002           2001
                                                                        -------        -------
       Net earnings                                                     $89,514        $35,199
       Cumulative effect of adopting SFAS
           No. 133                                                          -            2,960
       Effect of financial instruments
           accounted for as hedges                                       (4,504)        (8,855)
       Effect of foreign currency
           translation                                                     (284)           -
                                                                        -------        -------
                                                                        $84,726        $29,304

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



                                                                     Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                     ---------------------       -------------------
                                                                       2002          2001          2002        2001
                                                                     -------       -------       -------      ------
        Net earnings:
          As reported                                                $24,658       $13,871       $89,514      $35,199
          Exclude amortization of goodwill
            and other intangible assets (net
            of income tax benefit)                                       -           2,790           -          8,370
                                                                     -------       -------       -------      -------
                                                                     $24,658       $16,661       $89,514      $43,569
                                                                     =======       =======       =======      =======

        Basic earnings per share:
          As reported                                                  $0.44         $0.27         $1.61        $0.70
          As adjusted                                                  $0.44         $0.33         $1.61        $0.87

        Diluted earnings per share:
          As reported                                                  $0.44         $0.27         $1.59        $0.69
          As adjusted                                                  $0.44         $0.32         $1.59        $0.85


(5) In 2001, the Company implemented a restructuring plan which included the closing of 12 manufacturing facilities. As of September 30, 2002, real estate with a carrying value of $6,129 was included in other assets. No events occurred during the nine months ended September 30, 2002 that would indicate the need for a change in the carrying value of these assets.

(6) The purchase price allocation for the December 28, 2001 acquisition of Henredon, Drexel Heritage and Maitland-Smith was finalized during the second quarter of 2002. The allocation resulted in the reclassification of $39,862 from Other Intangible Assets to Goodwill and Property, Plant and Equipment.

(7) The accumulated benefit obligation of the Company's defined benefit pension plan as of December 31, 2002 (the measurement date) exceeds the fair value of the plan's assets as of September 30, 2002 by approximately $15,000. Should a shortfall exist at year-end, the Company would be required to record a charge to accumulated other comprehensive income in shareholders' equity, consisting of the amount of any shortfall plus the amount of the prepaid pension asset (approximately $10,000 at September 30, 2002), less the income tax benefit.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (referred to herein as the "Company") is the largest manufacturer of residential furniture in the United States. The Company manufactures and sources its products through its four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc, and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith).

Comparison of Three Months and Nine Months Ended September 30, 2002 and 2001
----------------------------------------------------------------------------

Selected financial information for the three months and nine months ended September 30, 2002 and September 30, 2001 is presented below:


(Dollars in millions except per share data)


                                                                                         Three Months Ended
                                                                               September 30, 2002  September 30, 2001
                                                                              ------------------- -------------------
                                                                                           % of               % of
                                                                               Dollars  Net Sales  Dollars  Net Sales
                                                                              --------  --------- --------  ---------
Net sales                                                                     $  563.2    100.0%  $  448.7    100.0%
Earnings from operations                                                          42.7      7.6%      25.3      5.6%
Interest expense                                                                   5.4      1.0%       5.2      1.2%
Income tax expense                                                                13.7      2.4%       7.0      1.6%
Net earnings                                                                      24.6      4.4%      13.9      3.1%
Net earnings per common share -
  diluted                                                                         0.44      -         0.27      -

Gross profit (1)                                                              $  148.0     26.3%  $  112.3     25.0%


                                                                                          Nine Months Ended
                                                                               September 30, 2002  September 30, 2001
                                                                              -------------------  ------------------
                                                                                           % of               % of
                                                                               Dollars  Net Sales  Dollars  Net Sales
                                                                              --------  --------- --------  ---------
Net sales                                                                     $1,802.2    100.0%  $1,414.5    100.0%
Earnings from operations                                                         152.3      8.5%      68.4      4.8%
Interest expense                                                                  16.5      0.9%      17.5      1.2%
Income tax expense                                                                49.3      2.7%      17.9      1.3%
Net earnings                                                                      89.5      5.0%      35.2      2.5%
Net earnings per common share -
  diluted                                                                         1.59       -        0.69       -
Gross profit (1)                                                               $ 479.5     26.6%   $ 352.4     24.9%



(1) The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.


                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                                   2002      2001             2002      2001
                                                 --------  --------         --------  ------
      Net sales                                   $563.2    $448.7          $1,802.2  $1,414.5
      Cost of operations                           404.9     327.8           1,290.7   1,033.2
      Depreciation (associated with
        cost of goods sold)                         10.3       8.6              32.0      28.9
                                                  ------    ------          --------  --------
      Gross profit                                $148.0    $112.3          $  479.5  $  352.4
                                                  ======    ======          ========  ========


Net sales for the three months ended September 30, 2002 were $563.2 million, compared to $448.7 million in the three months ended September 30, 2001, an increase of $114.5 million or 25.5%. For the nine months ended September 30, 2002, net sales increased $387.7 million or 27.4% to $1,802.2 million from $1,414.5 million for the nine months ended September 30, 2001. Excluding the impact of Henredon, Drexel Heritage and Maitland-Smith, which the Company acquired as of the close of business on December 28, 2001, the Company's sales showed year-over-year growth of 4.5% in the quarter and 6.7% in the nine months, reflecting improved business conditions, particularly in middle-price point products, partially offset by continued weakness in higher-end product offerings.

Earnings from operations for the three months ended September 30, 2002 and September 30, 2001 were $42.7 million and $25.3 million, respectively. As a percentage of net sales, earnings from operations for the three months ended September 30, 2002 and September 30, 2001 were 7.6% and 5.6%, respectively. For the nine months ended September 30, 2002 and September 30, 2001, earnings from operations were $152.3 million and $68.4 million, respectively. Earnings from operations for the nine months ended September 30, 2002 and September 30, 2001 were 8.5% and 4.8% of net sales, respectively. The improved operating profitability was due to the higher sales volume, increased plant utilization, added focus on imported products and past cost reduction efforts, partially offset by the impact of permanently closing two manufacturing facilities and implementing selected discount programs designed to stimulate sales. Operating profits also improved due to the adoption of Statement of Financial Accounting Standards No. 142 which eliminated the amortization of goodwill and other intangible assets. Such amortization for the comparable periods of 2001 totaled $3.4 million in the quarter and $10.2 million for the nine months.

Interest expense totaled $5.4 million and $16.5 million for the three months and nine months ended September 30, 2002, respectively, compared to $5.2 million and $17.5 million for the prior year comparable periods. The decrease in interest expense during the nine month period resulted from lower interest rates, partially offset by the increase in long-term debt used to fund the acquisition of HDM Furniture Industries, Inc.

The effective income tax rates were 35.6% and 33.5% for the three months ended September 30, 2002 and September 30, 2001, respectively, and 35.5% and 33.7% for the nine months ended September 30, 2002 and September 30, 2001, respectively. The effective tax rate for the three months and nine months ended September 30, 2002 was less favorably impacted than the comparable prior year periods due in part to a reduction in nontaxable income and income tax credits.

Net earnings per common share for basic and diluted were $0.44 and $0.44 for the three months ended September 30, 2002, respectively, compared with $0.27 and $0.27 for the same period last year, respectively. For the nine months ended September 30, 2002 and September 30, 2001, net earnings per common share for basic and diluted were $1.61 and $1.59, respectively, and $0.70 and $0.69, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,629,000 and 56,176,000, respectively, for the three months ended September 30, 2002, and 50,504,000 and 51,466,000, respectively, for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and September 30, 2001, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,461,000 and 56,458,000, respectively, and 50,275,000 and
51,255,000, respectively.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at September 30, 2002 amounted to $18.2 million, compared with $15.7 million at December 31, 2001. During the nine months ended September 30, 2002, net cash provided by operating activities totaled $104.0 million, net cash used by investing activities totaled $35.3 million and net cash used by financing activities totaled $66.2 million.

Working capital was $634.2 million at September 30, 2002, compared with $603.4 million at December 31, 2001. The current ratio was 3.9-to-1 at September 30, 2002, compared to 4.4-to-1 at December 31, 2001.

Financing Arrangements

As of September 30, 2002, long-term debt consisted of the following, in millions:

    Revolving credit facility (unsecured)                          $370.0
    Other                                                             4.8
                                                                   ------
                                                                   $374.8

To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 2002, there were $370.0 million in cash borrowings and $34.6 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of September 30, 2002, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At September 30, 2002, loans outstanding under the revolving credit facility consisted of $370.0 million based on the adjusted
Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 5.11%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company estimates the impact of discontinuing the amortization of intangible assets will be to increase annual earnings by approximately $0.20 per share.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of tangible long-lived assets and is effective for the Company in 2003. Management does not believe adoption of this statement will have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of long-lived assets." This statement addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations and was adopted by the Company on January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement covers costs, including certain types of employee severance, associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities. The statement is to be applied prospectively for such activities started after December 31, 2002. Management does not believe the adoption of this statement will have a material impact the Company's financial statements.




OUTLOOK

The Company continues to see generally weak consumer spending in its market sector. Although orders in the middle-price points, particularly in upholstered products, continue to show favorable year over year comparisons, the Company has yet to see such a turnaround at the upper-end. However, the cost savings initiatives undertaken during the last two years as well as the recent acquisition position it for strong operating profit margin improvement. The Company believes revenues for the fourth quarter should be up 23% (essentially flat excluding the acquisition) from the fourth quarter of 2001. The Company is currently projecting earnings per share of $0.50 to $0.55 for the fourth quarter and $2.09-$2.14 for the full year.

Capital expenditures are forecasted at $45.0 - $48.0 million for 2002, with depreciation expense anticipated to be approximately $50.0 million. Selling, general and administrative expenses for the year are expected to be 17.50% - 17.75% of net sales. Based upon current interest rates and budgeted debt reduction, interest expense is estimated to be approximately $22.0 million for 2002. For the full year, the Company believes it will generate in excess of $100.0 million in cash flow from operations, the majority of which will be used to reduce long-term debt.

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

An economic downturn could result in a decrease in our sales and earnings.
---------------------------------------------------------------------------

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

Loss of market share due to competition would result in a decrease in future sales and earnings.
------------------------------------------------------------------------------

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

Failure to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in future sales and earnings.
---------------------------------------------------------------------------

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

Failure to achieve our projected mix of product sales could result in a decrease in our future sales and earnings.
--------------------------------------------------------------------------------

Some of our products are sold for a higher profit than other of our products. An increase in the sales of lower profit products at the expense of the sales of higher profit products could result in a decrease in our earnings.

Business failures of large customers could result in a decrease in our future sales and earnings.
------------------------------------------------------------------------------

Although we have no customers who individually represent 10% or more of our total annual sales the possibility of business failures of large customers could result in a decrease in our future sales and earnings in that these sales are difficult to replace. For example, in 2001 the failures of Homelife, Wards and Heilig-Meyers were in part responsible for the 10.6% decrease in our sales.


Distribution realignments and cost savings programs can result in a decrease in our near-term sales and earnings.
-------------------------------------------------------------------------------

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

Manufacturing realignments could result in a decrease in our near-term earnings
--------------------------------------------------------------------------------

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

Increased reliance on offshore (import) sourcing of various products could adversely affect our ability to service customers which could result in a decrease in our sales.
----------------------------------------------------------------------------

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

Fluctuations in the price, availability and quality of raw materials could cause delay which could result in a decrease in our sales and increase costs which would result in a decrease in our earnings.
-------------------------------------------------------------------------------

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

A successful product liability claim brought against us in excess of available insurance coverage would result in a decrease in earnings and any claim or product recall that results in significant adverse publicity against us may result in a decrease in our sales and earnings.
-------------------------------------------------------------------------------

We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred

Future acquisitions and investments could result in dilution to earnings per share and a decrease in the valuation of our common stock.
-------------------------------------------------------------------------------

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

Impairment of goodwill and other intangible assets would result in a decrease in our earnings.
--------------------------------------------------------------------------------

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

Our current policy of not paying cash dividends means the only way to realize a return on your investment in our common stock is to sell it at a profit.
-------------------------------------------------------------------------------

We do not anticipate paying cash dividends in the foreseeable future. Currently the only way you will realize a return on your investment in our common stock is to sell your stock at a profit.

Certain anti-takeover provisions and preferred stock could result in a decrease in a potential acquirer's valuation of our common stock.
-------------------------------------------------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The company's exposure to interest rate risk consists of its floating rate Secured Credit agreement. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Based upon a hypothetical ten percent increase in interest rates the potential impact to the Company's net earnings would be $0.1 million.

Item 4. Controls and Procedures

(a) The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of these controls and procedures within 90 days of the date of this report.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION



Item 5. Other Information

          On October 24, 2002 the Company announced that its Board of Directors had authorized the repurchase of $100 million of its outstanding common stock over the next twenty-four months.

          The timing and amounts of purchases will depend on market conditions. Repurchases will be effected from time to time in open market or privately negotiated transactions. The shares of common stock will be kept as treasury shares and will be used for general corporate purposes.

Item 6. Exhibits and Reports on Form 8 -K

          (a)  99.1 Press Release, dated October 24, 2002

               99.2 Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.3 Certification of David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) A Form 8-K was filed on July 26, 2002 announcing second quarter and first half of 2002 operating results and projections for third quarter and full year sales and earnings. A Form 8-K was filed on August 12, 2002 announcing the mailing of Statements Under Oath of the Principal Executive Officer and Principal Financial Officer of the Company Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. A Form 8-K was filed on September 12, 2002 announcing projections for third quarter and full year earnings per share. A Form 8-K was filed on October 25, 2002 announcing third quarter and nine months of 2002 operating results and projections for the fourth quarter and full year earnings per share.

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


                                    Furniture Brands International, Inc.
                                              (Registrant)



                                      By Steven W. Alstadt
                                      -----------------------------
                                         Steven W. Alstadt
                                         Controller and
                                         Chief Accounting Officer




Date:  November 13, 2002

                                 CERTIFICATIONS


I, Wilbert G. Holliman, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Furniture Brands International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002



                           By /s/ Wilbert G. Holliman
                              Wilbert G. Holliman
                              Chairman of the Board, President
                                and Chief Executive Officer

I, David P. Howard, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Furniture Brands International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002



                             By /s/ David P. Howard
                                David P. Howard
                                Vice President, Treasurer
                                 and Chief Financial Officer

                                                            Exhibit 99.1


INFORMATION

FOR IMMEDIATE RELEASE






                    FURNITURE BRANDS INTERNATIONAL AUTHORIZES
                            COMMON STOCK REPURCHASES


St. Louis, Missouri, October 24, 2002 - The Board of Directors of Furniture Brands International, Inc. (NYSE:FBN) announced today that it has authorized the repurchase of $100 million of its outstanding common stock over the next twenty-four months.

The timing and amounts of purchases will depend on market conditions. Repurchases will be effected from time to time in open market or privately negotiated transactions. The shares of common stock repurchased will be kept as treasury shares and will be used for general corporate purposes.

W.G. (Mickey) Holliman, Chairman, President and Chief Executive Officer of Furniture Brands International, stated: "The stock repurchase authority granted by our Board two years ago has now expired. While our current intention is to use our free cash to continue with our deleveraging program, this renewed authority will give us the flexibility to consider stock purchases as market conditions warrant."

Furniture Brands International is America's largest home furnishings manufacturer, manufacturing and sourcing its products under six of the best-known brand names in the industry - Broyhill, Lane, Thomasville, Henredon, Drexel Heritage and Maitland-Smith. The company markets its products across a broad spectrum of price categories and distributes its products through an extensive system of independently owned national, regional and local retailers.

This release contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the company's expected earnings per share, the prospects for the overall business environment, and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors may include: overall business and economic conditions and growth in the furniture industry; changes in customer spending patterns and demand for home furnishings; competitive factors, such as design and marketing efforts by other furniture manufacturers; pricing pressures; success of the marketing efforts of retailers and the prospects for further customer failures; the company's success in furniture design and manufacture; the effects of manufacturing realignments and cost savings programs; and other risk factors listed from time to time in the company's public releases and SEC reports, including but not limited to the most recent reports on Forms 10-Q and 10-K. The company also cautions investors that our forecast for the fourth quarter and the year 2002 represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of Furniture Brands International, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. G. Holliman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   /s/  W.G. Holliman
                                  W. G. Holliman
                                  Title:  Chief Executive Officer
                                  Furniture Brands International, Inc.
                                  November 13, 2002

                                                                    Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the quarterly report of Furniture Brands International, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David P. Howard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  David P. Howard
                                     David P. Howard
                                     Title:  Chief Financial Officer
                                     Furniture Brands International, Inc.
                                     November 13, 2002