Form 10-K
period 2002-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2003-03-25
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (Mark one)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002 or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to__________________

Commission file number I-91
                       ----

                      Furniture Brands International, Inc.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

            Delaware                                         43-0337683
--------------------------------------------         ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


  101 South Hanley Road, St. Louis, Missouri                   63105
----------------------------------------------       ---------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (314) 863-1100
--------------------------------------------------   ---------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange on
            Title of each class                          which registered
-------------------------------------------     --------------------------------
     Common Stock - $1.00 Stated Value               New York Stock Exchange
    with Preferred Stock Purchase Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, was approximately $1,008,961,889.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    56,277,066 shares as of February 28, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
   of Stockholders on April 24, 2003.................................   Part III

                                     PART I

Item 1. Business

(c)  Narrative Description of Business

The Company, one of the largest manufacturers of residential furniture in the United States, markets its products through its four operating subsidiaries:
Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc.

PRODUCTS

The Company manufactures and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and (v) accessories. The Company's brand name positioning by price and product category is shown below.



                                                                              UPHOLSTERY
                                                                ----------------------------------------
PRICE                                                                               RECLINER/
CATEGORY                CASE GOODS          OCCASIONAL          STATIONARY          MOTION              ACCESSORIES
--------                ----------          ----------          ----------          ---------           -----------

PREMIUM                 Henredon            Henredon            Henredon                                Maitland-Smith
                        Drexel  Heritage    Drexel  Heritage    Drexel Heritage
                        Maitland-Smith      Maitland-Smith      Maitland-Smith
                        Hickory Chair       Hickory Chair       Hickory Chair
                                                                Pearson


BEST                    Thomasville         Thomasville         Thomasville          Thomasville
                        Drexel Heritage     Drexel Heritage     Drexel Heritage
                        Broyhill            Broyhill            HBF
                        HBF                                     Broyhill
                                                                Highland House

BETTER                  Drexel Heritage     Drexel Heritage     Drexel Heritage     Lane
                        Lane                Lane                Lane                Broyhill
                        Broyhill            Broyhill            Broyhill
                                                                Highland House

GOOD                    Broyhill            Broyhill            Broyhill            Lane
                                                                                    Broyhill

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

LANE FURNITURE INDUSTRIES

Lane manufactures and markets a broad range of high quality furniture targeting the "good" and "better" price categories. Lane targets niche markets with its three operating divisions, which participate in such segments of the residential furniture market as reclining chairs and motion furniture, cedar chests and wicker and rattan.

Lane's upholstery division manufactures and markets reclining chairs and motion furniture in the "good" and "better" price categories under the Lane brand name. Motion furniture consists of sofas and loveseats with recliner-style moving parts and comfort features. Other upholstered furniture consists of wall saver recliners, pad-over chaise recliners, hi-leg recliners, sleep sofas and motion sectionals. Royal Development Company, a division of Lane, designs and manufactures the mechanisms used in Lane's reclining furniture products. The Lane Leather collection represents an important source of growth for Lane's upholstery division, as leather is the fastest-growing category in upholstered furniture. The collection, priced in the "better" category comes in three styles
- American ranch, American traditional and urban contemporary. Lane has also recently introduced a stationary line of upholstered furniture which is enjoying good success.

Lane's wood furniture division markets cedar chests, living room, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. Sold under the Lane brand name, the case goods collections and individual products are sold in the "good" and "better" price categories.

Laneventure manufactures and markets moderately priced wicker, rattan, bamboo, exposed aluminum and teak furniture, tables, occasional wood pieces and two lines of upholstered furniture under the Laneventure brand name. One line is comprised of contemporary and modern upholstered furniture and metal and glass occasional and dining room tables, and the other which is comprised of traditional and contemporary upholstered furniture, primarily sofas, loveseats, chairs and ottomans. Laneventure also manufactures outdoor and patio furniture featuring fast drying upholstered cushions under the sub-brand name WeatherMaster, which has developed significant consumer acceptance.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville manufactures and markets wood furniture, upholstered products and promotional/RTA furniture. Thomasville markets its products primarily under the Thomasville brand name, and has several other divisions which market products under separate brands. Thomasville offers an assortment of upholstery and wood furniture under one brand name that targets the "best" price category. Upholstery is primarily marketed in three major styles: traditional, American traditional/country and casual/lifestyle contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from a wide variety of different styles within the general style categories, and as much as 45% of the Thomasville fabric and leather offering changes in a 12 month period, insuring that the latest colors and textures are available. Wood furniture is primarily marketed in four major styles: American traditional/country, 18th century, European traditional and casual contemporary.

Hickory Chair manufactures and markets traditional styles of upholstered furniture, dining room collections and occasional tables in the "best" and "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington's home. In October 2000, Hickory Chair introduced its Thomas O'Brien collection, which includes upholstery, chairs, tables, beds and cabinetry in O'Brien's acclaimed "warm modernist" style. A collection of case goods and upholstery designed by William Poole has also been recently introduced.

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

HDM FURNITURE INDUSTRIES

HDM Furniture Industries has three operating subsidiaries: Henredon Furniture Industries, Inc., Drexel Heritage Furniture Industries, Inc. and Maitland-Smith Furniture Industries, Inc.

Henredon manufactures and markets bedroom, dining room, occasional and upholstered furniture in the premium price category. Henredon markets its furniture in 14 collections and is the furniture licensee for the Ralph Lauren Home Collection and Historic Natchez. Henredon is an industry style and fashion leader and provides the consumer with unique and distinct products ranging from contemporary to traditional.

Drexel Heritage launched its new tri-branding strategy in 2002, marketing case goods and upholstered furniture under three distinct brands: Heritage, Drexel and dh. The price categories range from "mid to upper premium," targeting female consumers from 27-year-olds to 50-plus, with beautifully made and designed products. Furniture styles range from French and European traditional to contemporary and transitional. Drexel Heritage also manufactures and markets a line of sophisticated and elegant upholstery and case goods under the Lillian August brand and produces furniture for the hospitality and government markets. Drexel currently produces approximately 25 collections with four to six new collections offered each year.

Maitland-Smith is a leading designer and manufacturer of "best" and "premium" hand crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials, including distinctive leather, fancy faced veneer, stone and hand-painted metal. Maitland-Smith markets under the Maitland-Smith and LaBarge brand names. The Maitland-Smith brand is inspired by designs from the master craftsmen of 17th, 18th and 19th century England. The LaBarge brand name emphasizes Continental European design in mirrors and occasional furniture.

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

The Company's breadth of product and national scope of distribution enable it to effectively service national retailers such as J.C. Penney and key regional retailers such as Havertys, Bloomingdale's, Marshall Field, Dillard's, Breuner's and Kittle's. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery programs and the network of independent dealer-owned dedicated retail locations, such as Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores. The Company primarily distributes its products through a diverse network of independently owned retail locations, which includes 216 freestanding stores, 929 galleries and 700 furniture centers.

Broyhill, Lane, Thomasville and Drexel Heritage have all developed gallery programs with dedicated dealers displaying furniture in complete room ensembles. These retailers employ a consistent showcase gallery concept wherein products are displayed in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Each operating company offers substantial services to retailers to support their marketing efforts, including coordinated national advertising, merchandising and display programs and extensive dealer training.

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

BROYHILL FURNITURE INDUSTRIES

One of Broyhill's principal distribution channels is the Broyhill Showcase Gallery program. This program, started in 1983, involves 319 domestic and international participating dealer locations. Each dealer in the Broyhill Showcase Gallery program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. A Broyhill Showcase Gallery consists of a minimum of 7,500 square feet of dedicated display space. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

Introduced in 2001 as a dedicated distribution retail concept, 19 Broyhill Furniture Showplaces are owned and operated by retail dealers who commit a minimum of 12,500 square feet of display space to Broyhill products. This program also offers extensive merchandising and marketing support.

In 2002, Broyhill introduced the Broyhill Home Collections Store dedicated distribution retail concept. Broyhill Home Collections stores will be owned and operated by a retail dealer who commits a minimum of 20,000 square feet of display space to Broyhill products in a free-standing store environment. This program also offers extensive merchandising and marketing support.

For the retailer that is currently not a participant in the gallery, Showplace or Home Collections Store programs, Broyhill offers the Independent Dealer Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. Participating retailers in the Independent Dealer Program commit to a minimum, pre-selected lineup of Broyhill merchandise and, in return, receive a detailed, step-by-step, year-round advertising and merchandising plan. The program includes four major sales events per year, monthly promotional themes and professionally prepared advertising and recognition on the local level. As part of the Independent Dealer Program, Broyhill offers the Broyhill Furniture Center Program to 700 retailers that have committed at least 2,500 square feet exclusively to Broyhill products arranged in gallery-type room settings. This program includes all of the benefits of the Independent Dealer Program, plus additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may eventually become participants in the Broyhill Showcase Gallery, Broyhill Furniture Showplace or Broyhill Home Collections Store programs.

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

Lane has established specialty gallery programs with 370 participating dealers. This includes 321 dealer-owned Comfort Showcase Galleries and Comfort Furnishings Galleries established by Lane's Upholstery division. These galleries average approximately 4,200 square feet of retail space specifically dedicated to the display, promotion and sale of Lane upholstery and wood products. Lane plans to develop its own free-standing stores program through independent retailers to complement but not compete with their existing distribution networks.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville products are offered at 642 independently-owned and three Company-owned retail locations, including 173 Thomasville Galleries, 162 Thomasville Home Furnishings Stores and 310 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings Store opened in 1988. The typical Thomasville Home Furnishings Store is a 15,000 square foot, independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.


Hickory Chair distributes through premium-quality dealers including 22 gallery locations. Pearson distributes its products primarily through premium-quality dealers and the interior design trade. The Founders division sells promotional furniture to a variety of retailers for sale to consumer end-users and certain contract customers. Promotional furniture is sold to retail chains such as Costco, Value City, as well as independent furniture stores. Promotional
furniture  is  also  sold  in  the   hospitality  and  health  care  markets  of
Thomasville's contract business. The Creative Interiors division sells RTA furniture to customers which include national chains such as Target and Wal-Mart, catalog showrooms, discount mass merchandisers, warehouse clubs and home furnishings retailers.

HDM FURNITURE INDUSTRIES

Henredon distributes its products through a network of approximately 450 fine furniture dealers, department stores and wholesale showrooms in this country and abroad. The Ralph Lauren Home Collection is also distributed through Polo Ralph Lauren retail stores. The typical Henredon display is 5,000 to 8,000 square feet. Henredon dealers include Louis Shanks of Texas, Gabberts, Kittles, Boyles, Baer's, Treasures, Marshall Field, Bloomingdales, Rich's, Lazarus, Macy's West and Dillards.

Drexel Heritage products are offered at 464 independently owned retail locations, including 45 Drexel Heritage galleries, 33 dedicated Drexel Heritage Home Inspiration stores and 386 authorized dealers. Drexel Heritage galleries have an average of 6,000 square feet of dedicated space. The typical Drexel Heritage Home Inspiration store is a 14,000 square foot independently owned store offering a broad range of Drexel Heritage products, presented in a home-like setting by a salesperson or design consultant.

Maitland-Smith distributes its products nationally and internationally through a well-established network of high-end retail furniture stores, designer showrooms, antique dealers and specialty gift stores. The dealers are selected to preserve and enhance the prestige and reputation of the Maitland-Smith brand names.

MARKETING AND ADVERTISING

Advertising is used to increase consumer awareness of the Company's brand names and is targeted to specific consumer segments through national and regional television as well as leading shelter and other popular magazines such as Better Homes and Gardens, People and Good Housekeeping. Each operating company uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. Each operating company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each operating company's toll-free telephone number. Extensive use of Internet web-based technology for customer and consumer awareness and service is also used by each operating company.

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

LANE FURNITURE INDUSTRIES

Lane's marketing approach reflects the diversity of its various divisions and product lines. Lane employs an integrated marketing/advertising strategy in which it coordinates magazine, newspaper, circular and television advertising with other marketing programs to promote a single product. Each of the Lane divisions advertises extensively in trade and consumer publications targeting various niche markets.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville's current advertising appears on national network and cable television during peak promotional periods. The campaign emphasizes Thomasville fashion and quality leadership through the use of dramatic commercials featuring individual, high quality wood and upholstery pieces. National cable networks include A&E, The Discovery Channel, CNN, CNN Headline News, The Weather Channel, TNN, The Travel Channel, TBS and Entertainment Network.

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

Thomasville's other divisions (Hickory Chair, Pearson, Highland House, Founders and Creative Interiors) use or participate in various advertising publications throughout the year.

HDM FURNITURE INDUSTRIES

Henredon's national advertising is focused in magazines such as Architectural Digest and House & Gardens. Henredon produces full color catalogs in support of each collection and maintains a web site which provides the consumer the opportunity to view all current collections, order catalogs and locate dealers in their local trading areas.

Drexel Heritage offers a fully integrated marketing program that includes national brand advertising and a full calendar of promotional events. These events include themed promotional concepts, selected product discounts, cooperative advertising support and a complete advertising marketing portfolio. This portfolio includes dealer television commercials, consumer sales circulars, direct mail postcards, newspaper advertisements, radio commercials, in-store events and a complete in-store point of sale package.

Maitland-Smith has chosen to do little advertising over the years. This approach has created an aura of mystique around the brand that adds to its charm and has worked well within its dealer base. Promotional activities with dealers are designed to preserve and enhance Maitland-Smith's brand name in the home furnishings industry.

MANUFACTURING

Broyhill operates 15 finished case goods and upholstery production and warehouse facilities totaling over 5.0 million square feet. All finished good plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

Lane operates 7 upholstery production and warehouse facilities in Mississippi and North Carolina totaling over 2.9 million square feet. Significant capital expenditures have been made to acquire technologically advanced manufacturing equipment which has increased factory productivity as well as capacity.

Thomasville manufactures or assembles its products at 18 finished case goods and upholstery production and warehouse facilities located in North Carolina and Virginia, totaling approximately 6.5 million square feet. Each plant is specialized, manufacturing premium furniture products allowing more efficient production runs while maintaining high quality standards.

The manufacturing process for Thomasville's Founders and Creative Interiors divisions are highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored using highly automated assembly lines. Completed goods are either assembled (Founders) or flat packed (Creative Interiors) and stored in an automated warehouse to provide quicker delivery to customers. Ninety percent of Creative Interiors products are shipped within 14 days of production.

Henredon manufactures in 4 case goods and upholstery production and warehouse facilities encompassing approximately 1.7 million square feet all located in North Carolina. Henredon is a leader in cellular manufacturing which allows for the efficient production of relatively small production runs.

Drexel Heritage operates 5 case goods and upholstery production and warehouse facilities that total approximately 1.8 million square feet. All facilities are located in western North Carolina except for an upholstery plant located in High Point, North Carolina. Each facility is specialized to manufacture premium quality furniture in a cellularized manufacturing environment.

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

The Company has an agreement with Furniture Brands Import Services Organization (formerly Outlook International, Ltd.) which is the exclusive representative for the Company for the manufacture of products in the Far East. Furniture Brands Import Services, an independently owned company, provides sourcing assistance, product quality control and other import-related services to the Company.

The Company has strategic alliances with several foreign manufacturers whereby the operating companies have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers' capacity, subject to quality control and delivery standards. While an alliance represents a significant portion of the foreign manufacturers' operations, no one foreign manufacturer represents a material portion of the Company's consolidated import requirements.

The Company has no long-term supply contracts and has experienced no significant problems in supplying its operations. Although the Company has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company's profit margins for its products.

The majority of raw materials for promotional and RTA products are purchased domestically, although paper and certain hardware is purchased abroad. The Company believes, however, that its proximity to and relationship with suppliers are advantageous for the sourcing of such materials. In addition, by combining the purchase of various raw materials (such as foam, cartons, springs and fabric) and services, the operating companies have been able to realize cost savings.

ENVIRONMENTAL MATTERS

The Company is subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act ("Superfund"). Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, the Company closely monitors environmental performance at all of its facilities. The Company believes it is in substantial compliance with all environmental laws. While the Company may be required to make capital investments at some of its facilities to ensure compliance, the Company believes it will continue to meet all applicable requirements in a timely fashion and that the cost required to meet these requirements will not materially affect its financial condition or its results of operations.

The Company has been identified as a potentially responsible party ("PRP") at a number of superfund sites. The Company believes that its liability with respect to most of the sites is de minimis, and the Company is entitled to indemnification by others with respect to liability at certain sites. The Company believes that any liability as a PRP with regard to the superfund sites will not have a material adverse effect on its financial condition or results of operations.

COMPETITION

The residential furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including La-Z-Boy Incorporated, Ethan Allen Interiors, Inc. and Ashley Furniture Industries, Inc., as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

EMPLOYEES

As of December 31, 2002, the Company employed approximately 23,600 people. None of the Company's employees is represented by a union.

BACKLOG

The combined backlog of the Company's operating companies as of December 31, 2002 aggregated approximately $284 million compared to approximately $290 million as of December 31, 2001.

RISK FACTORS

The Company's operating results are subject to quarterly and annual fluctuations as a result of a number of factors. Such factors include:

An economic downturn could result in a decrease in the Company's sales and earnings.

The residential furniture industry has historically been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Such events would also impact retailers, the Company's primary customers, resulting in a decrease in sales and earnings.

Loss of market share due to competition would result in a decrease in future sales and earnings.

The residential furniture manufacturing business is highly competitive and fragmented. The Company competes with many other manufacturers some of which offer widely advertised, well known, branded products. The highly competitive nature of the industry means the Company is constantly subject to the risk of losing market share to those privately held competitors who have lower sales and profitability targets. As a result, the Company may not be able to maintain or to raise the prices of its products in response to such inflationary pressures as increasing costs. Also due to the large number of competitors and their wide range of product offerings, the Company may not be able to differentiate its products (through styling, finish and other construction techniques) from those of its competitors.

Failure to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in future sales and earnings.

Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes. Consumer tastes and fashion trends can change rapidly. If the Company is unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner it may lose sales and be faced with excess inventory (both raw materials and finished goods). Disposal of excess inventory may result in a decrease in sales and earnings.

Failure to achieve the Company's projected mix of product sales could result in a decrease in its future sales and earnings.

Some of the Company's products are sold for a higher profit than other of its products. An increase in the sales of lower profit products at the expense of the sales of higher profit products could result in a decrease in earnings.

Business failures of large customers could result in a decrease in the Company's future sales and earnings.

Although the Company has no customers who individually represent 10% or more of its total annual sales, the possibility of business failures of large customers could result in a decrease in its future sales and earnings in that these sales are difficult to replace.

Distribution realignments and cost savings programs can result in a decrease in the Company's near-term sales and earnings.

At times it is necessary for the Company to discontinue certain relationships with customers (retailers) who do not meet its growth and profitability standards. Until realignment is established, there can be a decrease in near-term sales and earnings. The continuation in 2001 of such a realignment program was in part responsible for the 10.6% decrease in its sales for that year. The Company continually reviews relationships with its customers (retailers) and future realignments are possible based upon such ongoing reviews.

Manufacturing realignments could result in a decrease in the Company's near-term earnings.

The Company continually reviews its domestic manufacturing operations and offshore (import) sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in near-term earnings until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems and procedures. Certain products may also be shifted from domestic manufacturing to offshore sourcing. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full.


Increased reliance on offshore (import) sourcing of various products could adversely affect the Company's ability to service customers which could result in a decrease in sales.

During the last several years, the Company has been increasing its offshore (import) capabilities to provide flexibility in product programs and pricing to meet competitive pressures. The mix of various product lines has been moving from domestically manufactured to offshore sourced. Offshore (import) sourcing is subject to political instability in countries where contractors and suppliers are located and possible delay due to managing at a distance. Either could make it more difficult for the Company to service its customers. Other risks include the imposition of regulations and quotas relating to imports; duties, taxes and other charges on imports; and, significant fluctuation of the value of the U.S. dollar against foreign currencies, all of which could increase costs and decrease earnings.

Fluctuations in the price, availability and quality of raw materials could cause delay which could result in a decrease in the Company's sales and increase costs which would result in a decrease in earnings.

Fluctuations in the price, availability and quality of the raw materials that the Company uses in manufacturing residential furniture could have a negative effect on its cost of sales and ability to meet the demands of customers (retailers). Inability to meet the demands of customers could result in the loss of future sales. The Company uses various types of wood, fabrics, leathers, glass, upholstered filling material and other raw materials in manufacturing furniture. The costs to manufacture furniture depend in part on the market prices of the raw materials used to produce the furniture. The Company may not be able to pass along to its customers all or a portion of the costs of higher raw materials due to competitive and marketing pressures.

A successful product liability claim brought against the Company in excess of available insurance coverage would result in a decrease in earnings and any claim or product recall that results in significant adverse publicity against the Company may result in a decrease in sales and earnings.

The Company faces the business risk of exposure to product liability claims in the event that the use of any of its products results in personal injury or property damage. In the event that any of its products prove to be defective, the Company may be required to recall or redesign such products. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to it or that such coverage will be adequate for liabilities actually incurred.

Future acquisitions and investment could result in dilution to earnings per share and a decrease in the valuation of the Company's common stock.

As part of the Company's business strategy, it has made and expects to continue to make acquisitions and investments in businesses that offer complementary products. Risks commonly encountered in acquisitions include the possibility that the Company pays more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business and the distraction of management from ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisition.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

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

The Company's current policy of not paying cash dividends means the only way to realize a return on investment in its common stock is to sell it at a profit.

Currently, the only way a stockholder will realize a return on their investment in the Company's common stock is to sell the stock at a profit.

Certain anti-takeover provisions and preferred stock could result in a decrease in a potential acquirer's valuation of the Company's common stock.

Certain provisions of the Company's Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. Also, the Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire the Company.

INTERNET ACCESS

Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company's Internet web site as soon as reasonably practicable after electronically filed with, or furnished to, the Securities & Exchange Commission. The Company's website can be accessed at www.furniturebrands.com.



ITEM 2. Properties

The Company owns or leases the following principal plants, offices and warehouses.



Division/Location       Type of Facility                        Floor Space (sq.ft.)          Owned or Leased
-----------------       ----------------                        --------------------          ---------------
Furniture Brands:
St. Louis, MO            Headquarters                                      26,800                   Leased

Broyhill:
Lenoir, NC               Headquarters                                     136,000                    Owned
Lenoir, NC               Case goods plant/warehouse                       312,632                    Owned
Lenoir, NC               Case goods plant/warehouse                       628,000                    Owned
Rutherfordton, NC        Case goods plant/warehouse                       575,656                    Owned
Lenoir, NC               Case goods plant/warehouse                       419,000                    Owned
Lenoir, NC               Case goods plant/warehouse                       390,020             Owned/Leased
Rutherfordton, NC        Upholstery plant/warehouse                       433,597                    Owned
Conover, NC              Case goods plant/warehouse                       316,542                    Owned
Lenoir, NC               Case goods plant/warehouse                       772,757                    Owned
Lenoir, NC               Upholstery plant/warehouse                       252,380                    Owned
Taylorsville, NC         Upholstery plant/warehouse                       212,754                    Owned
Lenoir, NC               Warehouse                                        124,700                    Owned
Lenoir, NC               Warehouse                                         96,000                    Owned
Lenoir, NC               Warehouse                                        252,250                   Leased
Lenoir, NC               Warehouse                                        205,964                   Leased
Chino, CA                Warehouse                                         79,456                   Leased

Drexel Heritage:
Drexel, NC               Offices                                           25,000                    Owned
Marion, NC               Case goods plant                                 501,133                    Owned
Morganton, NC            Upholstery plant                                 144,869                    Owned
High Point, NC           Upholstery plant                                 280,650                    Owned
Hildebran, NC            Case goods plant                                 360,710                    Owned
Morganton, NC            Warehouse                                        501,800                    Owned
High Point, NC           Headquarters/showroom                            100,000                    Owned

Henredon:
Morganton, NC            Headquarters/
                           casegoods plant/warehouse                      898,690                    Owned
Spruce Pine, NC          Case goods plant/warehouse                       553,180                    Owned
High Point, NC           Upholstery plant                                 125,803                    Owned
Mt. Airy, NC             Upholstery plant                                 102,500                    Owned

Lane:
Tupelo, MS               Headquarters/
                           upholstery plant/warehouse                     715,951                    Owned
Saltillo, MS             Upholstery plant/warehouse                       570,328                    Owned
Verona, MS               Upholstery plant/warehouse                       413,000                    Owned
Pontotoc, MS             Upholstery plant/warehouse                       369,216                    Owned
High Point, NC           Plant                                            187,162                    Owned
Conover, NC              Upholstery plant                                 351,015                    Owned
Conover, NC              Upholstery plant/warehouse                       347,500                    Owned

Maitland-Smith:
High Point, NC           Headquarters/warehouse                           220,000                   Leased
Cebu, Philippines        Case goods plant                                 398,377                    Owned
Semarang, Indonesia      Plant/warehouse                                  128,925                   Leased

Thomasville:
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
Hickory, NC              Upholstery plant                                  58,700                    Owned
Thomasville, NC          Warehouse                                        731,000                    Owned
Appomattox, VA           Case goods plant/warehouse                       829,800                    Owned
Carysbrook, VA           Case goods plant                                 189,000                    Owned
Hickory, NC              Upholstery plant/warehouse                       209,800                   Leased
Conover, NC              Case goods plant/warehouse                       260,000                    Owned
Hickory, NC              Upholstery plant/warehouse                       519,011                    Owned
Hickory, NC              Case goods/upholstery
                           plant/warehouse                                211,391                    Owned
High Point, NC           Upholstery plant/warehouse                       178,500                    Owned



The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing revenue bonds. The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were utilized during 2002 at a moderate level of productive capacity and believes that in conjunction with its import capabilities the Company's facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

                                    PART II

Item 5.  Market  for The  Registrant's  Common  Equity and  Related  Stockholder
         Matters

As of February 28, 2003, there were approximately 1,980 holders of record of Common Stock.

Shares of the Company's Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company's Common Stock on the New York Stock Exchange is included in Note 15 to the consolidated financial statements of the Company.

The Company has not paid cash dividends on its Common Stock during the two years ended December 31, 2001 and 2002.



Item 6. Selected Financial Data

                     FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

------------------------------------------- ----------------------------------------------------------------------------------------
                                                                          Year Ended December 31,
(Dollars in thousands                       ----------------------------------------------------------------------------------------
 except per share data)                              2002             2001              2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Summary of operations:
  Net sales                                     $ 2,397,709      $ 1,891,313       $ 2,116,239       $ 2,088,112       $ 1,960,250
  Gross profit                                      633,558          466,794           546,859           550,312           515,512
  Interest expense                                   21,732           21,984            36,389            37,577            43,455
  Earnings before income tax
    expense and extraordinary item                  184,424           87,694           165,997           176,764           152,143
  Income tax expense                                 65,593           29,664            57,574            64,854            54,205
  Earnings before extraordinary item                118,831           58,030           108,423           111,910            97,938
  Extraordinary item                                    -                -              (2,522)              -                 -
  Net earnings                                  $   118,831      $    58,030       $   105,901       $   111,910       $    97,938

Per share of common stock - diluted:
  Earnings before extraordinary item            $      2.11      $      1.13       $      2.15       $      2.14       $      1.82
  Extraordinary item                                     -                -              (0.05)              -                 -
  Net earnings                                  $      2.11      $      1.13       $      2.10       $      2.14       $      1.82

Weighted average common shares
  - diluted (in thousands)                           56,387           51,325            50,443            52,335            53,809

Other information:
  Working capital                               $   652,095      $   603,420       $   548,463       $   518,036       $   509,148
  Property, plant and equipment, net                333,371          321,640           303,235           297,746           293,777
  Capital expenditures                               50,214           22,991            53,310            48,951            44,358
  Total assets                                    1,567,402        1,503,489         1,304,838         1,288,834         1,303,204
  Long-term debt                                    374,800          454,400           462,000           535,100           589,200
  Shareholders' equity                          $   869,515      $   759,659       $   583,905       $   474,197       $   413,509
====================================================================================================================================



Item 7. Management's Discussion and Analysis of Result of Operations and Financial Condition


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

Results of Operations

     As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 2002, 2001, and 2000.

------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                            Year Ended December 31,
                                   -------------------------------------------------------------------------------------
                                              2002                         2001                         2000
                                   ---------------------------- ---------------------------- ---------------------------
                                                         % of                          % of                         % of
                                         Dollars    Net Sales          Dollars    Net Sales      Dollars       Net Sales
------------------------------------------------------------------------------------------------------------------------
Net sales                               $2,397.7        100.0%        $1,891.3       100.0%     $2,116.2        100.0%
Cost of operations                       1,721.7         71.8          1,387.6        73.4       1,529.9         72.3
Selling, general and
  administrative
  expenses                                 424.3         17.7            330.8        17.5         335.6         15.9
Depreciation and
  amortization                              49.3          2.1             55.8         2.9          58.1          2.7
Asset impairment charges                     -             -              18.0         1.0           -             -
------------------------------------------------------------------------------------------------------------------------
Earnings from
  operations                               202.4          8.4             99.1         5.2         192.6          9.1
Interest expense                            21.7          0.9             22.0         1.2          36.4          1.7
Other income, net                            3.7          0.2             10.6         0.6           9.8          0.4
------------------------------------------------------------------------------------------------------------------------
Earnings before income tax
  expense and extraordinary item           184.4          7.7             87.7         4.6         166.0          7.8
Income tax expense                          65.6          2.7             29.7         1.5          57.6          2.7
------------------------------------------------------------------------------------------------------------------------
Net earnings before
  extraordinary item                      $118.8          5.0%          $ 58.0         3.1%        $108.4        5.1%
========================================================================================================================
Gross profit 1                            $633.6         26.4%          $466.8        24.7%        $546.8       25.8%
========================================================================================================================

     1 The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

   -------------------------------------------------------------------------------------------------------------------
   (Dollars in millions)                                                       Year Ended December 31,
                                                              --------------------------------------------------------
                                                                           2002               2001               2000
   -------------------------------------------------------------------------------------------------------------------
   Net sales                                                           $2,397.7           $1,891.3           $2,116.2
   Cost of operations                                                   1,721.7            1,387.6            1,529.9
   Depreciation (associated with cost of goods sold)                       42.4               36.9               39.5
   -------------------------------------------------------------------------------------------------------------------
   Gross profit                                                          $633.6             $466.8             $546.8
   ===================================================================================================================

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net sales for 2002 were $2,397.7 million compared to $1,891.3 million in 2001, an increase of $506.4 million or 26.8%. Excluding the acquisition of HDM, which the Company acquired as of the close of business on December 28, 2001, the Company's sales (Broyhill, Lane and Thomasville) showed growth of 6.4% for the year. The increase in net sales (excluding the acquired companies) was primarily due to strong performances at the mid-level price points, partially offset by weak activity in the upper-end product categories.

     Cost of operations for 2002 was $1,721.7 million compared to $1,387.6 million in 2001. The large increase was the result of the Company's acquisition of HDM. Cost of operations as a percentage of net sales decreased from 73.4% for 2001 to 71.8% for 2002. This decrease was the result of increased plant utilization arising from the sales volume increase, the favorable impact from the 2001 restructuring activities and an increased focus on lower-cost imported products.

     Selling, general and administrative expenses increased to $424.3 million in 2002 from $330.8 million in 2001. The large increase was the result of the Company's acquisition of HDM. As a percentage of net sales, selling, general and administrative expenses rose modestly from 17.5% in 2001 to 17.7% in 2002.

     Depreciation and amortization for 2002 was $49.3 million compared to $55.8 million in 2001, a decrease of 11.7%. The large decrease occurred because of the adoption of Statement of Financial Accounting Standards No. 142, which eliminated the amortization of goodwill and other intangible assets with indefinite lives. This decrease was partially offset by the acquisition of HDM. The amount of depreciation and amortization attributed to goodwill and other intangible assets with indefinite lives in 2001 was $12.1 million.

     Interest expense for 2002 totaled $21.7 million compared to $22.0 million in 2001. The decrease in interest expense reflects the Company's debt reduction program and lower interest rates, partially offset by increased indebtedness due to the acquisition of HDM.

     Other income, net for 2002 totaled $3.7 million compared to $10.6 million for 2001. For 2002, other income consisted of interest on short-term investments of $1.2 million and other miscellaneous income and expense items totaling $2.5 million. Other income, net in 2001 included non-operating income of $8.0 million related to the sale of the Company's investment in a company which leases exhibition space to furniture and accessory manufacturers, partially offset by additions to reserves related to certain discontinued operations.

     Income tax expense for 2002 totaled $65.6 million, producing an effective tax rate of 35.6% compared with an effective tax rate of 33.8% for 2001. The effective tax rates for both periods were adversely impacted by provisions for state and local income taxes. The effective tax rate for 2001 was favorably impacted by an adjustment to income tax accruals resulting from the completion of certain Federal income tax audits.

     Net earnings per common share item on a diluted basis were $2.11 and $1.13 for 2002 and 2001, respectively. Weighted average shares used in the calculation of net earnings per common share on a basic and diluted basis were 55,507,000 and 56,387,000 in 2002, respectively, and 50,357,000 and 51,325,000 in 2001, respectively.

     Gross profit for 2002 was $633.6 million compared with $466.8 million for 2001, an increase of 35.7%. The increase resulted primarily from the acquisition of HDM. The increase in gross profit margin from 24.7% in 2001 to 26.4% in 2002 was primarily due to increased plant utilization arising from the sales volume increase , the favorable impact from the 2001 restructuring activities, and an increased focus on lower cost imported products. In addition, the high-end products produced by the HDM companies typically generate higher gross margins.

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

     Cost of operations for 2001 was $1,387.6 million compared to $1,529.9 million for 2000, a decrease of 9.3%. Cost of operations as a percentage of net sales increased from 72.3% for 2000 to 73.4% for 2001 primarily due to decreased plant utilization resulting from the sales volume decrease and a focus on more imported products as well as the restructuring charges.

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

     Income tax expense for 2001 totaled $29.7 million, producing an effective tax rate of 33.8% compared with an effective tax rate of 34.7% for 2000. The effective tax rate for 2001 was favorably impacted by an adjustment to income tax accruals resulting from the completion of certain Federal income tax audits.

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

Financial Condition and Liquidity

Liquidity

     Cash and cash equivalents at December 31, 2002 totaled $15.1 million compared to $15.7 million at December 31, 2001. For 2002, net cash provided by operating activities totaled $112.7 million. Net cash used by investing activities totaled $47.3 million. Net cash used by financing activities totaled $66.0 million.

     Working capital was $652.1 million at December 31, 2002 compared to $603.4 million at December 31, 2001. The current ratio was 4.3-to-1 at December 31, 2002 compared to 4.4-to-1 at December 31, 2001. The increase in working capital between years is the result of the Company's expanding import program which has increased inventory levels.

     At December 31, 2002, long-term debt totaled $374.8 million compared to $454.4 million at December 31, 2001. The decrease in indebtedness was funded by cash flow from operations. The Company's debt-to-capitalization ratio was 30.1% at December 31, 2002 compared to 37.4% at December 31, 2001.

Financing Arrangements

     To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstanding are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On December 31, 2002, there were $370.0 million in cash borrowings and $35.5 million in letters of credit outstanding, leaving an excess of $224.5 million available under the facility.

     Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2002, loans outstanding under the revolving credit facility consisted of $360.0 million based on the adjusted Eurodollar rate and $10.0 million based on the base rate, which in conjunction with the interest rate swaps have a weighted average interest rate of 5.07%.

     The Company believes that its revolving credit facility, together with cash generated from operations, will be adequate to meet liquidity requirements for the foreseeable future.

Other

Market Risk

     The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Based upon a hypothetical ten percent increase in interest rates, the potential impact to the Company's net earnings would be $0.1 million.

Funded Status of the Defined Benefit Pension Plan

     As of December 31, 2002, the accumulated benefit obligation of the Company's defined benefit pension plan exceeded the fair value of the plan's assets. As a result, the Company recognized an additional minimum pension liability of $42.5 million, $26.5 million net of tax. The after tax charge is recorded as a component of other comprehensive income.

Critical Accounting Policies

     Use of Estimates -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results are likely to differ from those estimates, but management believes such differences are not significant.

     Revenue Recognition-The Company recognizes revenue (sales) when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts.

     Allowance for Doubtful Accounts-The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance for doubtful accounts is based upon the review of specific customer account balances and an overall aging of the accounts receivable.

     Inventories-Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for obsolescence and appropriate adjustments recorded, if necessary, to ensure their value is recoverable.

     Long-lived Assets-Long-lived assets, which consist primarily of goodwill, trademarks and property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than the carrying value.

Recently Issued Statements of Financial Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with long-lived assets. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. This statement, which must be adopted in 2003, is not expected to have a material impact on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit and disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosure requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements are effective for periods ending after December 15, 2002. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation for guarantees issued or modified after December 31, 2002. The Company is evaluating the provisions of FIN 45 to determine the impact, if any, on its financial statements.

Outlook

     Order trends in the fourth quarter of 2002 continued to be positive in the middle and upper-middle price categories. While the Company has yet to see such a turnaround at the upper end, the cost savings initiatives undertaken during the year should position it for strong operating profit margin improvement as that price category begins to turn as well. Business overall is expected to be essentially flat for the first half of 2003, with a recovery beginning at mid-year and accelerating through the second half. The Company is currently projecting diluted earnings per common share of $2.40-$2.50 for the full year.

     Capital expenditures are forecasted at $40.0 million to $50.0 million for 2003, with depreciation expense anticipated to be approximately $55.0 million. Selling, general and administrative expenses for the year are expected to be 17.75% - 18.25% of net sales. Based upon current interest rates and budgeted debt reduction, interest expense is expected to be approximately $21.0 million for 2003. The Company expects to generate in excess of $100.0 million in cash flow from operations, the majority of which will be used to reduce long-term debt.

Forward-Looking Statements

     The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company's expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and manufacturing realignments and cost savings programs; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; impairment of goodwill and other intangible assets. Other risk factors may be listed from time to time in the Company's future public releases and SEC reports. See "Risk Factors" under
Item 1. for a more detailed explanation of the Company's risk factors.

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

Item 8.  Financial Statements and Supplementary Data



                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                        December 31,             December 31,
                                                                                     2002                     2001
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $   15,074               $   15,707
  Receivables, less allowances of $20,751
    ($18,841 at December 31, 2001)                                                375,050                  359,493
  Inventories (Note 5)                                                            432,104                  369,773
  Deferred income taxes                                                            17,768                   26,160
  Prepaid expenses and other current assets                                         9,463                    7,582
--------------------------------------------------------------------------------------------------------------------
    Total current assets                                                          849,459                  778,715
Property, plant and equipment:
  Land                                                                             22,217                   18,090
  Buildings and improvements                                                      245,686                  240,554
  Machinery and equipment                                                         393,034                  346,460
--------------------------------------------------------------------------------------------------------------------
                                                                                  660,937                  605,104
  Less accumulated depreciation                                                   327,566                  283,464
--------------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                             333,371                  321,640
Goodwill (Note 6)                                                                 184,480                  156,435
Other intangible assets (Note 6)                                                  171,008                  210,870
Other assets                                                                       29,084                   35,829
--------------------------------------------------------------------------------------------------------------------
                                                                               $1,567,402               $1,503,489
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                               $ 90,134               $   83,508
  Accrued employee compensation                                                    31,531                   23,815
  Accrued interest expense                                                          3,018                    2,805
  Other accrued expenses                                                           72,681                   65,167
--------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     197,364                  175,295
Long-term debt (Note 7)                                                           374,800                  454,400
Deferred income taxes                                                              58,850                   69,032
Other long-term liabilities                                                        66,873                   45,103

Shareholders' equity:
  Preferred stock, authorized 10,000,000 shares,
    no par value - issued, none                                                        -                        -
  Common stock, authorized 200,000,000 shares,
    $1.00 stated value - issued 56,277,066
    shares at December 31, 2002 and 2001(Note 8)                                   56,277                   56,277
  Paid-in capital                                                                 221,696                  219,469
  Retained earnings                                                               639,334                  520,503
  Accumulated other comprehensive income                                          (35,917)                  (5,108)
  Treasury stock at cost
    (627,884 shares at December 31, 2002 and
     1,664,666 shares at December 31, 2001)                                       (11,875)                 (31,482)
--------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                      869,515                  759,659
--------------------------------------------------------------------------------------------------------------------
                                                                               $1,567,402               $1,503,489
====================================================================================================================

See accompanying notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)                                   Year Ended December 31,
                                                                 ----------------------------------------------------
                                                                            2002             2001               2000
---------------------------------------------------------------------------------------------------------------------

Net sales                                                             $2,397,709       $1,891,313        $2,116,239

Costs and expenses:
  Cost of operations                                                   1,721,714        1,387,632         1,529,874

  Selling, general and administrative expenses                           424,329          330,835           335,596

  Depreciation and amortization                                           49,266           55,767            58,155

  Asset impairment charges (Note 3)                                         -              18,000              -
---------------------------------------------------------------------------------------------------------------------

Earnings from operations                                                 202,400           99,079           192,614

Interest expense                                                          21,732           21,984            36,389

Other income, net                                                          3,756           10,599             9,772
---------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense and
  extraordinary item                                                     184,424           87,694           165,997

Income tax expense (Note 9)                                               65,593           29,664            57,574
---------------------------------------------------------------------------------------------------------------------

Earnings before extraordinary item                                       118,831           58,030           108,423
Extraordinary item - early extinguishment
  of debt, net of income tax benefit (Note 12)                              -                -               (2,522)
---------------------------------------------------------------------------------------------------------------------
Net earnings                                                          $  118,831       $   58,030        $  105,901
=====================================================================================================================

Earnings per common share - basic (Note 8):
  Earnings before extraordinary item                                  $     2.14       $     1.15        $     2.19
  Extraordinary item - early extinguishment of debt                          -                -               (0.05)
---------------------------------------------------------------------------------------------------------------------
Earnings per common share - basic                                     $     2.14       $     1.15        $     2.14
=====================================================================================================================

Earnings per common share - diluted (Note 8):
  Earnings before extraordinary item                                  $     2.11       $     1.13        $     2.15
  Extraordinary item - early extinguishment of debt                          -                -               (0.05)
---------------------------------------------------------------------------------------------------------------------
Earnings per common share - diluted                                   $     2.11       $     1.13        $     2.10
=====================================================================================================================

  See accompanying notes to consolidated financial statements.




                      CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------- ----------------------------------------------------
(Dollars in thousands)                                                         Year Ended December 31,
                                                                 ----------------------------------------------------
                                                                            2002             2001              2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                        $  118,831        $  58,030         $ 105,901
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Net loss on early extinguishment of debt                                -                -               2,522
     Depreciation and amortization                                        49,266           55,767            58,155
     Asset impairment charges                                                -             18,000               -
     Other, net (includes gains on sale of investments)                   (1,545)         (11,586)            1,602
     (Increase) decrease in receivables                                  (15,557)          41,502            (6,419)
     (Increase) decrease in inventories                                  (62,331)          33,070            (9,059)
     Increase in prepaid expenses and
       intangible and other assets                                       (22,614)          (6,789)           (7,737)
     Increase (decrease) in accounts payable,
       accrued interest expense and other accrued expenses                30,204            7,224            (9,226)
     Increase (decrease) in net deferred tax liabilities                  16,270           (8,356)           (2,788)
     Increase (decrease) in other long-term liabilities                      212           (2,156)             (807)
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                              112,736          184,706           132,144
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                              -           (176,235)              -
  Proceeds from the disposal of assets                                     2,924           18,197               316
  Additions to property, plant and equipment                             (50,214)         (22,991)          (53,310)
---------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                  (47,290)        (181,029)          (52,994)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Payments for debt issuance costs                                           -                -              (2,090)
  Additions to long-term debt                                                -            140,000           486,500
  Payments of long-term debt                                             (79,600)        (147,600)         (559,600)
  Proceeds from the issuance of treasury stock                            13,521            5,024             3,237
---------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                                 ( 66,079)          (2,576)          (71,953)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (633)           1,101             7,197
Cash and cash equivalents at beginning of period                          15,707           14,606             7,409
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $    15,074        $  15,707         $  14,606
=====================================================================================================================
Supplemental Disclosure:
  Cash payments for income taxes, net                                $    36,807        $  26,083         $  63,120
=====================================================================================================================
  Cash payments for interest                                         $    20,673        $  28,940         $  30,873
=====================================================================================================================
  Issuance of common stock for acquisition                           $      -           $ 110,640         $    -
======================================================================================================================

See accompanying notes to consolidated financial statements.




                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                             Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                            2002             2001               2000
----------------------------------------------------------------------------------------------------------------------
Common Stock:
  Beginning balance                                                    $  56,277        $  52,277          $  52,277
  Stock issued for acquisition of business                                   -              4,000                -
----------------------------------------------------------------------------------------------------------------------
  Ending balance                                                       $  56,277        $  56,277          $  52,277
----------------------------------------------------------------------------------------------------------------------

Paid-In Capital:
  Beginning balance                                                    $ 219,469        $ 118,360          $ 120,326
  Stock plans activity (Note 8)                                            2,227           (5,531)            (1,966)
  Stock issued for acquisition of business                                   -            106,640                -
----------------------------------------------------------------------------------------------------------------------
  Ending balance                                                       $ 221,696        $ 219,469          $ 118,360
----------------------------------------------------------------------------------------------------------------------

Retained Earnings:
  Beginning balance                                                    $ 520,503        $ 462,473          $ 356,572
  Net earnings                                                           118,831           58,030            105,901
----------------------------------------------------------------------------------------------------------------------
  Ending balance                                                       $ 639,334        $ 520,503          $ 462,473
----------------------------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Income:
  Beginning balance                                                    $  (5,108)       $     -            $     -
  Other comprehensive income                                             (30,809)          (5,108)               -
----------------------------------------------------------------------------------------------------------------------
  Ending balance                                                       $ (35,917)       $  (5,108)         $     -
----------------------------------------------------------------------------------------------------------------------

Treasury Stock:
  Beginning balance                                                    $ (31,482)       $ (49,205)         $ (54,978)
  Stock plans activity (Note 8)                                           19,607           17,723              5,773
----------------------------------------------------------------------------------------------------------------------
  Ending balance                                                       % (11,875)       $ (31,482)         $ (49,205)
----------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                             $ 869,515        $ 759,659          $ 583,905
======================================================================================================================



Comprehensive Income:
  Net earnings                                                          $118,831         $ 58,030           $105,901
  Other comprehensive income, net of tax:
    Cumulative effect of adopting SFAS No. 133                               -              2,960                -
    Financial instruments accounted for as hedges                         (3,872)          (8,068)               -
    Minimum pension liability                                            (26,512)             -                  -
    Foreign currency translation                                            (425)             -                  -
----------------------------------------------------------------------------------------------------------------------
    Other comprehensive income                                           (30,809)          (5,108)               -
----------------------------------------------------------------------------------------------------------------------
                                                                       $  88,022         $ 52,922           $105,901
======================================================================================================================

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands except per share data)

1.   The Company

          Furniture Brands International, Inc. (referred to herein as the "Company") is one of the largest home furniture manufacturers in the United States. During the year ended December 31, 2002, the Company had four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc.

          On December 28, 2001, the Company acquired through a wholly owned subsidiary - HDM Furniture Industries, Inc. -substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith. Since the acquisition occurred prior to the last business day of 2001, it is reflected in the Company's consolidated balance sheet as of December 31, 2001; however, the Company's consolidated results of operations for 2001 do not include any of the operations of the acquired companies.

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

     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reported period. Actual results are likely to differ from those estimates, but management believes such differences are not significant.

     Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December
     31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 2002, 2001, and 2000 were 52-week years. Fiscal year 2003 will include 53 weeks.

     Cash and Cash Equivalents

          The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Short-term investments are recorded at amortized cost, which approximates market.


     Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for obsolescence and appropriate adjustments recorded, if necessary, to ensure their value is recoverable.

     Property, Plant and Equipment

          Property, plant and equipment are recorded at cost when acquired. Depreciation is calculated using both accelerated and straight-line methods based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than the carrying value.

     Intangible Assets

          Intangible assets consist of goodwill and trademarks. Effective with the Company's adoption of SFAS No. 142 on January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Prior to adoption of SFAS No. 142, goodwill and trademarks were amortized on a straight-line basis over 20 to 40-year periods. Intangible assets will be reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

     Fair Value of Financial Instruments

          The  Company   considers  the  carrying   amounts  of  cash  and  cash
     equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

          Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends.

          The Company periodically uses interest rate swap agreements (derivative financial instruments) to hedge risk associated with its floating rate long-term debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense. The fair value of the interest rate swap agreements is included in other liabilities as of December 31, 2002 and 2001.

     Revenue Recognition

          The Company recognizes sales when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts.

     Advertising Costs

          Advertising costs are expensed when advertisements are first aired or distributed. Advertising costs for 2002, 2001 and 2000 were $72,243, $57,453 and $57,111, respectively.


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

     Reclassification

          Certain prior-year amounts have been reclassified to conform to the current year presentation.

3.   Restructuring and Asset Impairment Charges

          During 2001, the Company implemented a plan to reduce its domestic case goods manufacturing capacity. This plan included the closing of 12 manufacturing facilities and a permanent reduction of approximately 20% of the company's total employment. Pretax restructuring and impairment charges of $26,352 were recorded during 2001 of which $18,000 related to a fixed asset impairment charge for properties and machinery and equipment of the closed facilities. The balance, consisting of $5,913 charged to cost of operations and $2,439 charged to selling, general and administrative expenses, related to employee severance and benefits costs and plant shutdown costs.

          Real estate with a carrying value of $7,387 and $8,665 was included in other assets as of December 31, 2002 and 2001, respectively. No events occurred during the year ended December 31, 2002 that would indicate the need for a change in the carrying value of these assets.

          Restructuring charges included in other accrued expenses were $0 and $1,000 at December 31, 2002 and 2001, respectively.

4.  Acquisition of Business

          On December 28, 2001, the Company acquired through a wholly owned subsidiary - HDM Furniture Industries, Inc. -substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith for $287,640. The acquisition established the Company as the residential furniture industry's only full-line resource in all middle and upper price categories. The purchase price, including capitalized expenses of approximately $2,000, consisted of $177,000 paid in cash and four million shares of the Company's common stock valued at $110,640. The value of the common stock issued was determined based on the average market price over the two-day period before and after the terms of the acquisition were agreed to and announced. Since the acquisition occurred prior to the last business day of 2001, it is reflected in the Company's consolidated balance sheet as of December 31, 2001; however, the Company's consolidated results of operations for 2001 do not include any of the operations of the acquired companies.



    The fair value of the assets acquired and liabilities assumed at the date of the acquisition were as follows:
-------------------------------------------------------------------------------------------------------------------

Accounts receivable                                                                                       $  48,998
Inventories                                                                                                 108,388
Other current assets                                                                                          2,522
Property, plant and equipment                                                                                81,843
Goodwill                                                                                                     28,737
Other intangible assets                                                                                      51,100
Other long-term assets                                                                                        1,289
--------------------------------------------------------------------------------------------------------------------
  Total assets acquired                                                                                   $ 322,877
--------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                                       $  32,181
Other long-term liabilities                                                                                   3,056
--------------------------------------------------------------------------------------------------------------------
  Total liabilities assumed                                                                                  35,237
--------------------------------------------------------------------------------------------------------------------

  Net assets acquired                                                                                     $ 287,640
====================================================================================================================



          The total acquisition cost exceeded the fair value of the net assets acquired by $28,737 with such amount being allocated to goodwill. The determination of the final fair values of assets and liabilities resulted in adjustments consisting of changes from initially recorded values as of December 28, 2001 resulting in increases in property, plant and equipment and trademarks of $13,748 and $51,100, respectively. Adjustments to other balance sheet accounts were individually immaterial.

          The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company for 2001 and 2000 with those of the acquired companies as if the transaction had occurred at the beginning of each year presented.


--------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                ----------------------------------------------------
                                                                                    2001                       2000
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                     $2,311,647                 $2,620,151
Earnings before extraordinary item                                                68,260                    127,507
Net earnings                                                                  $   68,260                 $  124,985

Net earnings per common share - diluted:
  Earnings before extraordinary item                                          $     1.23                 $     2.34
  Net earnings                                                                $     1.23                 $     2.30
-------------------------------------------------------------------------------------------------------------------

          Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of each year presented.

5.   Inventories

         Inventories are summarized as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                            December 31,               December 31,
                                                                                   2002                       2001
--------------------------------------------------------------------------------------------------------------------
Finished products                                                              $244,193                   $187,523
Work-in-process                                                                  65,196                     69,507
Raw materials                                                                   122,715                    112,743
--------------------------------------------------------------------------------------------------------------------
                                                                               $432,104                   $369,773
====================================================================================================================



6.   Goodwill and Other Intangible Assets

         Goodwill and other intangible assets include the following:

--------------------------------------------------------------------------------------------------------------------
                                                                            December 31,               December 31,
                                                                                   2002                       2001
--------------------------------------------------------------------------------------------------------------------
Goodwill                                                                       $267,218                   $239,173
Less: accumulated amortization                                                   82,738                     82,738
--------------------------------------------------------------------------------------------------------------------
  Goodwill                                                                     $184,480                   $156,435
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Trademarks and tradenames                                                      $207,928                   $156,828
Intangible assets from acquisition                                                 -                        90,962
--------------------------------------------------------------------------------------------------------------------
                                                                                207,928                    247,790
Less: accumulated amortization                                                   36,920                     36,920
--------------------------------------------------------------------------------------------------------------------
  Other intangible assets                                                      $171,008                   $210,870
====================================================================================================================


          On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 , "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested annually for impairment or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. No impairment was recorded in 2002. The Company's other intangible assets consist of trademarks and trade names all having indefinite lives. The following table presents net earnings on a comparative basis, after adjusting to exclude the amortization of goodwill and other intangible assets:


--------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                               -----------------------------------------------------
                                                                           2002             2001               2000
--------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item:
  As reported                                                        $  118,831        $   58,030        $  108,423
  Exclude amortization of goodwill
    and other intangible assets (net
    of income tax benefit)                                                 -               11,162            11,162
--------------------------------------------------------------------------------------------------------------------
                                                                     $  118,831        $   69,192        $  119,585
====================================================================================================================

Net earnings per common share before extraordinary item - basic:
  As reported                                                        $     2.14        $     1.15        $     2.19
  As adjusted                                                        $     2.14        $     1.37        $     2.41

Net earnings per common share before extraordinary item - diluted:
  As reported                                                        $     2.11        $     1.13        $     2.15
  As adjusted                                                        $     2.11        $     1.35        $     2.37
====================================================================================================================

7.   Long-Term Debt

          Long-term debt consists of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                               December 31,            December 31,
                                                                                      2002                    2001
--------------------------------------------------------------------------------------------------------------------
Revolving credit facility (unsecured)                                            $ 370,000               $ 440,000
Other                                                                                4,800                  14,400
--------------------------------------------------------------------------------------------------------------------
                                                                                 $ 374,800               $ 454,400
====================================================================================================================

          The  following   discussion   summarizes  certain  provisions  of  the
     long-term debt.

     Revolving Credit Facility

          The revolving credit facility is unsecured, with a total commitment of $630,000. The facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

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

          Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and adjusted Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2002, loans outstanding under the revolving credit facility consisted of $360,000 based on the adjusted Eurodollar rate and $10,000 based on the base rate, which in conjunction with the interest rate swaps have a weighted average interest rate of 5.07%.

          At December 31, 2002, there were $370,000 of cash borrowings and $35,491 in letters of credit outstanding under the revolving credit facility, leaving an excess of $224,509 available under the facility.

          The revolving credit facility has no mandatory principal payments; however, the commitment matures on June 7, 2005. The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth ($640,000 as of December 31, 2002) and maximum leverage ratio (ratio of consolidated debt to consolidated EBITDA (as defined in the credit agreement) of 2.75 to 1). In addition, the facility requires repayment upon the occurrence of a change of control of the Company. As of December 31, 2002, the Company was in compliance with all financial covenants.

     Other

          Other long-term debt consists of various industrial revenue bonds with interest rates ranging from approximately 6.6% to 9.0%.

     Interest Rate Swap Agreements

          In May 2001, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three interest rate swap agreements each having a notional amount of $100,000 and a termination date in May 2004. The Company pays the counterparties a blended fixed rate of 4.93% per annum and receives payment based upon the floating three-month LIBOR rate.

     Other Information

          The Company has no mandatory long-term debt payments until 2005, at which time $370,000 matures.

8.   Common Stock

          The Company's restated certificate of incorporation includes authorization to issue up to 200 million shares of common stock with a $1.00 per share stated value. As of December 31, 2002, 56,277,066 shares of common stock were issued.

          The Company has been authorized by its Board of Directors to repurchase its common stock from time to time in open market or privately negotiated transactions. Common stock repurchases are recorded as treasury stock and may be used for general corporate purposes. As of December 31, 2002, the Company has Board of Directors' authorization for the repurchase of an additional $100,000 of its common stock.

          Shares of common stock were reserved for the following purposes at December 31, 2002:

                                                                                                   Number of Shares
--------------------------------------------------------------------------------------------------------------------
Common stock options:
  Granted                                                                                                 3,610,984
  Available for grant                                                                                     3,136,750
--------------------------------------------------------------------------------------------------------------------
                                                                                                          6,747,734
====================================================================================================================


          The Company has outstanding option grants pursuant to the 1992 Stock Option Plan and the 1999 Long-Term Incentive Plan. These plans are administered by the Executive Compensation and Stock Option Committee of the Board of Directors and permit certain key employees to be granted nonqualified options, performance-based options, restricted stock, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. On April 25, 2002, stockholders approved an amendment to the 1999 Long-Term Incentive Plan. The amendment provided for an increase in the number of shares reserved for issuance from 2,250,000 to 4,950,000 shares of common stock.

          In 2002, the Company issued 40,000 shares of restricted stock. The restricted shares vest over various periods from three to five years. The deferred compensation cost is amortized to expense over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of paid-in-capital in the Company's consolidated balance sheets.

     Changes in options granted and outstanding are summarized as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                   ----------------------------------------------------------------------------------
                                               2002                       2001                        2000
                                   -----------------------------------------------------------------------------------
                                                      Average                    Average                     Average
                                         Shares         Price       Shares         Price        Shares         Price
                                   -------------- ------------ ------------- ------------ -------------- ------------
Beginning of period                   4,298,916        $17.55    4,345,634        $13.61     4,027,063        $12.67
Granted                                 425,900         34.67      954,900         24.00       734,600         16.70
Exercised                              (996,782)        13.57     (937,093)         5.36      (305,300)         6.83
Cancelled                              (117,050)        27.16      (64,525)        24.48      (110,729)        18.60
---------------------------------------------------------------------------------------------------------------------
End of period                         3,610,984        $20.36    4,298,916        $17.55     4,345,634        $13.61
=====================================================================================================================
Exercisable at
   end of period                      2,038,134                  2,324,391                   2,591,726
=====================================================================================================================
Weighted average fair
   value of options granted                            $18.08                     $12.40                      $ 9.52
=====================================================================================================================

          Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have been as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                     ----------------------------------------------------------------
                                                                     2002                 2001                  2000
---------------------------------------------------------------------------------------------------------------------
Net earnings
  As reported                                                  $  118,831           $   58,030           $   105,901
  Pro forma                                                       113,539               52,648               101,819

Net earnings per share - basic
  As reported                                                  $     2.14           $     1.15           $      2.14
  Pro forma                                                          2.05                 1.05                  2.06

Net earnings per share - diluted
  As reported                                                  $     2.11           $     1.13           $      2.10
  Pro forma                                                          2.02                 1.04                  2.05
=====================================================================================================================

          The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

---------------------------------------------------------------------------------------------------------------------
                                                                    2002                 2001                  2000
---------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                              4.3%                 4.9%                  5.7%
Expected dividend yield                                              0.0%                 0.0%                  0.0%
Expected life (years)                                                6.0                  6.0                   7.0
Expected volatility                                                 49.0%                47.0%                 47.0%
=====================================================================================================================

          Summarized   information   regarding  stock  options  outstanding  and
     exercisable at December 31, 2002 follows:

----------------------------------------------------------------------------------------------------------------------
                                                Outstanding                                        Exercisable
                                 --------------------------------------                -----------------------------
Range of                                        Average
Exercise                                    Contractual        Average                                       Average
Prices                            Shares           Life          Price                         Shares          Price
---------------------------------------------------------------------------------------------------------------------
Up to $10                        310,084            1.6         $ 7.74                        310,084         $ 7.74
$10 - $20                      1,332,975            4.6          14.79                      1,028,675          14.23
$20 - $30                      1,526,025            6.1          23.79                        652,575          23.59
Over $30                         441,900            7.6          34.19                         46,800          31.38
---------------------------------------------------------------------------------------------------------------------
                               3,610,984            5.3         $20.36                      2,038,134         $16.63
=====================================================================================================================

          Weighted average shares used in the computation of basic and diluted net earnings per common share for 2002, 2001, and 2000 are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                     ----------------------------------------------------------------
                                                                     2002                2001                   2000
                                                     --------------------- ------------------- ----------------------
Weighted average shares used for
  basic net earnings per common share                          55,506,837          50,356,763             49,531,931
Effect of dilutive securities:
  Stock options                                                   879,990             968,227                910,805
---------------------------------------------------------------------------------------------------------------------
Weighted average shares used for
  diluted net earnings per common share                        56,386,827          51,324,990             50,442,736
=====================================================================================================================

          Excluded from the computation of diluted net earnings per common share were options to purchase 441,900 and 79,000 shares at an average price of $34.19 and $30.84 per share during 2002 and 2001, respectively. These options have been excluded from the diluted earnings per share calculation since their impact is anti-dilutive.

9.   Income Taxes

     Income tax expense is comprised of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                     ----------------------------------------------------------------
                                                                    2002                2001                   2000
---------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                        $45,208             $34,672                $55,191
  State and local                                                  3,307                 562                  5,171
  Foreign                                                            808                 -                      -
---------------------------------------------------------------------------------------------------------------------
                                                                  49,323              35,234                 60,362
Deferred                                                          16,270              (5,570)                (2,788)
---------------------------------------------------------------------------------------------------------------------
                                                                 $65,593             $29,664                $57,574
=====================================================================================================================


          The following table reconciles the differences between the federal corporate statutory rate and the Company's effective income tax rate:

---------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                     ----------------------------------------------------------------
                                                                  2002                2001                   2000
---------------------------------------------------------------------------------------------------------------------

Federal corporate statutory rate                                  35.0%               35.0%                  35.0%
State and local income taxes, net of
  federal tax benefit                                              1.2                 0.4                    1.7
Nondeductible amortization of intangible assets
                                                                    -                  2.9                    1.5
Dividend exclusion                                                  -                   -                    (1.1)
Adjustments to income tax accruals                                  -                 (4.3)                    -
Other                                                             (0.6)               (0.2)                  (2.4)
---------------------------------------------------------------------------------------------------------------------
Effective income tax rate                                         35.6%               33.8%                  34.7%
=====================================================================================================================


          The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                            December 31,               December 31,
                                                                                   2002                       2001
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets attributable to:
  Expense accruals                                                             $ 15,284                   $ 16,579
  Valuation allowances                                                           13,770                     16,858
  Asset impairment charges                                                        2,852                      6,193
  Employee pension and other benefit plans                                       12,406                      1,375
  Fair market value adjustments - receivables                                       -                        1,453
  Other                                                                           1,942                      2,567
--------------------------------------------------------------------------------------------------------------------
  Total deferred tax assets                                                      46,254                     45,025
--------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities attributable to:
  Fair value adjustments                                                        (68,532)                   (73,109)
  Depreciation                                                                  (10,011)                    (7,828)
  Inventory costs capitalized                                                    (1,299)                       -
  Other                                                                          (7,494)                    (6,960)
--------------------------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                                (87,336)                   (87,897)
--------------------------------------------------------------------------------------------------------------------
  Net deferred tax liabilities                                                 $(41,082)                  $(42,872)
====================================================================================================================

10.  Employee Benefits

          The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 2002, 2001, and 2000 was $7,075, $1,425, and $2,090, respectively.

     Company-Sponsored Defined Benefit Plans

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


---------------------------------------------------------------------------------------------------------------------
                                                                            December 31,                December 31,
                                                                                   2002                        2001
---------------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation:
  Projected benefit obligation - beginning of year                             $332,181                    $323,511
  Service cost                                                                   11,033                       9,372
  Interest cost                                                                  23,378                      23,315
  Plan amendments                                                                   374                          -
  Actuarial (gain) loss                                                           1,761                      (4,759)
  Benefits paid                                                                 (19,443)                    (19,258)
---------------------------------------------------------------------------------------------------------------------
    Projected benefit obligation - end of year                                 $349,284                    $332,181
---------------------------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets - beginning of year                                $320,133                    $354,356
  Actual return on plan assets                                                  (24,771)                    (16,284)
  Employer contributions                                                         16,230                       1,319
  Benefits paid                                                                 (19,443)                    (19,258)
---------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets - end of year                                    $292,149                    $320,133
---------------------------------------------------------------------------------------------------------------------
Funded status                                                                  $(57,135)                   $(12,048)
Fair value adjustment                                                           (14,292)                    (15,783)
Recognition of minimum liability                                                (42,487)                        -
Unrecognized net actuarial loss                                                  79,154                      20,177
Unrecognized prior service cost                                                   1,033                         824
---------------------------------------------------------------------------------------------------------------------
    Accrued pension cost                                                       $(33,727)                  $  (6,830)
=====================================================================================================================


The fair value adjustment relates to the Company's 1992 reorganization.



     Net periodic pension cost for 2002, 2001, and 2000 included the following components:

--------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                             -------------------------------------------------------
                                                                        2002               2001               2000
--------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period                      $ 11,033           $  9,372           $  8,665
Interest cost on the projected benefit obligation                     23,378             23,315             22,522
Expected return on plan assets                                       (30,544)           (32,655)           (31,840)
Net amortization and deferral                                         (1,736)            (2,291)            (2,914)
--------------------------------------------------------------------------------------------------------------------
Net periodic pension (income) expense                               $  2,131           $ (2,259)          $ (3,567)
====================================================================================================================

          Actuarial assumptions used to determine costs and benefit obligations are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                         2002              2001               2000
--------------------------------------------------------------------------------------------------------------------
Expected long-term rate of return on plan assets                        8.50%              9.00%              9.00%
Weighted average discount rate                                          6.75%              7.25%              7.25%
Long-term rate of compensation increase                                 4.50%              4.50%              4.50%
--------------------------------------------------------------------------------------------------------------------

          For 2003 the Company intends to adjust the long-term rate of return to 8.00% and the long-term expected rate of compensation increase to 4.00%.

     Other Retirement Plans and Benefits

          In addition to defined benefit plans, the Company makes contributions to defined contribution plans and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.


11.  Other Comprehensive Income

     Other comprehensive income consists of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                             -------------------------------------------------------
                                                                        2002               2001               2000
--------------------------------------------------------------------------------------------------------------------
Change in market value of financial instruments
  accounted for as hedges                                          $  (5,957)          $ (7,858)         $     -
Minimum pension liability                                            (42,487)               -                  -
Foreign currency valuation                                              (425)               -                  -
--------------------------------------------------------------------------------------------------------------------
                                                                     (48,869)            (7,858)               -
Income tax benefit                                                   (18,060)            (2,750)               -
--------------------------------------------------------------------------------------------------------------------
                                                                    $(30,809)          $ (5,108)         $     -
====================================================================================================================


          The  components  of  accumulated  other  comprehensive   income,  each
     presented net of tax benefit, are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,          December 31,
                                                                                        2002                  2001
--------------------------------------------------------------------------------------------------------------------
Market value of financial instruments accounted for as hedges                       $ (8,980)             $ (5,108)
Minimum pension liability                                                            (26,512)                  -
Foreign currency valuation                                                              (425)                  -
--------------------------------------------------------------------------------------------------------------------
                                                                                    $(35,917)             $ (5,108)
====================================================================================================================

12.  Extraordinary Item - Early Extinguishment of Debt

          In conjunction with the June 7, 2000 refinancing of an existing secured credit agreement, the Company charged to results of operations $2,522, net of income tax benefit of $1,520, representing the deferred financing fees and expenses pertaining to the refinanced facility. The charge was recorded as an extraordinary item.

13.  Commitments and Contingent Liabilities

          Certain of the Company's real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $26,882, $18,900, and $18,514 for 2002, 2001, and 2000, respectively.
     Annual minimum payments under operating leases are $22,210 $18,082, $12,203, $9,144, and $8,287 for 2003 through 2007, respectively. Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $7,875 at December 31, 2002, aggregate $98,281.

          In  November  2002,  the FASB issued  Interpretation  No. 45 (FIN 45),
     Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosure requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements are effective for periods ending after December 15, 2002. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation for guarantees issued or modified after December 31, 2002.

          The Company has provided guarantees related to store leases for certain independent dealers opening Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores. The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at December 31, 2002 were $90,249. The Company believes the risk of significant loss from these lease guarantees is remote.

          The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

14.  Other Income, Net

          Other income, net for 2002 consisted of interest on short-term investments of $1,220 and other miscellaneous income and expense items totaling $2,536.

          For 2001, other income, net consisted of interest on short-term investments of $844, other miscellaneous income and expense items totaling $1,755 and non-operating income of $8,000. The non-operating income resulted from the sale of the Company's investment in a company which leases exhibition space to furniture and accessory manufacturers, partially offset by additions to reserves related to certain discontinued operations.

          For 2000, other income, net consisted of interest on short-term investments of $538, a cash dividend (nonrecurring) of $7,642 received by the Company relating to its minority investment in a company which leases exhibition space to furniture and accessory manufacturers, and other miscellaneous income and expense items totaling $1,592.



15.  Quarterly Financial Information (Unaudited)

         Following is a summary of unaudited quarterly information:

------------------------------------------------------------------------------------------------------------------
                                                         Fourth            Third          Second            First
                                                        Quarter          Quarter         Quarter          Quarter
==================================================================================================================
Year ended December 31, 2002:
  Net sales                                           $ 595,491        $ 563,246      $  604,511        $ 634,461
  Gross profit                                          154,077          147,978         164,336          167,167
  Net earnings                                        $  29,317        $  24,658      $   32,085        $  32,771

  Net earnings per common share:
    Basic                                             $    0.53        $    0.44      $     0.58        $    0.59
    Diluted                                           $    0.52        $    0.44      $     0.57        $    0.58

  Common stock price range:
    High                                              $   28.00        $   29.00      $    42.30        $   41.94
    Low                                               $   19.02        $   22.34      $    30.25        $   32.00
==================================================================================================================
Year ended December 31, 2001:
  Net sales                                           $ 476,801        $ 448,682      $  459,648        $ 506,182
  Gross profit                                          114,417          112,321         114,725          125,331
  Net earnings                                        $  22,831        $  13,871      $    1,647        $  19,681

  Net earnings per common share:
    Basic                                             $    0.45        $    0.27      $     0.03        $    0.39
    Diluted                                           $    0.44        $    0.27      $     0.03        $    0.39

  Common stock price range:
    High                                              $   32.41        $   29.17      $    28.00        $   26.76
    Low                                               $   18.91        $   18.25      $    22.55        $   20.44
------------------------------------------------------------------------------------------------------------------


         Earnings per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

         The Company has not paid cash dividends on its common stock during the three years ended December 31, 2002. The closing market price of the Company's common stock on December 31, 2002 was $23.85 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The sections entitled "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 24, 2003 are incorporated herein by reference.


Executive Officers of the Registrant
                                                                                                Current         Appointed
       Name                        Age    Position                                            Positions        or Elected
       ----                        ---    --------                                            ---------        ----------

       *Wilbert G. Holliman        65     President of the Subsidiary -                                              1989
                                           Action Industries, Inc.
                                           Chief Executive Officer of
                                           the Subsidiary - Action
                                           Industries, Inc.                                                          1994
                                          Director                                                   X               1996
                                          President                                                  X               1996
                                          Chief Executive Officer                                    X               1996
                                          Chairman of the Board                                      X               1998

       John T. Foy                 55     President and Chief Executive
                                           Officer of the Operating Company -
                                           Lane Furniture Industries, Inc.                           X               1996

       Christian J. Pfaff          54     President and Chief Executive
                                           Officer of the Operating Company-
                                           Thomasville Furniture Industries, Inc.                    X               1997

       Dennis R. Burgette          55     President and Chief Executive
                                           Officer of the Operating Company -
                                           Broyhill Furniture Industries, Inc.                       X               2000

       C. Jeffrey Young            52     President and Chief Executive
                                           Officer of the Operating Company-
                                           Drexel Heritage Furniture Industries, Inc.                X               2002

       Seamus Bateson              52     President and Chief Executive Officer of
                                           the Operating Company-Maitland-Smith
                                           Furniture Industries, Inc.                                X               1999

       Michael K. Dugan            62     President and Chief Executive Officer of the
                                           Operating Company-Henredon Furniture
                                           Industries, Inc.                                          X               1987

       Lynn Chipperfield           51     General Counsel                                                            1993
                                          Vice-President                                                             1996
                                          Secretary                                                                  1996
                                          Senior Vice President                                      X               2000
                                          Chief Administrative Officer                               X               2000

       David P. Howard             52     Controller                                                                 1990
                                          Vice-President                                             X               1991
                                          Chief Financial Officer                                    X               1994
                                          Treasurer                                                  X               1996

       Steven W. Alstadt           48     Controller                                                 X               1994
                                          Chief Accounting Officer                                   X               1994


-----------------------
*Member of the Executive Committee


There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year and until their successors are elected and qualified.

Each of the executive officers has held the same position or other positions with the same employer during the past five years, except Seamus Bateson who became President and Chief Executive Officer of Maitland-Smith in 1999 and prior thereto was President of Rubbermaid Asia Pacific (a manufacturer and marketer of consumer products) and C. Jeffrey Young who became President and Chief Executive Officer of Drexel Heritage in 2002 and prior thereto was President and Chief Executive Officer of Lexington Furniture Industries.

Item 11. Executive Compensation

     The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 24, 2003 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 24, 2003 is incorporated herein by reference.

                      Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company's equity compensation plans as of December 31, 2002:

                                                                                                  Number of securities
                                                                                               remaining available for
                                                                                                 future issuance under
                                    Number of securities to              Weighted-average          equity compensation
                                    be issued upon exercise             exercise price of             plans (excluding
                                    of outstanding options,          outstanding options,      securities reflected in
        Plan Category                warrants and rights             warrants and rights              column (1))
    ---------------------         -------------------------      -------------------------     ------------------------
                                            (a)                              (b)                          (c)
Equity compensation
  plans approved by
  security holders (1)                            3,670,317                        20.36                    3,136,750

Equity compensation
  plans not approved
  by security holders                                  -                            -                            -

Total                                             3,670,317                        20.36                    3,136,750

     (1)  Includes  the  Company's  1992 Stock  Option  Plan and 1999  Long-Term
          Incentive Plan. Included in column (a) are 59,333 shares of restricted common stock that have been awarded and that vest over a period from 1 to 4 years. These shares of restricted common stock were disregarded for purposes of computing the weighted-average exercise price in column (b).


Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted shares of Company common stock, as described under "Compensation of Board of Directors" in the 2003 Proxy Statement, hereby incorporated by reference. These shares are purchased in open-market transactions.

Annually, Lane Furniture Industries, Inc., a subsidiary of the Company, awards a limited number of shares of Company common stock to a few of its truck drivers as safety awards. 150 shares of the Company's common stock were issued as safety awards in 2002. These shares are purchased in open market transactions.

Information regarding the 1992 Stock Option Plan and 1999 Long-Term Incentive Plan set forth in Note 8 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         None.

Item 14. Controls and Procedures
--------------------------------

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

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------


(a)  List of documents filed as part of this report:

     1.   Financial Statements:

          Consolidated balance sheets, December 31, 2002 and 2001

          Consolidated statements of operations for each of the years in the three-year period ended December 31, 2002

          Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2002

          Consolidated statements of shareholders' equity for each of the years in the three-year period ended December 31, 2002

          Notes to consolidated financial statements

          Independent Auditors' Report

     2.   Financial Statement Schedules:

          Valuation and qualifying accounts (Schedule II).

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

     3.   Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

          3(a) Restated Certificate of Incorporation of the Company, as amended.
               (Incorporated by reference to Exhibit 3(a) to Furniture Brands international, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

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

          4(b) Registration  Rights  Agreement,  made  and  entered  into  as of
               December 28, 2001, by and among the Company, Henredon Furniture Industries, Inc., Drexel Heritage Furnishings, Inc., Maitland-Smith, Inc., Maitland-Smith Pacific, LTD and Lifestyle Furnishings International, Ltd. (Incorporated by reference to
               Exhibit 4 to Furniture Brands International, Inc.'s Report on Form 8-K, dated January 11, 2002, as amended on March 14, 2002.)

               No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities & Exchange Commission upon request.

         10(a) Furniture Brands International, Inc.'s 1992 Stock Option Plan, as
               amended. (Incorporated by reference to Exhibit 10 (a) to Furniture Brands International, Inc.'s Form 10-Q for the quarter ended March 31, 2000.) *

         10(b) Furniture Brands  International,  Inc.'s 1999 Long-Term Incentive
               Plan, as amended. (Incorporated by reference to Exhibit 4(f) to Furniture Brands International, Inc.'s Registration Statement on Form S-8, file No. 333-100133.

         10(c) Form of Indemnification Agreement between the Company and the Company's directors. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

         10(d) Written description of bonus plan for management personnel of Lane Furniture Industries, Inc. (Incorporated by reference to
               Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.) *

         10(e) Furniture Brands  International,  Inc.  Restricted Stock Plan for
               Outside Directors, dated as of July 29, 1997. *

         10(f) Retirement Plan for directors. (Incorporated by reference to Exhibit 10 (g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.) *

         10(g) First Amendment to Retirement Plan for Directors. (Incorporated by reference to Exhibit 10 (e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.) *

         10(h) Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

         10(i) Broyhill Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002. (Incorporated by reference to Exhibit 10(h) Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

         10(j) Thomasville Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002. (Incorporated by reference to Exhibit 10(i) Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

         10(k) Henredon Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(j) Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

         10(l) Drexel Heritage Furniture  Industries,  Inc. Executive  Incentive
               Plan,  dated  January 24,  2002.  (Incorporated  by  reference to
               Exhibit 10(k) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

         10(m) Maitland-Smith  Furniture  Industries,  Inc. Executive  Incentive
               Plan,  dated  January 24,  2002.  (Incorporated  by  reference to
               Exhibit 10(l) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

         10(n) Employment Agreement,  dated as of April 29, 1997, between Action
               Industries,  Inc. and John T. Foy.  (Incorporated by reference to
               Exhibit 10 (d) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.) *

         10(o) Employment  Agreement,  dated as of January 1, 2000,  between the
               Company and Wilbert G.  Holliman.  (Incorporated  by reference to
               Exhibit 10 (j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.) *

         10(p) Employment  Agreement,  dated as of August 1, 1996,  between  the
               Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10 (c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.) *

         10(q) Employment  Agreement,  dated as of January 29, 1998, between the
               Company and  Christian  J. Pfaff.  (Incorporated  by reference to
               Exhibit 10 (o) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.) *

         10(r) Employment  Agreement,  dated as of January 1, 2000,  between the
               Company and Dennis R.  Burgette.  (Incorporated  by  reference to
               Exhibit 10 (p) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.) *

         10(s) Form of Agreement Not To Compete  between the Company and Wilbert
               G. Holliman, Dennis R. Burgette, John T. Foy, Christian J. Pfaff, and Lynn Chipperfield. (Incorporated by reference to Exhibit 10
               (r) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.) *

         10(t) Form of Split Dollar Agreement and Premium Retrieval Agreement between the Company and Wilbert G. Holliman. *

         10(u) Form of Split Dollar Agreement and Premium Retrieval Agreement between the Company and Dennis R. Burgette, John T. Foy, Christian J. Pfaff and Lynn Chipperfield. *

         10(v) Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002.

         10(w) Broyhill  Furniture  Industries,   Inc.  Supplemental  Retirement
               Income Plan, dated as of October 31, 2001.

         10(x) Lane   Furniture   Industries,    Inc.   Supplemental   Executive
               Retirement Plan, dated as of January 1, 2003.

         21    List of Subsidiaries of the Company

         23    Consent of KPMG LLP

         99(a) Certification of W.G.  Holliman,  Chief Executive  Officer of the
               Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99(b) Certification of David P. Howard,  Chief Financial Officer of the
               Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Indicates management contact or compensatory plan, contract or arrangement

(b)  Reports on Form 8-K.

          A Form 8-K was filed on October 25, 2002 announcing third quarter and nine month operating results and projections for the fourth quarter and full year 2002 earnings per share. A Form 8-K was filed on December 10, 2002 affirming earlier projections for the fourth quarter and full year 2002. A Form 8-K was filed on January 28, 2003 announcing fourth quarter and full year operating results and projections for the first quarter and full year 2003. A Form 8-K was filed on March 4, 2003 revising projections for the first quarter and full year 2003.




                                FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

                              Index to consolidated Financial Statements and Schedules




                                                                                                         Page No.
   Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2002 and 2001                                           26

     Consolidated Statements of Operations for Each of the years in the three-year period
         ended December 31, 2002                                                                            27

     Consolidated Statements of Cash Flows for each of the years in the three-year period
        ended December 31, 2002                                                                             28

     Consolidated Statements of Shareholders' Equity for each of the years in the three-
        year period ended December 31, 2002                                                                 29

     Notes to Consolidated Financial Statements                                                             30

     Financial Statement Schedule                                                                           46

     Independent Auditors' Report                                                                           52

   Consolidated Financial Statement Schedules:
                                                       Schedule
                                                       --------
     Valuation and qualifying accounts                    II                                                51





                                                                                                          Schedule II
                                                                                                          -----------


                                FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
                                             Valuation and Qualifying Accounts



                                                                               (Dollars in Thousands)
                                                ------------------------------------------------------------------------------------
                                                                                     Additions
                                                     Balance at                      Charged to      Deductions           Balance at
                                                     Beginning        Acquired        Cost and          from                End of
Description                                          of Period        Companies       Expenses        Reserves              Period
-----------                                          ---------        ---------      ----------      ----------           ----------

Year Ended December 31, 2002
----------------------------

      Allowances deducted from
         receivables on balance sheet:
      Allowance for doubtful accounts                   $12,564       $     -           $  8,321       $  (7,168)  (a)       $13,717
      Allowance for cash discounts/
        chargebacks/other                                 6,277             -              3,222          (2,465)  (b)         7,034
                                                        -------       ----------         -------       ----------            -------
                                                        $18,841       $     -            $11,543       $  (9,633)            $20,751
                                                        =======       ==========         =======       ==========            =======
Year Ended December 31, 2001
----------------------------

     Allowances deducted from
        receivables on balance sheet:
     Allowance for doubtful accounts                    $17,906         $  2,084         $15,417        $(22,843)  (a)       $12,564
     Allowance for cash discounts/
       chargebacks/other                                  5,169            2,416           1,263          (2,571)  (b)         6,277
                                                       --------         --------         -------        ---------            -------
                                                        $23,075         $  4,500         $16,680        $(25,414)            $18,841
                                                        =======         ========         =======        =========            =======

Year Ended December 31, 2000
----------------------------

     Allowances deducted from
        receivables on balance sheet:
     Allowance for doubtful accounts                   $15,960        $     -            $12,002        $(10,056)  (a)       $17,906
     Allowance for cash discounts/
        chargebacks/other                                 3,097             -              3,470          (1,398)  (b)         5,169
                                                        -------       ----------         -------        ---------            -------
                                                        $19,057       $     -            $15,472        $(11,454)            $23,075
                                                        =======       ==========         =======        =========            =======



(a)  Uncollectible account written off, net of recoveries.

(b)  Cash discounts taken by customers and claims allowed to customers.

See accompanying independent auditors' report.



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Furniture Brands International, Inc.:



     We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As described in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the year ended December 31, 2002.






 KPMG LLP


St. Louis, Missouri
January 22, 2003

                                   SIGNATURES
                                   ----------

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

Date:   March 25, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2002.


                        Signature                                    Title
                        ---------                                    -----

                                                                     President and Director
/s/  Wilbert G. Holliman                                             (Principal Executive Officer)
-----------------------------------------------------------
Wilbert G. Holliman

/s/  Katherine Button Bell                                           Director
-----------------------------------------------------------
Katherine Button Bell

/s/  Bruce A. Karsh                                                  Director
-----------------------------------------------------------
Bruce A. Karsh

/s/  Donald E. Lasater                                               Director
-----------------------------------------------------------
Donald E. Lasater

/s/  Lee M. Liberman                                                 Director
-----------------------------------------------------------
Lee M. Liberman

/s/  Richard B. Loynd                                                Director
-----------------------------------------------------------
Richard B. Loynd

/s/  Albert E. Suter                                                 Director
-----------------------------------------------------------
Albert E. Suter





                        Signature                                    Title
                        ---------                                    -----

                                                                     Vice-President and Treasurer
/s/  David P. Howard                                                 (Principal Financial Officer)
-----------------------------------------------------------
David P. Howard
                                                                     Controller
/s/  Steven W. Alstadt                                               (Principal Accounting Officer)
-----------------------------------------------------------
Steven W. Alstadt


                                 CERTIFICATIONS
                                 --------------


I, Wilbert G. Holliman, certify that:


1. I have reviewed this annual report on Form 10-K of Furniture Brands International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 25, 2003



                           By /s/ Wilbert G. Holliman
                              -------------------------------------
                                  Wilbert G. Holliman
                                  Chairman of the Board, President
                                   and Chief Executive Officer

I, David P. Howard, certify that:


1. I have reviewed this annual report on Form 10-K of Furniture Brands International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 25, 2003


                            By /s/ David P. Howard
                              -------------------------------------
                                   David P. Howard
                                   Vice President, Treasurer
                                   and Chief Financial Officer