Form 10-Q
period 2003-04-13
FURNITURE BRANDS INTERNATIONAL INC
filed 2003-05-14
CIK 50957

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2003 or

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
                                                     Yes  X         No
                                                     -------        ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).
                                                     Yes  X         No
                                                     --------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     55,656,182 shares as of April 30, 2003
                     --------------------------------------

                          PART I FINANCIAL INFORMATION
                          ----------------------------


Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2003.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                         Three Months Ended March 31, 2003
                         Three Months Ended March 31, 2002

                  Consolidated Statements of Cash Flows:

                         Three Months Ended March 31, 2003
                         Three Months Ended March 31, 2002

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.



                                             FURNITURE BRANDS INTERNATIONAL, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands)
                                                          (Unaudited)
                                                                                                      March 31,         December 31,
                                                                                                          2003                 2002
                                                                                                    ----------          -----------
ASSETS

Current assets:
  Cash and cash equivalents.......................                                                  $   12,897          $    15,074
  Receivables, less allowances of $22,249
    ($20,751 at December 31, 2002)................                                                     401,173              375,050
  Inventories...(Note 1)..........................                                                     436,888              432,104
  Deferred income taxes...........................                                                      17,699               17,768
  Prepaid expenses and other current assets.......                                                       8,155                9,463
                                                                                                    ----------          -----------
    Total current assets..........................                                                     876,812              849,459
                                                                                                    ----------          -----------

Property, plant and equipment.....................                                                     668,486              660,937
  Less accumulated depreciation...................                                                     340,338              327,566
                                                                                                    ----------          -----------
    Net property, plant and equipment.............                                                     328,148              333,371
                                                                                                    ----------          -----------

Goodwill..........................................                                                     184,480              184,480
Other intangible assets...........................                                                     171,008              171,008
Other assets......................................                                                      32,393               29,084
                                                                                                     ----------         -----------
                                                                                                    $1,592,841          $ 1,567,402
                                                                                                    ==========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense........................                                                  $    2,817          $     3,018
  Accounts payable and other accrued expenses.....                                                     207,384              194,346
                                                                                                    ----------          -----------
    Total current liabilities.....................                                                     210,201              197,364
                                                                                                    ----------          -----------

Long-term debt....................................                                                     354,800              374,800
Deferred income taxes.............................                                                      59,146               58,850
Other long-term liabilities.......................                                                      68,925               66,873

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none...........                                                         -                    -
  Common stock, authorized 200,000,000 shares,
    $1.00 stated value - issued 56,277,066
    shares at March 31, 2003 and
    December 31, 2002.............................                                                      56,277               56,277
  Paid-in capital.................................                                                     221,759              221,696
  Retained earnings...............................                                                     668,375              639,334
  Accumulated other comprehensive income (Note 3).                                                     (34,919)             (35,917)
  Treasury stock at cost (619,884 shares at
    March 31, 2003 and 627,884 shares at
    December 31, 2002)............................                                                     (11,723)             (11,875)
                                                                                                    ----------          -----------
    Total shareholders' equity....................                                                     899,769              869,515
                                                                                                    ----------          -----------
                                                                                                    $1,592,841          $ 1,567,402
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




                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                             Three Months              Three Months
                                                                                                    Ended                     Ended
                                                                                                 March 31,                 March 31,
                                                                                                     2003                      2002
                                                                                             ------------              ------------

Net sales......................................                                              $    613,844              $    634,461

Costs and expenses:
  Cost of operations...........................                                                   436,499                   456,251

  Selling, general and administrative expenses.                                                   114,188                   110,298

  Depreciation and amortization................                                                    12,904                    12,556
                                                                                             ------------              ------------

Earnings from operations.......................                                                    50,253                    55,356

Interest expense...............................                                                     5,057                     5,602

Other income, net..............................                                                       769                     1,074
                                                                                             ------------              ------------

Earnings before income tax expense.............                                                    45,965                    50,828

Income tax expense.............................                                                    16,924                    18,057
                                                                                             ------------              ------------

Net earnings...................................                                              $     29,041              $     32,771
                                                                                             ============              ============

Net earnings per common share:

  Basic........................................                                                    $ 0.52                    $ 0.59
                                                                                                   ======                    ======

  Diluted......................................                                                    $ 0.52                    $ 0.58
                                                                                                   ======                    ======

Weighted average common shares outstanding (Note 2):

  Basic........................................                                                55,653,893                55,195,160
                                                                                               ==========                ==========

  Diluted......................................                                                56,019,341                56,438,315
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



                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                               Three Months          Three Months
                                                                                                      Ended                 Ended
                                                                                                   March 31,             March 31,
                                                                                                       2003                  2002
                                                                                               ------------          ------------

   Cash flows from operating activities:
     Net earnings.............................................                                 $     29,041          $     32,771
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization........................                                       12,904                12,556
         Other noncash items, net.............................                                          252                  (483)
         Increase in receivables..............................                                      (26,123)              (40,600)
         Increase in inventories..............................                                       (4,784)               (6,496)
         Increase in prepaid expenses and other assets........                                       (1,631)               (3,855)
         Increase in accounts payable, accrued
           interest expense and other accrued expenses........                                       12,866                42,533
         Increase (decrease)in net deferred tax liabilities...                                         (211)                1,977
         Increase in other long-term liabilities..............                                        4,095                   707
                                                                                               ------------          ------------
     Net cash provided by operating activities................                                       26,409                39,110
                                                                                               ------------          ------------

   Cash flows from investing activities:
     Proceeds from the disposal of assets.....................                                           52                     3
     Additions to property, plant and equipment...............                                       (8,721)               (5,534)
                                                                                               ------------          ------------
     Net cash used by investing activities....................                                       (8,669)               (5,531)
                                                                                               ------------          ------------

   Cash flows from financing activities:
     Payments of long-term debt...............................                                      (20,000)              (30,800)
     Proceeds from the issuance of treasury stock.............                                           83                11,745
                                                                                               -------------         ------------
     Net cash used by financing activities....................                                      (19,917)              (19,055)
                                                                                               ------------          ------------

   Net increase (decrease) in cash and cash equivalents.......                                       (2,177)               14,524
   Cash and cash equivalents at beginning of period...........                                       15,074                15,707
                                                                                               ------------          ------------
   Cash and cash equivalents at end of period.................                                 $     12,897          $     30,231
                                                                                               ============          ============

   Supplemental Disclosure:
     Cash payments for income taxes, net......................                                 $      9,107          $      4,282
                                                                                               ============          ============

     Cash payments for interest...............................                                 $      5,039          $      4,915
                                                                                               ============          ============




See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)



(1) Inventories are summarized as follows:

                                                                            March 31,            December 31,
                                                                                2003                    2002
                                                                        ------------            ------------
        Finished products                                                  $ 257,565               $ 244,193
        Work-in-process                                                       63,942                  65,196
        Raw materials                                                        115,381                 122,715
                                                                           ---------               ---------
                                                                           $ 436,888               $ 432,104
                                                                           =========               =========


(2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                                                        Three Months            Three months
                                                                               Ended                   Ended
                                                                            March 31,               March 31,
                                                                                2003                    2002
                                                                        ------------            ------------

        Weighted average shares used
          for basic net earnings per
          common share                                                    55,653,893              55,195,160
        Effect of dilutive securities:
          Stock options                                                      365,448               1,243,155
                                                                        ------------           -------------
        Weighted average shares used
          for diluted net earnings per
          common share                                                    56,019,341              56,438,315
                                                                        ============            ============


(3) Other comprehensive income is as follows:

                                                                         Three Months           Three Months
                                                                               Ended                   Ended
                                                                            March 31,               March 31,
                                                                                2003                    2002
                                                                        ------------            ------------

        Net earnings                                                     $    29,041             $    32,771
        Other comprehensive income, net
         of tax:                                                               1,069                   1,842
          Financial instruments accounted                                        (71)                    171
            for as hedges                                               ------------            ------------
          Foreign currency translation                                           998                   2,013
                                                                        ------------            ------------
          Other comprehensive income                                    $     30,039            $     34,784
                                                                        ============            ============


       The components of accumulated other comprehensive income, each presented net of tax benefit, are as follows:

                                                                            March 31,            December 31,
                                                                                2003                    2002
                                                                        ------------             -----------

        Market value of financial
          instruments accounted
          for as hedges                                                  $    (7,911)            $    (8,980)
        Minimum pension liability                                            (26,512)                (26,512)
        Foreign currency translation                                            (496)                   (425)
                                                                         -----------             -----------
                                                                         $   (34,919)            $   (35,917)
                                                                         ============            ============





(4) The Company accounts for stock-based employee compensation plans under the intrinsic value based method. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and net earnings per common share would have been as follows:

                                                                        Three Months            Three Months
                                                                               Ended                   Ended
                                                                            March 31,               March 31,
                                                                                2003                    2002
                                                                        ------------            ------------

        Net Earnings:
          As Reported                                                        $29,041                 $32,771
          Pro forma                                                          $27,670                 $31,448

        Earnings per share - basic:
          As Reported                                                          $0.52                   $0.59
          Pro forma                                                            $0.50                   $0.57

        Earnings per share - diluted:
          As Reported                                                          $0.52                   $0.58
          Pro forma                                                            $0.50                   $0.56



(5)  In  November  2002,  the  FASB  issued  Interpretation  No.  45  (FIN  45),
     Guarantor's   Accounting  and  Disclosure   Requirements   for  Guarantees,
     Including   Indirect   Guarantees   of   Indebtedness   of   Others.   This
     interpretation  expands  the  disclosure  requirements  to  be  made  by  a guarantor  about  its  obligations  under  certain  guarantees  that it has issued. The disclosure  requirements are effective for periods ending after
     December 15, 2002.  FIN 45 also requires a guarantor to  recognize,  at the inception of a guarantee,  a liability for the fair value of the obligation for guarantees issued or modified after December 31, 2002.

     The Company has provided guarantees related to store leases for certain independent dealers opening Thomasville Home Furnishings Stores and Drexel
     Heritage Home Inspiration Stores. The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at March 31, 2003 were $89,200. The Company believes the risk of significant loss from these lease guarantees is remote.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (referred to herein as the "Company") is one of the largest manufacturers of residential furniture in the United States. The Company has four primary operating subsidiaries: Broyhill Furniture
Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith).

Comparison of Three Months Ended March 31, 2003 and 2002

Selected financial information for the three months ended March 31, 2003 and March 31, 2002 is presented below:


(Dollars in millions except per share data)

                                                                      Three Months Ended
                                                          -----------------------------------------
                                                             March 31, 2003      March 31, 2002
                                                          -------------------  --------------------
                                                                       % of                 % of
                                                           Dollars   Net Sales  Dollars   Net Sales
                                                           -------   ---------  -------   ---------
Net sales                                                  $ 613.8      100.0%   $634.5      100.0%
Earnings from operations                                      50.3        8.2%     55.4        8.7%
Interest expense                                               5.1        0.8%      5.6        0.9%
Income tax expense                                            16.9        2.8%     18.0        2.8%
Net earnings                                                  29.0        4.7%     32.8        5.2%
Net earnings per common share-diluted                         0.52          -      0.58          -

Gross profit (1)                                           $ 166.6       27.1%   $167.1       26.3%


(1)  The  Company  believes  that  gross  profit  provides  useful   information
     regarding  a  company's  financial  performance.   Gross  profit  has  been
     calculated  by   subtracting   cost  of  operations   and  the  portion  of
     depreciation associated with cost of goods sold from net sales.

                                              Three Months Ended
                                                    March 31,
                                             ----------------------
                                                 2003       2002
                                              ---------  ---------
    Net sales                                   $613.8     $634.5
    Cost of operations                           436.5      456.3
    Depreciation (associated with
      cost of goods sold)                         10.7       11.1
                                                ------     ------
    Gross profit                                $166.6     $167.1
                                                ======     ======


Net sales for the three months ended March 31, 2003 were $613.8 million, compared to $634.5 million in the three months ended March 31, 2002, a decrease of $20.7 million or 3.2%. Business conditions in the first quarter of 2003 continued to be challenging. The soft business environment was exacerbated by the adverse weather conditions that negatively affected both manufacturing and retailing efforts. The performance of operations in the middle-price point category exceeded those operations offering higher-end products.

Earnings from operations for the three months ended March 31, 2003 decreased by $5.1 million or 9.2% from the comparable prior year period. Earnings from operations for the three months ended March 31, 2003 and March 31, 2002 were 8.2% and 8.7% of net sales, respectively. Operating profitability reflected the beneficial results of the Company's cost control efforts and the positive impact of its offshore sourcing programs. However, this was more than offset by the negative impact of lower sales volume and increased selling, general and administrative expenses. A large portion of the increase in these operating expenses resulted from higher pension expense of $2.0 million in the quarter, arising out of the change in certain defined benefit plan pension assumptions year-over-year.

Interest expense totaled $5.1 million for the three months ended March 31, 2003, compared to $5.6 million in the prior year comparable period. The decrease in interest expense in the three months ended March 31, 2003 resulted from both lower long-term debt levels and lower interest rates.

The effective income tax rate was 36.8% and 35.5% for the three months ended March 31, 2003 and March 31, 2002, respectively. The effective tax rate for the three months ended March 31, 2003 was adversely impacted by higher provisions for state and local income taxes compared to the prior year period.

Net earnings per common share for basic and diluted were $0.52 and $0.52, respectively, for the three months ended March 31, 2003, compared with $0.59 and $0.58, respectively, for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,654,000 and 56,019,000, respectively, for the three months ended March 31, 2003 and 55,195,000 and 56,438,000, respectively, for the three months ended March 31, 2002.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at March 31, 2003 amounted to $12.9 million, compared with $15.1 million at December 31, 2002. During the three months ended March 31, 2003, net cash provided by operating activities totaled $26.4 million, net cash used by investing activities totaled $8.7 million and net cash used by financing activities totaled $19.9 million.

Working capital was $666.6 million at March 31, 2003, compared with $652.1 million at December 31, 2002. The current ratio was 4.2-to-1 at March 31, 2003, compared to 4.3-to-1 at December 31, 2002.

Financing Arrangements

As of March 31, 2003, long-term debt consisted of the following, in millions:

         Revolving credit facility (unsecured)                         $350.8
         Other                                                            4.0
                                                                       ------
                                                                       $354.8
                                                                       ======

To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On March 31, 2003, there were $350.8 million in cash borrowings and $32.2 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of March 31, 2003, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2003, loans outstanding under the revolving credit facility consisted of $350.0 million based on the adjusted Eurodollar rate and $0.8 million based upon the base rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 5.20%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported earnings.

OUTLOOK

Based on incoming order trends and discussions with retail partners, the Company currently sees no signs of improvement in the current business climate for the near term. Although the Company had generally favorable reports from all of its operating companies at the April International Home Furnishings Market, order patterns to date do not support a conclusion that a positive trend is developing. The Company is currently projecting earnings per share of $0.47 to $0.50 for the second quarter and $2.00 - $2.05 for the full year.

Capital expenditures are forecasted at $40.0 - $50.0 million for 2003, with depreciation expense anticipated to be approximately $55.0 million. Selling, general and administrative expenses for the year are expected to be 18.00% - 18.50% of net sales. Based upon current interest rates and budgeted long-term debt reduction, interest expense is expected to be approximately $21.0 million for 2003. The Company expects to generate in excess of $100.0 million in cash flow from operations, the majority of which will be used to reduce long-term debt.

FORWARD-LOOKING STATEMENTS

The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company's expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to anticipate or respond to changes in consumer taste and fashion trends; failure to achieve projected sales; business failures of large customers; distribution and manufacturing realignments and cost savings programs; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; and impairment of goodwill and other intangible assets. Other risk factors may be listed from time to time in the Company's future public releases and SEC reports. Please refer to the Company's Annual Report on Form 10-K for a more detailed explanation of the Company's risk factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit agreement. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Based upon a hypothetical ten percent increase in interest rates the potential impact to the Company's net earnings would be $0.1 million.

Item 4. Controls and Procedures

(a) The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation on these controls and procedures within 90 days of the date of this report.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMAITON

Item 5. Other Information

     On April 16, 2003, the Company announced the appointment of Tom Tilley as President and Chief Executive Officer of Thomasville Furniture Industries, Inc., a subsidiary of the Company.


Item 6. Exhibits and Reports on Form 8-K

     (a) 99.2 Certification of W.G. Holliman, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.3 Certification of David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) A Form 8-K was filed on January 28, 2003 announcing fourth quarter and full year operating results and projections for the first quarter and full year 2003. A Form 8-K was filed on March 4, 2003 revising projections for the first quarter and full year 2003. A Form 8-K was filed on April 29, 2003 announcing first quarter operating results and projections of second quarter and full year earnings per share.

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




Date:  May 13, 2003

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


May 13, 2003


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



May 13, 2003



                                  By  /s/  David P. Howard
                                    -----------------------------
                                     David P. Howard
                                     Vice President, Treasurer
                                     and Chief Financial Officer