Form 10-Q
period 2003-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2003-08-12
CIK 50957

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003 or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  ____________  to ____________

     Commission file number I-91
                            ----

                     Furniture Brands International, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


          Delaware                                             43-0337683
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

101 South Hanley Road, St. Louis, Missouri                       63105
-------------------------------------------             ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (314) 863-1100
                                                     ------------------------




--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes  X    No
                                                 -----     ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).
                                              Yes  X   No
                                                  ----   -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      55,754,382 shares as of July 31, 2003
                      -------------------------------------

                          PART I FINANCIAL INFORMATION
                          ----------------------------

Item 1.  Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2003.

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations:

                           Three Months Ended June 30, 2003
                           Three Months Ended June 30, 2002

                           Six Months Ended June 30, 2003
                           Six Months Ended June 30, 2002

                  Consolidated Statements of Cash Flows:

                           Six Months Ended June 30, 2003
                           Six Months Ended June 30, 2002

                  Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


                      FURNITURE BRANDS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             June 30,          December 31,
                                                                                                2003                  2002
                                                                                          ----------           -----------
ASSETS

Current assets:
  Cash and cash equivalents......................................................         $   14,927            $   15,074
  Receivables, less allowances of $23,241
    ($20,751 at December 31, 2002)...............................................            394,103               375,050
  Inventories...(Note 1).........................................................            433,673               432,104
  Deferred income taxes..........................................................             17,470                17,768
  Prepaid expenses and other current assets......................................             13,738                 9,463
                                                                                          ----------            ----------
    Total current assets.........................................................            873,911               849,459
                                                                                          ----------            ----------

Property, plant and equipment....................................................            680,699               660,937
  Less accumulated depreciation..................................................            351,347               327,566
                                                                                          ----------            ----------
    Net property, plant and equipment............................................            329,352               333,371
                                                                                          ----------            ----------

Goodwill.........................................................................            184,480               184,480
Other intangible assets..........................................................            171,008               171,008
Other assets                                                                                  28,039                29,084
                                                                                          ----------            ----------
                                                                                          $1,586,790            $1,567,402
                                                                                          ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued interest expense.......................................................         $    2,813            $    3,018
  Accounts payable and other accrued expenses....................................            185,751               194,346
                                                                                          ----------            ----------
    Total current liabilities....................................................            188,564               197,364
                                                                                          ----------            ----------

Long-term debt                                                                               343,200               374,800
Deferred income taxes............................................................             59,464                58,850
Other long-term liabilities......................................................             68,939                66,873

Shareholders' equity:
  Preferred stock, authorized 10,000,000
    shares, no par value - issued, none..........................................                -                     -
  Common stock, authorized 200,000,000 shares,
    $1.00 stated value - issued 56,277,066
    shares at June 30, 2003 and December 31, 2002................................             56,277                56,277
  Paid-in capital                                                                            221,774               221,696
  Retained earnings..............................................................            691,950               639,334
  Accumulated other comprehensive income (Note 3)................................            (33,117)              (35,917)
  Treasury stock at cost (542,534 shares at
    June 30, 2003 and 627,884 shares at
    December 31, 2002)...........................................................            (10,261)              (11,875)
                                                                                          ----------            ----------
    Total shareholders' equity...................................................            926,623               869,515
                                                                                          ----------            ----------
                                                                                          $1,586,790            $1,567,402
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




                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                          Three Months            Three Months
                                                                                                 Ended                   Ended
                                                                                               June 30,                June 30,
                                                                                                  2003                    2002
                                                                                          ------------            ------------

Net sales........................................................................         $    579,612            $    604,511

Costs and expenses:
  Cost of operations.............................................................              420,557                 429,577

  Selling, general and administrative expenses...................................              105,414                 108,470

  Depreciation and amortization..................................................               12,614                  12,266
                                                                                          ------------            ------------

Earnings from operations.........................................................               41,027                  54,198

Interest expense                                                                                 4,868                   5,492

Other income, net                                                                                  959                     996
                                                                                          ------------            ------------

Earnings before income tax expense...............................................               37,118                  49,702

Income tax expense...............................................................               13,543                  17,617
                                                                                          ------------            ------------

Net earnings                                                                              $     23,575            $     32,085
                                                                                          ============            ============

Net earnings per common share:

  Basic..........................................................................              $  0.42                 $  0.58
                                                                                               =======                 =======

  Diluted........................................................................              $  0.42                 $  0.57
                                                                                               =======                 =======

Weighted average common shares outstanding (Note 2):

  Basic..........................................................................           55,697,528              55,553,253
                                                                                            ==========              ==========

  Diluted........................................................................           56,216,090              56,698,417
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



                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                            Six Months              Six Months
                                                                                                 Ended                   Ended
                                                                                               June 30,                June 30,
                                                                                                  2003                    2002
                                                                                            ----------              ----------

Net sales........................................................................           $1,193,456              $1,238,972

Costs and expenses:
  Cost of operations.............................................................              857,056                 885,828

  Selling, general and administrative expenses...................................              219,602                 218,768

  Depreciation and amortization..................................................               25,518                  24,822
                                                                                            ----------              ----------

Earnings from operations.........................................................               91,280                 109,554

Interest expense                                                                                 9,925                  11,094

Other income, net                                                                                1,728                   2,070
                                                                                            ----------              ----------

Earnings before income tax expense...............................................               83,083                 100,530

Income tax expense...............................................................               30,467                  35,674
                                                                                            ----------              ----------

Net earnings                                                                                $   52,616              $   64,856
                                                                                            ==========              ==========

Net earnings per common share:

  Basic..........................................................................              $  0.95                 $  1.17
                                                                                               =======                 =======

  Diluted........................................................................              $  0.94                 $  1.15
                                                                                               =======                 =======

Weighted average common shares outstanding (Note 2):

  Basic..........................................................................           55,675,831              55,375,196
                                                                                            ==========              ==========

  Diluted........................................................................           56,108,081              56,570,135
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



                      FURNITURE BRANDS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                   Six Months            Six Months
                                                                                                        Ended                 Ended
                                                                                                      June 30,              June 30,
                                                                                                         2003                  2002
                                                                                                   ----------            ----------

Cash flows from operating activities:
  Net earnings........................................................................             $   52,616            $   64,856
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization...................................................                 25,518                24,822
      Other noncash items, net........................................................                    502                     5
      Increase in receivables.........................................................                (19,053)              (35,311)
      Increase in inventories.........................................................                 (1,569)              (23,522)
      Increase in prepaid expenses and other assets...................................                 (2,861)               (3,854)
      Increase (decrease)in accounts payable, accrued
        interest expense and other accrued expenses...................................                 (8,470)               30,040
      Increase (decrease) in net deferred tax liabilities.............................                   (473)                4,319
      Increase in other long-term liabilities.........................................                  7,654                   801
                                                                                                   ----------            ----------
  Net cash provided by operating activities...........................................                 53,864                62,156
                                                                                                   ----------            ----------

Cash flows from investing activities:
  Proceeds from the disposal of assets................................................                    157                 1,193
  Additions to property, plant and equipment..........................................                (23,745)              (28,564)
                                                                                                   ----------            ----------
  Net cash used by investing activities...............................................                (23,588)              (27,371)
                                                                                                   ----------            ----------

Cash flows from financing activities:
  Payments of long-term debt..........................................................                (31,600)              (49,000)
  Proceeds from the issuance of treasury stock........................................                  1,177                13,114
                                                                                                   ----------            ----------
  Net cash used by financing activities...............................................                (30,423)              (35,886)
                                                                                                   ----------            ----------

Net decrease in cash and cash equivalents.............................................                   (147)               (1,101)
Cash and cash equivalents at beginning of period......................................                 15,074                15,707
                                                                                                   ----------            ----------
Cash and cash equivalents at end of period............................................             $   14,927            $   14,606
                                                                                                   ==========            ==========

Supplemental Disclosure:
  Cash payments for income taxes, net.................................................             $   35,908            $   24,473
                                                                                                   ==========            ==========

  Cash payments for interest..........................................................             $    9,912            $   10,260
                                                                                                   ==========            ==========


See accompanying notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
(1)  Inventories are summarized as follows:

                                                                                        June 30,            December 31,
                                                                                           2003                    2002
                                                                                    -----------             -----------

        Finished products                                                           $   264,472             $   248,219
        Work-in-process                                                                  57,577                  65,196
        Raw materials                                                                   111,624                 118,689
                                                                                    ------------            -----------
                                                                                    $   433,673             $   432,104
                                                                                    ============            ===========

(2) Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

                                                           Three Months Ended                      Six Months Ended
                                                     --------------------------------       ---------------------------------
                                                    June 30, 2003       June 30, 2002       June 30, 2003       June 30, 2002
                                                    -------------       -------------       -------------       -------------

       Weighted average shares used
         for basic net earnings per
         common share                                  55,697,528          55,553,253          55,675,831          55,375,196
       Effect of dilutive securities:
         Stock options                                    518,562           1,145,164             432,250           1,194,939
                                                     ------------        ------------          ----------        ------------
       Weighted average shares used
         for diluted net earnings
         per common share                              56,216,090          56,698,417          56,108,081          56,570,135
                                                     ============        ============          ==========-       ============

(3)  Other comprehensive income is as follows:

                                                                                     Six Months              Six Months
                                                                                          Ended                   Ended
                                                                                        June 30,                June 30,
                                                                                           2003                    2002
                                                                                    -----------             -----------

        Net earnings                                                                $    52,616             $    64,856
        Other comprehensive income, net
          of tax:
            Financial instruments accounted
              for as hedges                                                               2,573                  (1,585)
            Foreign currency translation                                                    227                     550
                                                                                    -----------             -----------
            Other comprehensive income                                                    2,800                  (1,035)
                                                                                    -----------             -----------
                                                                                    $    55,416             $    63,821
                                                                                    ===========             ===========

        The components of accumulated other comprehensive income, each presented net of tax benefit, are as follows:

                                                                                        June 30,            December 31,
                                                                                           2003                    2002
                                                                                    -----------             -----------

        Market value of financial
          instruments accounted
          for as hedges                                                             $    (6,407)            $    (8,980)
        Minimum pension liability                                                       (26,512)                (26,512)
        Foreign currency translation                                                       (198)                   (425)
                                                                                    -----------             -----------
                                                                                    $   (33,117)            $   (35,917)
                                                                                    ===========             ===========






(4) The Company accounts for stock-based employee compensation plans under the intrinsic value based method. No stock-based employee compensation expense is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and net earnings per common share would have been as follows:

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                            -------------------------      -------------------------
                                                              2003            2002           2003            2002
                                                            ---------       ---------      ---------       ---------

        Net earnings, as reported                             $23,575        $32,085        $52,616         $64,856

        Add: Stock-based employee
          compensation expense, included
          in reported net earnings,
          net of related tax benefit                             -              -              -               -

        Deduct: Total stock-based
          employee compensation expense
          determined under fair value
          based method for all awards,
          net of tax benefit                                   (1,405)        (1,323)        (2,776)         (2,646)
                                                              -------        -------        -------         -------

        Net earnings, pro forma                               $22,170        $30,762        $49,840         $62,210
                                                              =======        =======        =======         =======

        Earnings per share:
          Basic - as reported                                   $0.42          $0.58          $0.95           $1.17
          Basic - pro forma                                     $0.40          $0.55          $0.90           $1.12

          Diluted - as reported                                 $0.42          $0.57          $0.94           $1.15
          Diluted - pro forma                                   $0.40          $0.54          $0.90           $1.10



(5) The Company has provided lease guarantees for some independent dealers opening stores under specific arrangements for certain of the Company's operating units (e.g. Thomasville or Drexel Heritage). The lease guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at June 30, 2003 were $84,871. The Company believes the risk of significant loss from these lease guarantees is remote.


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

     Comparison of Three Months and Six Months Ended June 30, 2003 and 2002

     Selected financial information for the three months and six months ended June 30, 2003 and June 30, 2002 is presented below:

     (Dollars in millions except per share data)



                                                                                      Three Months Ended
                                                                -----------------------------------------------------------------
                                                                       June 30, 2003                        June 30, 2002
                                                                ------------------------------        ---------------------------
                                                                                     % of                                % of
                                                                      Dollars       Net Sales          Dollars        Net Sales
                                                                     ---------      ----------        ---------       ----------
   Net sales                                                         $  579.6           100.0%         $  604.5          100.0%
   Earnings from operations                                              41.0             7.1%             54.2            9.0%
   Interest expense                                                       4.8             0.8%              5.5            0.9%
   Income tax expense                                                    13.6             2.3%             17.6            2.9%
   Net earnings                                                          23.6             4.1%             32.1            5.3%
   Net earnings per common share-diluted                                 0.42              -               0.57             -

   Gross profit (1)                                                  $  148.8            25.7%         $  164.4           27.2%



                                                                                      Six Months Ended
                                                                -----------------------------------------------------------------
                                                                       June 30, 2003                        June 30, 2002
                                                                ------------------------------        ---------------------------
                                                                                     % of                                % of
                                                                      Dollars       Net Sales          Dollars        Net Sales
                                                                     ---------      ----------        ---------       ----------

   Net sales                                                        $1,193.4           100.0%         $1,239.0           100.0%
   Earnings from operations                                             91.3             7.6%            109.6             8.8%
   Interest expense                                                      9.9             0.8%             11.1             0.9%
   Income tax expense                                                   30.5             2.6%             35.6             2.9%
   Net earnings                                                         52.6             4.4%             64.9             5.2%
   Net earnings per common share-diluted                                0.94              -               1.15              -

   Gross profit (1)                                                 $  315.4            26.4%         $  331.5            26.8%

(1)  The  Company  believes  that  gross  profit  provides  useful   information
     regarding  a  company's  financial  performance.   Gross  profit  has  been
     calculated  by   subtracting   cost  of  operations   and  the  portion  of
     depreciation associated with cost of goods sold from net sales.


                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                             --------------------------         -----------------
                                                               2003             2002              2003              2002
                                                            ----------       ----------        ----------        -------
                  Net sales                                   $  579.6          $  604.5          $1,193.4          $1,239.0
                  Cost of operations                             420.5             429.5             857.0             885.8
                  Depreciation (associated with
                    cost of goods sold)                           10.3              10.6              21.0              21.7
                                                              --------          --------          ---------         --------
                  Gross profit                                $  148.8          $  164.4          $  315.4          $  331.5
                                                              ========         =========         ========-         ========


     Net sales for the three months ended June 30, 2003 were $579.6 million, compared to $604.5 million in the three months ended June 30, 2002, a decrease of $24.9 million or 4.1%. For the six months ended June 30, 2003, net sales decreased $45.6 million or 3.7%, to $1,193.4 million from $1,239.0 million for the six months ended June 30, 2002. The soft business environment the residential furniture industry has been experiencing for nearly three years continued in the second quarter ended June 30, 2003.

     Earnings from operations for the three months ended June 30, 2003 and June 30, 2002 were $41.0 million and $54.2 million, respectively. As a percentage of net sales, earnings from operations for the three months ended June 30, 2003 and June 30, 2002 were 7.1% and 9.0%, respectively. For the six months ended June 30, 2003 and June 30, 2002, earnings from operations were $91.3 million and $109.6 million, respectively. Earnings from operations for the six months ended June 30, 2003 and June 30, 2002 were 7.6% and 8.8% of net sales, respectively. The sales shortfall from the prior year, together with extensive domestic plant down-time to control inventory levels and increased promotional activity, negatively impacted the Company's earnings performance in the second quarter ended June 30, 2003. Operating expenses for the six months ended June 30, 2003 were also negatively impacted by higher pension expense of about $3.5 million, arising out of the change in certain defined benefit plan pension assumptions year-over-year.

     Interest expense totaled $4.8 million and $9.9 million for the three months and six months ended June 30, 2003, respectively, compared to $5.5 million and $11.1 million for the prior year comparable periods. The decrease in interest expense during the periods resulted from both lower long-term debt levels and lower interest rates.

     The effective income tax rates were 36.5% and 35.4% for the three months ended June 30, 2003 and June 30, 2002, respectively, and 36.7% and 35.5% for the six months ended June 30, 2003 and June 30, 2002, respectively. The effective tax rates for the three months and six months ended June 30, 2003 were adversely impacted by higher provisions for state and local income taxes compared to the prior year periods.

     Net earnings per common share for basic and diluted were $0.42 and $0.42 for the three months ended June 30, 2003, respectively, compared with $0.58 and $0.57 for the same period last year, respectively. For the six months ended June 30, 2003 and June 30, 2002, net earnings per common share for basic and diluted were $0.95 and $0.94, respectively, and $1.17 and $1.15, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,698,000 and 56,216,000, respectively, for the three months ended June 30, 2003, and 55,553,000 and 56,698,000, respectively, for the three months ended June 30, 2002. For the six months ended June 30, 2003 and June 30, 2002, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,676,000 and 56,108,000, respectively, and 55,375,000 and 56,570,000, respectively.

     FINANCIAL CONDITION

     Working Capital

     Cash and cash equivalents at June 30, 2003 amounted to $14.9 million, compared with $15.1 million at December 31, 2002. During the six months ended June 30, 2003, net cash provided by operating activities totaled $53.8 million, net cash used by investing activities totaled $23.6 million and net cash used by financing activities totaled $30.4 million.

     Working capital was $685.3 million at June 30, 2003, compared with $652.1 million at December 31, 2002. The current ratio was 4.6-to-1 at June 30, 2003, compared to 4.3-to-1 at December 31, 2002.

     Financing Arrangements

     As of June 30, 2003, long-term debt consisted of the following in millions:

       Revolving credit facility (unsecured)                          $340.0
       Other                                                             3.2
                                                                      ------
                                                                      $343.2


     To meet short-term capital and other financial requirements, the Company maintains a $630.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On June 30, 2003, there were $340.0 million in cash borrowings and $36.5 million in letters of credit outstanding.

     The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of June 30, 2003, the Company was in compliance with all financial covenants.

     Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2003, loans outstanding under the revolving credit facility consisted of $340.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 5.28%.

     The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

     Recently Issued Statements of Financial Accounting Standards

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported earnings.

     OUTLOOK

     The Company sees nothing, either in order trends or in conversations with retailers, that leads it to believe a near-term sustainable rebound in business is in sight. Order trends in the month of June were slightly favorable against last year, but the Company has not seen a continuation of this positive trend in the first part of July. Consequently, the Company believes its sales will be essentially flat year-over-year in the second half of 2003.

     The Company continues to address its cost structure and has recently announced additional domestic manufacturing plant closings. Nevertheless, because of the continuing softness in business, costs and inefficiencies associated with its ongoing domestic manufacturing realignment, and a continued focus on reducing working capital, the Company has lowered its operating profit margin assumptions for the balance of 2003. As a result, the Company is currently projecting earnings per share of $0.40 to $0.43 for the third quarter and $1.90 to $1.95 for the full year.

     Capital expenditures are forecasted at $40.0 - $45.0 million for 2003, with depreciation expense anticipated to be approximately $53.0 million. Selling, general and administrative expenses for the year are expected to be 18.00% - 18.50% of net sales. Based upon current interest rates and planned long-term debt reduction, interest expense is expected to be approximately $20.0 million for 2003. The Company expects to generate in excess of $100.0 million in cash flow from operations, the majority of which will be used to reduce long-term debt.

     FORWARD-LOOKING STATEMENTS

     The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company's expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to anticipate or respond to changes in consumer taste and fashion trends; failure to achieve projected sales; business failures of large customers; distribution and manufacturing realignments and cost savings programs; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; and impairment of goodwill and other intangible assets. Other risk factors may be listed from time to time in the Company's future public releases and SEC reports. Please refer to the Company's Annual Report on Form 10-K for a more detailed explanation of the Company's risk factors.

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

     Item 4. Controls and Procedures

     (a) The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report.

     (b) No change in the Company's internal control over financial reporting has occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION
                            -------------------------



     Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on April 24, 2003. The directors listed in the Notice of Annual Meeting of Stockholders dated March 14, 2003 were elected for terms of one year ending 2004 with voting for each as follows:

                  Director                  For                        Withheld
                  --------                  ---                        --------
                  K. B. Bell                50,360,739                  797,064
                  W. G. Holliman            44,872,204                6,285,599
                  D. E. Lasater             50,368,521                  789,282
                  L. M. Liberman            50,368,497                  789,306
                  R. B. Loynd               50,683,251                  474,552
                  B. L. Martin              50,684,421                  473,382
                  A. E. Suter               50,368,689                  789,114

          To vote to ratify the selection of independent auditors:

                  Affirmative votes                            49,289,536
                  Negative votes                                1,863,972
                  Abstentions                                       4,295
                  Broker non-votes                                      0

     Item 5. Other Information

          On April 16, 2003, the Company announced the appointment of Tom Tilley as President and Chief Executive Officer of Thomasville Furniture Industries, Inc., a subsidiary of the Company.

          On June 19, 2003, John R. Jordan, Jr. was elected to the Board of Directors of the Company.

     Item 6. Exhibits and Reports on Form 8-K

          (a) 31. Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32. Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) A Form 8-K was filed on April 29, 2003 announcing first quarter operating results and projections of second quarter and full year earnings per share. A Form 8-K was filed on June 11, 2003 announcing projections of second quarter and full year earnings per share. A Form 8-K was filed on June 30, 2003 announcing the election of John R. Jordan, Jr. to its Board of Directors. A Form 8-K was filed on July 24, 2003 announcing second quarter and first half of 2003 operating results and projections for third quarter and full year earnings per share.

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



                                Furniture Brands International, Inc.
                                             (Registrant)



                                By     /s/ Steven W. Alstadt
                                   -------------------------------
                                      Steven W. Alstadt
                                      Controller and
                                      Chief Accounting Officer


Date:  August 11, 2003