Form 10-Q
period 2003-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2003-11-12
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number I-91

Furniture Brands International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-0337683
(State or other jurisdiction of	(I.R.S. Employer
& incorporation or organization)	Identification No.)

101 South Hanley Road, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(314) 863-1100

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

55,798,582 shares as of October 31, 2003

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2003.

Consolidated Balance Sheets

Consolidated Statements of Operations:
Three Months Ended September 30, 2003
Three Months Ended September 30, 2002

Nine Months Ended September 30, 2003
Nine Months Ended September 30, 2002

Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2003
Nine Months Ended September 30, 2002

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$27,142	$15,074
Receivables, less allowances of $21,844
($20,751 at December 31, 2002)	381,635	375,050
Inventories...(Note 1)	430,025	432,104
Deferred income taxes	17,294	17,768
Prepaid expenses and other current assets	9,633	9,463
Total current assets	865,729	849,459

Property, plant and equipment	686,204	660,937
Less accumulated depreciation	362,353	327,566
Net property, plant and equipment	323,851	333,371

Goodwill	184,480	184,480
Other intangible assets	171,008	171,008
Other assets	26,428	29,084
	$1,571,496	$1,567,402

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accrued interest expense	$2,717	$3,018
Accounts payable and other accrued expenses	194,782	194,346
Total current liabilities	197,499	197,364

Long-term debt	303,200	374,800
Deferred income taxes	65,784	58,850
Other long-term liabilities	56,368	66,873

Shareholders’ equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	--	--
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,277,066
shares at September 30, 2003 and December 31, 2002	56,277	56,277
Paid-in capital	221,748	221,696
Retained earnings	711,295	639,334
Accumulated other comprehensive income (Note 3)	(31,588)	(35,917)
Treasury stock at cost (480,484 shares at
September 30, 2003 and 627,884 shares at
December 31, 2002)	(9,087)	(11,875)
Total shareholders’ equity	948,645	869,515
	$1,571,496	$1,567,402

See accompanying notes to consolidated financial statements

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Net sales	$557,420	$563,246

Costs and expenses:
Cost of operations	407,746	404,899

Selling, general and administrative expenses	102,581	103,552

Depreciation and amortization	12,477	12,018

Earnings from operations	34,616	42,777

Interest expense	4,707	5,388

Other income, net	474	911

Earnings before income tax expense	30,383	38,300

Income tax expense	11,038	13,642

Net earnings	$19,345	$24,658

Net earnings per common share:

Basic	$0.35	$0.44
Diluted	$0.34	$0.44

Weighted average common shares outstanding
(Note 2):

Basic	55,767,852	55,628,687

Diluted	56,424,947	56,175,883

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Net sales	$1,750,876	$1,802,218

Costs and expenses:
Cost of operations	1,264,802	1,290,727

Selling, general and administrative expenses	322,183	322,320

Depreciation and amortization	37,995	36,840

Earnings from operations	125,896	152,331

Interest expense	14,632	16,482

Other income, net	2,202	2,981

Earnings before income tax expense	113,466	138,830

Income tax expense	41,505	49,316

Net earnings	$71,961	$89,514

Net earnings per common share:
Basic	$1.29	$1.61
Diluted	$1.28	$1.59

Weighted average common shares outstanding
(Note 2):

Basic	55,706,842	55,460,621

Diluted	56,197,139	56,458,233

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$71,961	$89,514
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	37,995	36,840
Other noncash items, net	597	(344)
Increase in receivables	(6,585)	(23,609)
(Increase) decrease in inventories	2,079	(50,502)
(Increase) decrease in prepaid expenses
and other assets	1,754	(2,722)
Increase in accounts payable, accrued interest
expense and other accrued expenses	1,117	48,041
Increase in net deferred tax liabilities	5,015	6,103
Increase (decrease) in other long-term liabilities	(1,664)	699
Net cash provided by operating activities	112,269	104,020

Cash flows from investing activities:
Proceeds from the disposal of assets	995	2,468
Additions to property, plant and equipment	(31,535)	(37,744)
Net cash used by investing activities	(30,540)	(35,276)

Cash flows from financing activities:
Payments of long-term debt	(71,600)	(79,600)
Proceeds from the issuance of treasury stock	1,939	13,330
Net cash used by financing activities	(69,661)	(66,270)

Net increase in cash and cash equivalents	12,068	2,474
Cash and cash equivalents at beginning of period	15,074	15,707
Cash and cash equivalents at end of period	$27,142	$18,181

Supplemental Disclosure:
Cash payments for income taxes, net	$40,095	$33,742

Cash payments for interest	$14,714	$15,566

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
(1)	Inventories are summarized as follows:
		September 30,	December 31,
		2003	2002

	Finished products	$257,340	$248,219
	Work-in-process	56,488	65,196
	Raw materials	116,197	118,689
		$430,025	$432,104
(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
	2003	2002	2003	2002
Weighted average shares used
for basic net earnings per
common share	55,767,852	55,628,687	55,706,842	55,460,621
Effect of dilutive securities:
Stock options	657,095	547,196	490,297	997,612
Weighted average shares used
for diluted net earnings
per common share	56,424,947	56,175,883	56,197,139	56,458,233

(3)	Other comprehensive income is as follows:
		Nine Months	Nine Months
		Ended	Ended
		September 30,	September 30,
		2003	2002

	Net earnings	$71,961	$89,514
	Other comprehensive income, net
	of tax:
	Financial instruments accounted
	for as hedges	4,445	(4,504)
	Foreign currency translation	(116)	(284)
	Other comprehensive income	4,329	(4,788)
		$76,290	$84,726
	The components of accumulated other comprehensive income, each presented net of tax benefit, are as follows:

		September 30,	December 31,
		2003	2002

	Market value of financial
	instruments accounted
	for as hedges	$(4,535)	$(8,980)
	Minimum pension liability	(26,512)	(26,512)
	Foreign currency translation	(541)	(425)
		$(31,588)	$(35,917)

(4)	The Company accounts for stock-based employee compensation plans under the intrinsic value based method. No stock-based employee compensation expense is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the Company’s stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and net earnings per common share would have been as follows:

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2003	2002	2003	2002
Net earnings, as reported	$19,345	$24,658	$71,961	$89,514

Add: Stock-based employee
compensation expense, included
in reported net earnings,
net of related tax benefit	-	-	-	-

Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of tax benefit	(1,393)	(1,323)	(4,169)	(3,969)

Net earnings, pro forma	$17,952	$23,335	$67,792	$85,545

Earnings per share:
Basic - as reported	$0.35	$0.44	$1.29	$1.61
Basic - pro forma	$0.32	$0.42	$1.22	$1.54

Diluted - as reported	$0.34	$0.44	$1.28	$1.59
Diluted - pro forma	$0.32	$0.42	$1.22	$1.52

(5)	The Company has provided lease guarantees for some independent dealers opening stores under specific arrangements for certain of the Company’s operating units (e.g. Thomasville or Drexel Heritage). The lease guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at September 30, 2003 were $83,304. The Company believes the risk of significant loss from these lease guarantees is remote.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (referred to herein as the “Company”) is one of the largest manufacturers of residential furniture in the United States. The Company has four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith).

Comparison of Three Months and Nine Months Ended September 30, 2003 and 2002

Selected financial information for the three months and nine months ended September 30, 2003 and September 30, 2002 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	September 30, 2003		September 30, 2002
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$557.4	100.0%	$563.2	100.0%
Earnings from operations	34.6	6.2%	42.7	7.6%
Interest expense	4.7	0.8%	5.4	1.0%
Income tax expense	11.0	2.0%	13.7	2.4%
Net earnings	19.3	3.5%	24.6	4.4%
Net earnings per common
share - diluted	0.34	--	0.44	--

Gross profit (1)	$139.5	25.0%	$148.0	26.3%

	Nine Months Ended
	September 30, 2003		September 30, 2002
		% of		% of
	Dollars	Net Sale	Dollars	Net Sale
Net sales	$1,750.9	100.0%	$1,802.2	100.0%
Earnings from operations	125.9	7.2%	152.3	8.5%
Interest expense	14.6	0.8%	16.5	0.9%
Income tax expense	41.5	2.4%	49.3	2.7%
Net earnings	72.0	4.1%	89.5	5.0%
Net earnings per common
share - diluted	1.28	--	1.59	--

Gross profit (1)	$455.0	26.0%	$479.5	26.6%

(1)	The Company believes that gross profit provides useful information regarding a company’s financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	$557.4	$563.2	$1,750.9	$1,802.2
Cost of operations	407.8	404.9	1,264.8	1,290.7
Depreciation (associated with
cost of goods sold)	10.1	10.3	31.1	32.0
Gross profit	$139.5	$148.0	$455.0	$479.5

Net sales for the three months ended September 30, 2003 were $557.4 million, compared to $563.2 million in the three months ended September 30, 2002, a decrease of $5.8 million or 1.0%. For the nine months ended September 30, 2003, net sales decreased $51.3 million or 2.8%, to $1,750.9 million from $1,802.2 million for the nine months ended September 30, 2002. The sales decrease for the three months and nine months ended September 30, 2003 continued to reflect the soft business environment the residential furniture industry has been experiencing for three years. This environment improved somewhat toward the end of the quarter resulting in a modest decline in sales for the three month period.

Earnings from operations for the three months ended September 30, 2003 and September 30, 2002 were $34.6 million and $42.7 million, respectively. As a percentage of net sales, earnings from operations for the three months ended September 30, 2003 and September 30, 2002 were 6.2% and 7.6%, respectively. For the nine months ended September 30, 2003 and September 30, 2002, earnings from operations were $125.9 million and $152.3 million, respectively. Earnings from operations for the nine months ended September 30, 2003 and September 30, 2002 were 7.2% and 8.5% of net sales, respectively. The sales shortfall from the prior year, together with extensive domestic plant down-time to control and reduce inventory levels coupled with the inefficiencies of closing two major case goods plants, negatively impacted the Company's earnings performance in the three months and nine months ended September 30, 2003. Operating expenses for the nine months ended September 30, 2003 were also negatively impacted by higher pension expense of about $3.7 million, arising out of the change in certain defined benefit plan pension assumptions year-over-year.

Interest expense totaled $4.7 million and $14.6 million for the three months and nine months ended September 30, 2003, respectively, compared to $5.4 million and $16.5 million for the prior year comparable periods. The decrease in interest expense during the periods resulted from both lower long-term debt levels and lower interest rates.

The effective income tax rates were 36.3% and 35.6% for the three months ended September 30, 2003 and September 30, 2002, respectively, and 36.6% and 35.5% for the nine months ended September 30, 2003 and September 30, 2002, respectively. The effective income tax rates for the three months and nine months ended September 30, 2003 were adversely impacted by higher provisions for state and local income taxes compared to the prior year periods.

Net earnings per common share for basic and diluted were $0.35 and $0.34 for the three months ended September 30, 2003, respectively, compared with $0.44 and $0.44 for the same period last year, respectively. For the nine months ended September 30, 2003 and September 30, 2002, net earnings per common share for basic and diluted were $1.29 and $1.28, respectively, and $1.61 and $1.59, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,768,000 and 56,425,000, respectively, for the three months ended September 30, 2003, and 55,629,000 and 56,176,000, respectively, for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and September 30, 2002, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,707,000 and 56,197,000, respectively, and 55,461,000 and 56,458,000, respectively.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at September 30, 2003 amounted to $27.1 million, compared with $15.1 million at December 31, 2002. During the nine months ended September 30, 2003, net cash provided by operating activities totaled $112.2 million, net cash used by investing activities totaled $30.5 million and net cash used by financing activities totaled $69.7 million.

Working capital was $668.2 million at September 30, 2003, compared with $652.1 million at December 31, 2002. The current ratio was 4.4-to-1 at September 30, 2003, compared to 4.3-to-1 at December 31, 2002.

Financing Arrangements

As of September 30, 2003, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	3.2
$303.2

To meet short-term capital and other financial requirements, the Company maintains a $550.0 million (voluntarily reduced by the Company from $630.0 million as of September 26, 2003) revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding. On September 30, 2003, there were $300.0 million in cash borrowings and $28.5 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of September 30, 2003, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At September 30, 2003, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 5.73%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported earnings.

In May 2003, the FASB issued SFAS No. 150-Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify financial instruments that are within its scope as a liability. This statement was adopted by the Company on July 1, 2003 and management does not believe it will have a material impact on the Company’s consolidated financial statements.

OUTLOOK

The Company’s order trends since the middle of August have been mixed, but are generally positive. The positive order trends in the second half of August and the first half of September moderated somewhat in late September, but the Company saw positive trends in the month of October. Consequently, the Company believes it will achieve the fourth quarter sales performance in the range anticipated.

The Company continues to address its cost structure and has elected to accelerate some manufacturing reorganization efforts it was planning to undertake in 2004 and the disposal of certain assets. While some of the expenses of closing or reorganizing these operations will be incurred and recorded in 2004, the Company plans to record in the fourth quarter non-cash fixed asset write-downs to reflect its best estimates of realizable value given its faster disposal efforts and the glut of excess manufacturing facilities on the market today. These asset write-downs and reorganizational efforts will impact fourth quarter results. As a result, the Company is currently projecting earnings per share of $0.38 to $0.42 for the fourth quarter and $1.66 to $1.70 for the full year.

Capital expenditures are forecasted at $37.0 - $42.0 million for 2003, with depreciation expense anticipated to be approximately $52.0 million. Selling, general and administrative expenses for the year are expected to be 18.00% - 18.50% of net sales. Based upon current interest rates and long-term debt outstanding at September 30, 2003, interest expense is expected to be approximately $20.0 million for 2003.

FORWARD-LOOKING STATEMENTS

The Company herein has made forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company’s expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment and other statements containing the words “expects,” “anticipates,” “estimates,” “believes,” and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to anticipate or respond to changes in consumer taste and fashion trends; failure to achieve projected sales; business failures of large customers; distribution and manufacturing realignments and cost savings programs; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; and impairment of goodwill and other intangible assets. Other risk factors may be listed from time to time in the Company’s future public releases and SEC reports. Please refer to the Company’s Annual Report on Form 10-K for a more detailed explanation of the Company’s risk factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company’s exposure to interest rate risk consists of its floating rate revolving credit agreement. This risk is managed using interest rate swaps to fix $300.0 million of the Company’s floating rate long-term debt. Based upon the Company’s long-term debt balance at September 30, 2003, any increase in interest rates would have no impact on the Company’s net earnings.

Item 4.	Controls and Procedures

(a)	The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report.

(b)	No change in the Company’s internal control over financial reporting has occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.	Other Information

On September 19, 2003 the Company announced that Furniture Brands and Haverty Furniture Company, Inc. will end their strategic alliance relationship, formed in February 1998, as of December 31, 2003.

On October 31, 2003 the Company announced that Highland House, a division of Thomasville Furniture Industries, Inc., will cease operations at the end of 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.	Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14 (a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.	Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K was filed on July 24, 2003 announcing second quarter operating results and projections of third quarter and full year earnings per share. A Form 8-K was filed on September 11, 2003 announcing projections of third quarter and full year earnings per share. A Form 8-K was filed on October 28, 2003 announcing third quarter and first nine months of 2003 operating results, projections for fourth quarter and full year earnings per share and the commencement of a cash dividend program with an initial rate of $0.50 per common share on an annual basis.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)
By /s/ Steven W. Alstadt

Steven W. Alstadt
Controller and
Chief Accounting Officer

Date:    November 12, 2003