Form 10-K
period 2003-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2004-03-15
CIK 50957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

        (Mark one)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003 or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________________to__________________

        Commission file number I-91

               Furniture Brands International, Inc.
(Exact Name of registrant as specified in its charter)

Delaware	43-0337683
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 South Hanley Road, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(314) 863-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Name of each exchange on
Title of each class	which registered
Common Stock - $1.00 Stated Value	New York Stock Exchange
with Preferred Stock Purchase Rights

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes     X       No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    X        No

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $1,447,932,839.

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

56,442,316 shares as of February 29, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders on April 29, 2004....................................................... Part III

PART I

Item 1.     Business

(a)    General Development of Business

On April 16, 2003, the Company announced the appointment of Thomas G. Tilley, Jr. as President and Chief Executive Officer of Thomasville Furniture Industries, Inc., a subsidiary of the Company.

On September 19, 2003, the Company announced that the Company and Haverty Furniture Companies, Inc. would end their strategic alliance relationship, formed in February 1998, as of December 31, 2003.

On October 31, 2003, the Company announced that Highland House, a division of Thomasville Furniture Industries, Inc., would cease operations at the end of 2003.

On November 4, 2003, the Company announced that it would strongly oppose the efforts of a group of furniture manufacturers to have tariffs imposed on residential bedroom furniture imported from China.

On February 10, 2004, the Company announced the election of John T. (Tom) Foy as President and Chief Operating Officer of the Company.

On February 13, 2004, the Company announced the appointment of Randall C. (Randy) Spak as President and Chief Executive Officer of Lane Furniture Industries, Inc., a subsidiary of the Company.

(c)    Narrative Description of Business

The Company, one of the largest manufacturers of residential furniture in the United States, markets its products through its four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc.

PRODUCTS

The Company manufactures and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and (v) accessories. The Company’s brand name positioning by price and product category is shown below.

UPHOLSTERY
PRICE				RECLINER/
CATEGORY	CASE GOODS	OCCASIONAL	STATIONARY	MOTION	ACCESSORIES

PREMIUM	Henredon	Henredon	Henredon		Maitland-Smith
	Drexel Heritage	Drexel Heritage	Drexel Heritage
	Maitland-Smith	Maitland-Smith	Maitland-Smith
	Hickory Chair	Hickory Chair	Hickory Chair
Pearson

BEST	Thomasville	Thomasville	Thomasville	Thomasville
	Drexel Heritage	Drexel Heritage	Drexel Heritage
	Broyhill	Broyhill	HBF
	HBF		Broyhill

BETTER	Drexel Heritage	Drexel Heritage	Drexel Heritage	Lane
	Lane	Lane	Lane	Broyhill
	Broyhill	Broyhill	Broyhill

GOOD	Broyhill	Broyhill	Broyhill	Lane
Broyhill

PROMOTIONAL	Founders
Vignettes

RTA	Creative
Interiors

BROYHILL FURNITURE INDUSTRIES

Broyhill produces collections of medium-priced bedroom, dining room and living area furniture aimed at middle-income consumers. Broyhill’s wood furniture offerings consist of bedroom, dining room and living room furniture, occasional tables, accent items, free-standing home entertainment centers and home office furniture. Upholstered products include sofas, sleep sofas, loveseats, sectionals, chairs, and fully reclining furniture all offered in a variety of fabrics and leathers. Broyhill’s residential furniture divisions produce a wide range of furnishings in country, traditional, European, contemporary and lifestyle designs.

The widely recognized Broyhill trademarks include Broyhill and Broyhill Indulgence. The flagship Broyhill product line concentrates on bedroom, dining room, upholstered and occasional furniture designed for the “good” and “better” price categories. The Broyhill Indulgence product line enjoys an excellent reputation for highly styled, case goods collections in the “best” price category.

LANE FURNITURE INDUSTRIES

Lane manufactures and markets a broad range of high quality furniture targeting the “good” and “better” price categories. Lane targets niche markets with its three operating divisions, which participate in such segments of the residential furniture market as reclining chairs and motion furniture, cedar chests and wicker and rattan.

Lane’s upholstery division manufactures and markets reclining chairs and motion furniture in the “good” and “better” price categories under the Lane brand name. Motion furniture consists of sofas and loveseats with recliner-style moving parts and comfort features. Other upholstered furniture consists of wall saver recliners, pad-over chaise recliners, hi-leg recliners, sleep sofas and motion sectionals. Royal Development Company, a division of Lane, designs and manufactures the mechanisms used in Lane’s reclining furniture products. The Lane Leather collection represents an important source of growth for Lane’s upholstery division, as leather is the fastest-growing category in upholstered furniture. The collection, priced in the “better” category comes in three styles — American ranch, American traditional and urban contemporary. Lane has also recently introduced a stationary line of upholstered furniture which is enjoying good success.

Lane’s wood furniture division markets cedar chests, living room, bedroom and dining room furniture, wall systems, desks, console tables and mirrors and other occasional wood pieces. Sold under the Lane brand name, the case goods collections and individual products are sold in the “good” and “better” price categories.

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

THOMASVILLE FURNITURE INDUSTRIES

Thomasville manufactures and markets wood furniture, upholstered products and promotional/RTA furniture. Thomasville markets its products primarily under the Thomasville brand name, and has several other divisions which market products under separate brands. Thomasville offers an assortment of upholstery and wood furniture under one brand name that targets the “best” price category. Upholstery is primarily marketed in three major styles: traditional, American traditional/country and casual/lifestyle contemporary. Upholstery style is determined by both frame style and fabric or leather selection. Thomasville's frame assortment allows the consumer to select from a wide variety of different styles within the general style categories, and as much as 45% of the Thomasville fabric and leather offering changes in a 12 month period, insuring that the latest colors and textures are available. Wood furniture is primarily marketed in four major styles: American traditional/country, 18th century, European traditional and casual contemporary.

Pearson has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, loveseats, chairs and ottomans for over 50 years. Pearson furniture sells in the “premium” price category and is distributed to high-end furniture stores and interior designers.

HBF manufactures and sells a line of office furniture, including chairs, tables, conference tables, desks and credenzas, in the upper-middle price range.

Founders offers assembled bedroom sets, bookcases and home entertainment centers under the Founders and Vignettes brand names to a variety of retailers for sale to consumer end-users and certain contract customers. Creative Interiors markets RTA (ready-to-assemble) furniture such as home entertainment centers, bookcases, bedroom and kitchen/utility furniture and computer desks under the Creative Interiors brand name.

HDM FURNITURE INDUSTRIES

HDM Furniture Industries has three operating subsidiaries: Henredon Furniture Industries, Inc., Drexel Heritage Furniture Industries, Inc. and Maitland-Smith Furniture Industries, Inc.

Henredon manufactures and markets bedroom, dining room, occasional and upholstered furniture in the premium price category. Henredon markets its furniture in 14 collections and is the furniture licensee for the Ralph Lauren Home Collection and Historic Natchez. Henredon is an industry style and fashion leader and provides the consumer with unique and distinct products ranging from contemporary to traditional. An agreement was signed in 2003 to launch the Barbara Barry brand.

Hickory Chair, an operating division of Henredon, manufactures and markets traditional styles of upholstered furniture, dining room collections and occasional tables in the “best” and “premium” price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington’s home. In October 2000, Hickory Chair introduced its Thomas O'Brien collection, which includes upholstery, chairs, tables, beds and cabinetry in O'Brien’s acclaimed “warm modernist” style.

Drexel Heritage launched its new tri-branding strategy in 2002, marketing case goods and upholstered furniture under three distinct brands: Heritage, Drexel and dh. The price categories range from “mid to upper premium,” targeting female consumers from 27-year-olds to 50-plus, with beautifully made and designed products. Furniture styles range from French and European traditional to contemporary and transitional. Drexel Heritage also manufactures and markets a line of sophisticated and elegant upholstery and case goods under the Lillian August brand and produces furniture for the hospitality and government markets. Drexel currently produces approximately 25 collections with four to six new collections offered each year.

Maitland-Smith is a leading designer and manufacturer of “best” and “premium” hand crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials, including distinctive leather, fancy faced veneer, stone and hand-painted metal. Maitland-Smith markets under the Maitland-Smith and LaBarge brand names. The Maitland-Smith brand is inspired by designs from the master craftsmen of 17th, 18th and 19th century England. The LaBarge brand name emphasizes Continental European design in mirrors and occasional furniture.

DISTRIBUTION

The Company’s strategy of targeting diverse distribution channels such as furniture centers, independent dealers, national and local chain stores, department stores, specialty stores and decorator showrooms is supported by dedicated sales forces covering each of these distribution channels. The Company continues to explore opportunities to expand international sales and to distribute through non-traditional channels such as wholesale clubs and catalog retailers.

The Company’s breadth of product and national scope of distribution enable it to effectively service national retailers such as J.C. Penney and key regional retailers such as Havertys, Raymour & Flanigan, Bloomingdale’s, Marshall Field, Dillard’s, Breuner’s and Kittle’s. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery programs and the network of independent dealer-owned dedicated retail locations, such as Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores. The Company primarily distributes its products through a diverse network of independently owned retail locations, which includes 190 freestanding stores, 990 galleries and 704 furniture centers.

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

Thomasville Home Furnishings Stores, Drexel Heritage Home Inspiration Stores, Lane Home Furnishings Stores and Broyhill Home Collections Stores are retail locations that exclusively feature Thomasville, Drexel Heritage, Lane and Broyhill furniture, respectively.

The Company believes distributing its products The Company believes distributing its products through dedicated, single-branded stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

Showrooms for the national furniture market are located in Thomasville and High Point, North Carolina and for regional markets in Atlanta, Georgia; Chicago, Illinois; San Francisco, California; and Tupelo, Mississippi.

BROYHILL FURNITURE INDUSTRIES

One of Broyhill’s principal distribution channels is the Broyhill Showcase Gallery program. This program, started in 1983, involves 264 domestic and international participating dealer locations. Each dealer in the Broyhill Showcase Gallery program owns the gallery and the Broyhill furniture inventory. The program incorporates a core merchandise program, advertising material support, in-store merchandising events and educational opportunities for the retail store sales and management personnel. A Broyhill Showcase Gallery consists of a minimum of 7,500 square feet of dedicated display space. Furniture is displayed in complete and fully accessorized room settings instead of as individual pieces.

Introduced in 2001 as a dedicated distribution retail concept, 41 Broyhill Furniture Showplaces are owned and operated by retail dealers who commit a minimum of 10,000 square feet of display space to Broyhill products. This program also offers extensive merchandising and marketing support.

In 2003, Broyhill opened the first two Broyhill Home Collections Stores, which are owned and operated by retail dealers who commit a minimum of 15,000 square feet of display space to Broyhill products in a single-branded store environment. This program also offers extensive merchandising and marketing support.

For the retailer that is currently not a participant in the Gallery, Showplace or Home Collections Store programs, Broyhill offers the Broyhill Furniture Center Program. This concept, initiated in 1987, is designed to strengthen Broyhill’s relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. The 704 participating retailers in the Broyhill Furniture Center Program commit to a minimum of at least 2,500 square feet devoted exclusively to Broyhill products arranged in gallery-type room settings. This program includes additional marketing, design and advertising assistance. The Company seeks to develop these relationships so that some of these retailers may eventually become participants in the Broyhill Showcase Gallery, Broyhill Furniture Showplace or Broyhill Home Collections Store programs.

LANE FURNITURE INDUSTRIES

Lane distributes its products nationally and internationally through a well-established network of approximately 16,000 retail locations. A diverse distribution network is utilized in keeping with Lane’s strategy of supplying customers with highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Havertys and Art Van, and department store companies such as J.C. Penney, May Department Stores, Federated Department Stores and Dillard's Department Stores.

Lane has established specialty gallery programs with 439 participating dealers. This includes 356 dealer-owned Comfort Showcase Galleries and 71 Comfort Furnishings Galleries established by Lane’s Upholstery division. These galleries average approximately 4,200 square feet of retail space specifically dedicated to the display, promotion and sale of Lane upholstery and wood products. Lane is developing its own single-branded stores program through independent retailers to complement but not compete with their existing distribution networks. Lane currently has 4 such stores.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville products are offered at 535 independently-owned and four Company-owned retail locations, including 151 Thomasville Galleries, 144 Thomasville Home Furnishings Stores and 244 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings Store opened in 1988. The typical Thomasville Home Furnishings Store is a 13,000 square foot, independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

Pearson distributes its products primarily through premium-quality dealers and the interior design trade. The Founders division sells promotional furniture to a variety of retailers for sale to consumer end-users and certain contract customers. Promotional furniture is sold to retail chains such as Badcock, Value City, as well as independent furniture stores. Promotional furniture is also sold in the hospitality and health care markets of Thomasville’s contract business. The Creative Interiors division sells RTA furniture to customers which include national chains such as Target and Wal-Mart, catalog showrooms, discount mass merchandisers, warehouse clubs and home furnishings retailers.

HDM FURNITURE INDUSTRIES

Henredon distributes its products through a network of approximately 450 fine furniture dealers, department stores and wholesale showrooms in this country and abroad. The Ralph Lauren Home Collection is also distributed through Polo Ralph Lauren retail stores. The typical Henredon display is 3,000 to 8,000 square feet. Henredon dealers include Louis Shanks of Texas, Gabberts, Kittles, Boyles, Robb & Stucky, Baer’s, Treasures, Marshall Field, Rich’s, Lazarus, Macy’s West and Dillard’s. Hickory Chair distributes through premium-quality dealers including 22 gallery locations as well as through Henredon’s Interior Design showrooms. Henredon opened its first independently owned stores in 2003 and plans to expand this channel of distribution over the next 3 years. Henredon also opened two new wholesale showrooms during 2003 in New York and Chicago and now operates 8 wholesale to the trade showrooms.

Drexel Heritage products are offered at 510 independently owned retail locations, including 69 Drexel Heritage galleries, 38 dedicated Drexel Heritage Home Inspiration stores and 403 authorized dealers. Drexel Heritage galleries have an average of 6,500 square feet of dedicated space. The typical Drexel Heritage Home Inspiration store is a 14,600 square foot independently owned store offering a broad range of Drexel Heritage products, presented in a home-like setting by a salesperson or design consultant.

Maitland-Smith distributes its products nationally and internationally through a well-established network of high-end retail furniture stores, designer showrooms, antique dealers and specialty gift stores. The dealers are selected to preserve and enhance the prestige and reputation of the Maitland-Smith brand name.

MARKETING AND ADVERTISING

Advertising is used to increase consumer awareness of the Company’s brand names and is targeted to specific consumer segments through national and regional television as well as leading shelter and other popular magazines such as Better Homes and Gardens, People and Good Housekeeping. Each operating company uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. Each operating company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each operating company’s toll-free telephone number. Extensive use of Internet web-based technology for customer and consumer awareness and service is also used by each operating company.

BROYHILL FURNITURE INDUSTRIES

Broyhill’s advertising programs focus on translating its strong consumer awareness into increased sales. Broyhill’s current marketing strategy features a national print advertising program and traditional promotional programs such as furniture “giveaways” on television game shows and dealer-based promotions such as product mailings, local television, newspaper and brochures. The national print advertising program, which consists of multi-page layouts, is designed to appeal to the consumer’s desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Better Homes and Gardens which appeal to Broyhill’s consumer base. Game show promotions, a long-standing Broyhill tradition, include popular programs such as Wheel of Fortune and The Price is Right. An extensive public relations campaign also exposes Broyhill products in leading magazine and newspaper editorial features.

LANE FURNITURE INDUSTRIES

Lane’s marketing approach reflects the diversity of its various divisions and product lines. Lane employs an integrated marketing/advertising strategy in which it coordinates magazine, newspaper, circular and television advertising with other marketing programs to promote a single product. Each of the Lane divisions advertises extensively in trade and consumer publications targeting various niche markets.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville’s current advertising appears on national network and cable television during peak promotional periods. The campaign emphasizes Thomasville fashion and quality leadership through the use of dramatic commercials featuring individual, high quality wood and upholstery pieces. National cable networks include A&E, The Discovery Channel, CNN, CNN Headline News, The Weather Channel, TNN, The Travel Channel, TBS and Entertainment Network.

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

Thomasville’s other divisions (Pearson, Founders and Creative Interiors) use or participate in various advertising publications throughout the year.

HDM FURNITURE INDUSTRIES

Henredon’s national advertising is focused in magazines such as Architectural Digest and House & Garden. Henredon produces full color catalogs in support of each collection and maintains a web site which provides the consumer the opportunity to view all current collections, order catalogs and locate dealers in their local trading areas.

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

Maitland-Smith has chosen to do little advertising over the years. This approach has created an aura of mystique around the brand that adds to its charm and has worked well within its dealer base. Promotional activities with dealers are designed to preserve and enhance Maitland-Smith’s brand name in the home furnishings industry.

MANUFACTURING

Broyhill operates 14 finished case goods and upholstery production and warehouse facilities totaling approximately 5.0 million square feet. All finished good plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

Lane operates 8 upholstery production and warehouse facilities in Mississippi and North Carolina totaling over 3.7 million square feet. Significant capital expenditures have been made to acquire technologically advanced manufacturing equipment, which has increased factory productivity as well as capacity.

Thomasville manufactures or assembles its products at 14 finished case goods and upholstery production and warehouse facilities located in North Carolina and Virginia, totaling approximately 4.8 million square feet. Each plant is specialized, manufacturing premium furniture products allowing more efficient production runs while maintaining high quality standards.

The manufacturing process for Thomasville’s Founders and Creative Interiors divisions are highly automated. Large fiberboard and particleboard sheets are machine-finished in long production runs, then stored using highly automated assembly lines. Completed goods are either assembled (Founders) or flat packed (Creative Interiors) and stored in an automated warehouse to provide quicker delivery to customers. Ninety percent of Creative Interiors products are shipped within 14 days of production.

Henredon manufactures in 5 case goods and upholstery production and warehouse facilities encompassing approximately 2.2 million square feet all located in North Carolina. Henredon is a leader in cellular manufacturing which allows for the efficient production of relatively small production runs.

Drexel Heritage operates 5 case goods and upholstery production and warehouse facilities that total approximately 1.8 million square feet. All facilities are located in western North Carolina except for an upholstery plant located in High Point, North Carolina. Each facility is specialized to manufacture premium quality furniture in a cellularized manufacturing environment.

Maitland-Smith and LaBarge products are manufactured at facilities in the Philippines and Indonesia and by selected sub-contractors located throughout Asia, Italy and Mexico. Each production facility utilizes specialized craftsmen to produce premium home furnishings products.

RAW MATERIALS AND SUPPLIERS

The raw materials used by the Company in manufacturing its products include lumber, veneers, plywood, fiberboard, particleboard, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics, leathers, metals, stone, synthetics and upholstered filling material (such as synthetic fibers, foam padding and polyurethane cushioning). The various types of wood used in the Company’s products include cherry, oak, maple, pine and pecan, which are purchased domestically, and mahogany, which is purchased abroad. Fabrics, leathers and other raw materials are purchased both domestically and abroad. Management believes that its supply sources for those materials are adequate.

The Company has an agreement with Furniture Brands Import Services Organization (formerly Outlook International, Ltd.) which is the exclusive representative for the Company for the manufacture of products in the Far East. Furniture Brands Import Services, an independently owned company, provides sourcing assistance, product quality control and other import-related services to the Company.

The Company has strategic alliances with several foreign manufacturers whereby the operating companies have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers’ capacity, subject to quality control and delivery standards. While an alliance represents a significant portion of the foreign manufacturers’ operations, no one foreign manufacturer represents a material portion of the Company’s consolidated import requirements.

The Company has no long-term supply contracts and has experienced no significant problems in supplying its operations. Although the Company has strategically selected suppliers of raw materials, the Company believes that there are a number of other sources available, contributing to its ability to obtain competitive pricing for raw materials. Raw materials prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on the Company’s profit margins for its products.

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

ENVIRONMENTAL MATTERS

The Company is subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act (“Superfund”). Certain of the Company’s operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, the Company closely monitors environmental performance at all of its facilities. The Company believes it is in substantial compliance with all environmental laws. While the Company may be required to make capital investments at some of its facilities to ensure compliance, the Company believes it will continue to meet all applicable requirements in a timely fashion and that the cost required to meet these requirements will not materially affect its financial condition or its results of operations.

The Company has been identified as a potentially responsible party (“PRP”) at a number of superfund sites. The Company believes that its liability with respect to most of the sites is de minimis, and the Company is entitled to indemnification by others with respect to liability at certain sites. The Company believes that any liability as a PRP with regard to the superfund sites will not have a material adverse effect on its financial condition or results of operations.

COMPETITION

The residential furniture manufacturing industry is highly competitive. The Company’s products compete with products made by a number of furniture manufacturers, including La-Z-Boy Incorporated, Ethan Allen Interiors, Inc. and Ashley Furniture Industries, Inc., as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

EMPLOYEES

As of December 31, 2003, the Company employed approximately 20,250 people. None of the Company’s employees is represented by a union.

BACKLOG

The combined backlog of the Company’s operating companies as of December 31, 2003 aggregated approximately $312 million compared to approximately $284 million as of December 31, 2002.

RISK FACTORS

The Company’s operating results are subject to quarterly and annual fluctuations as a result of a number of factors. Such factors include:

An economic downturn could result in a decrease in the Company’s sales and earnings.

The residential furniture industry has historically been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Such events would also impact retailers, the Company’s primary customers, resulting in a decrease in sales and earnings.

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

Failure to achieve the Company’s projected mix of product sales could result in a decrease in its future sales and earnings.

Some of the Company’s products are sold for a higher profit than other of its products. An increase in the sales of lower profit products at the expense of the sales of higher profit products could result in a decrease in earnings.

Business failures of large customers could result in a decrease in the Company’s future sales and earnings.

Although the Company has no customers who individually represent 10% or more of its total annual sales, the possibility of business failures of large customers could result in a decrease in its future sales and earnings in that these sales are difficult to replace.

Distribution realignments and cost savings programs can result in a decrease in the Company’s near-term sales and earnings.

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

Manufacturing realignments could result in a decrease in the Company’s near-term earnings.

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

Increased reliance on offshore (import) sourcing of various products could adversely affect the Company’s ability to service customers which could result in a decrease in sales.

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

Fluctuations in the price, availability and quality of raw  materials could cause delay which could result in a decrease in the Company’s sales and increase costs which would result in a decrease in earnings.

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

Future acquisitions and investment could result in dilution to earnings per share and a decrease in the valuation of the Company’s common stock.

As part of the Company’s business strategy, it has made and expects to continue to make acquisitions and investments in businesses that offer complementary products. Risks commonly encountered in acquisitions include the possibility that the Company pays more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business and the distraction of management from ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisition.

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

Certain anti-takeover provisions and preferred stock could result in a decrease in a potential acquirer’s valuation of the Company’s common stock.

Certain provisions of the Company’s Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such change in control would be beneficial to stockholders. Also, the Certificate of Incorporation allows the Company to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire the Company.

INTERNET ACCESS

Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company’s Internet web site as soon as reasonably practicable after electronically filed with, or furnished to, the Securities & Exchange Commission. The Company’s website can be accessed at www.furniturebrands.com.

ITEM 2.    Properties

The Company owns or leases the following principal plants, offices and warehouses.

Division/Location	Type of Facility	Floor Space	Owned or Leased
		(sq.ft.)

Furniture Brands:
St. Louis, MO	Headquarters	26,800	Leased

Broyhill:
Lenoir, NC	Headquarters	136,000	Owned
Lenoir, NC	Case goods plant/warehouse	312,632	Owned
Lenoir, NC	Case goods plant/warehouse	628,000	Owned
Lenoir, NC	Case goods plant/warehouse	419,000	Owned
Lenoir, NC	Case goods plant/warehouse	390,020	Owned/Leased
Conover, NC	Case goods plant/warehouse	316,542	Owned
Lenoir, NC	Case goods plant/warehouse	772,757	Owned
Rutherfordton, NC	Upholstery plant/warehouse	433,597	Owned
Lenoir, NC	Upholstery plant/warehouse	252,380	Owned
Taylorsville, NC	Upholstery plant/warehouse	212,754	Owned
Rutherfordton, NC	Warehouse	575,656	Owned
Lenoir, NC	Warehouse	96,000	Owned
Lenoir, NC	Warehouse	252,250	Leased
Lenoir, NC	Warehouse	205,964	Leased
Chino, CA	Warehouse	79,456	Leased

Drexel Heritage:
Marion, NC	Case goods plant	501,133	Owned
Hildebran, NC	Case goods plant	360,710	Owned

Division/Location	Type of Facility	Floor Space	Owned or Leased
		(sq.ft.)

Morganton, NC	Upholstery plant	144,869	Owned
High Point, NC	Upholstery plant	280,650	Owned
Morganton, NC	Warehouse/offices	513,800	Owned
High Point, NC	Headquarters/showroom	100,000	Owned

Henredon:
Morganton, NC	Headquarters/
	casegoods plant/warehouse	898,690	Owned
Spruce Pine, NC	Case goods plant/warehouse	553,180	Owned
High Point, NC	Upholstery plant	125,803	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Hickory, NC	Upholstery plant/warehouse	519,011	Owned

Lane:
Tupelo, MS	Headquarters/
	upholstery plant/warehouse	715,951	Owned
Saltillo, MS	Upholstery plant/warehouse	825,328	Owned
Verona, MS	Upholstery plant/warehouse	413,000	Owned
Pontotoc, MS	Upholstery plant/warehouse	358,652	Owned
Wren, MS	Warehouse	494,813	Leased
High Point, NC	Plant	187,162	Owned
Conover, NC	Upholstery plant	351,015	Owned
Conover, NC	Upholstery plant/warehouse	347,500	Owned

Maitland-Smith:
High Point, NC	Headquarters/warehouse	220,000	Leased
Cebu, Philippines	Case goods plant	398,377	Owned
Semarang, Indonesia	Plant/warehouse	128,925	Leased

Thomasville:
Thomasville, NC	Headquarters/ Showroom	256,000	Owned
Thomasville, NC	Case goods plant/warehouse	373,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Thomasville, NC	Case goods plant	309,850	Owned
Lenoir, NC	Case goods plant/warehouse	828,000	Owned
Statesville, NC	Upholstery plant	158,600	Owned
Troutman, NC	Upholstery plant	238,200	Owned
Conover, NC	Upholstery plant	123,200	Owned
Hickory, NC	Upholstery plant	58,700	Owned
Hickory, NC	Upholstery plant/warehouse	209,800	Leased
Thomasville, NC	Warehouse	731,000	Owned
Appomattox, VA	Case goods plant/warehouse	829,800	Owned
Carysbrook, VA	Case goods plant	189,000	Owned
Hickory, NC	Case goods/upholstery plant/warehouse	211,391	Owned
High Point, NC	Upholstery plant/warehouse	178,500	Owned

The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing revenue bonds. The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company’s facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were utilized during 2003 at a moderate level of productive capacity and believes that in conjunction with its import capabilities the Company’s facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

The Company is also subject to regulation regarding environmental matters, and is a party to certain actions related thereto. For information regarding environmental matters, see “Item 1. Business - Environmental Matters.”

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 29, 2004, there were approximately 1,800 holders of record of Common Stock.

Shares of the Company’s Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company’s Common Stock on the New York Stock Exchange is included in Note 14 to the consolidated financial statements of the Company.

The Company began paying cash dividends on its Common Stock during the fourth quarter of 2003. The current rate is $0.125 per share per quarter. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated herein by reference: “Consolidated Statement of Cash Flows” and “Quarterly Financial Information (Note 14)” in Item 8. Financial Statements and Supplementary Data.

Item 6.    Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

(Dollars in thousands
except per share data)	Year Ended December 31,
	2003	2002	2001	2000	1999
Summary of operations:
Net sales	$2,367,738	$2,397,709	$1,891,313	$2,116,239	$2,088,112
Gross profit	614,776	633,558	466,794	546,859	550,312
Interest expense	19,384	21,732	21,984	36,389	37,577
Earnings before income tax
expense and extraordinary item	149,224	184,424	87,694	165,997	176,764
Income tax expense	54,651	65,593	29,664	57,574	64,854
Earnings before extraordinary item	94,573	118,831	58,030	108,423	111,910
Extraordinary item	--	--	--	(2,522)	--
Net earnings	$94,573	$118,831	$58,030	$105,901	$111,910

Per share of common stock
- diluted:
Earnings before extraordinary item	$1.68	$2.11	$1.13	$2.15	$2.14
Extraordinary item	--	--	--	(0.05)	--
Net earnings	$1.68	$2.11	$1.13	$2.10	$2.14

Weighted average common shares
- diluted (in thousands)	56,256	56,387	51,325	50,443	52,335

Other information:
Working capital	$703,233	$652,095	$603,420	$548,463	$518,036
Property, plant and equipment, net	310,563	333,371	321,640	303,235	297,746
Capital expenditures	41,451	50,214	22,991	53,310	48,951
Total assets	1,578,259	1,567,402	1,503,489	1,304,838	1,288,834
Long-term debt	303,200	374,800	454,400	462,000	535,100
Shareholders’ equity	$966,902	$869,515	$759,659	$583,905	$474,197

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

        Furniture Brands International, Inc. (the “Company”) is one of the largest home (residential) furniture manufacturers in the United States. The Company markets its products through four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc.; and HDM Furniture Industries, Inc. The Company manufactures, sources (i.e., imports) and distributes (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and (v) accessories.

        The Company sells its products through diverse distribution channels consisting of independent furniture dealers, national and local chain stores, department stores, specialty stores and decorator showrooms. In recent years, the Company has focused its distribution growth on single-branded, dedicated furniture centers, galleries and stores, taking advantage of its strong brand names and breadth of product. Most recently, the Company has announced its long-term strategy is to focus more heavily on single-branded stores, both independently and Company-owned.

        To gain access to the premium price point segment of the home furniture market in the United States, on December 28, 2001, the Company acquired substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith (collectively HDM Furniture Industries, Inc.). The purchase price of the acquisition was $287.6 million, consisting of $177.0 million in cash and 4.0 million shares of the Company’s common stock. The acquisition established the Company as the residential furniture industry’s only full-line resource in all middle and upper price categories.

        During the past three years, the residential furniture market in the United States has been negatively impacted by the general economic slowdown, as well as a structural shift to offshore sourcing (primarily to Asia, but also to other countries with comparatively low labor costs) of various products — particularly case goods (wood furniture). As a result, domestic manufacturing capacity utilization has been trending down, hurting the operating profitability of many companies in the industry.

        In reaction to this change in sourcing activity, the Company has been implementing a plan to reduce its domestic case goods manufacturing capacity. This plan has included the closing of 21 manufacturing facilities. In 2003, pretax restructuring and impairment charges of $17.8 million were recorded, consisting of $7.1 million charged to cost of operations and $10.7 million charged to selling, general and administrative expenses. Pretax restructuring and impairment charges of $26.4 million were recorded in 2001, consisting of $5.9 million charged to cost of operations and $20.5 million charged to selling, general and administrative expenses. The Company believes it has completed the bulk of its domestic manufacturing reorganization efforts.

        To take advantage of its strong brand names and overall breadth of product, the Company has initiated a store development program in order to gain better control and to accelerate the growth rate of its retail distribution. This program will expand the number of stores dedicated to selling exclusively the Company’s brands. Currently, there are 191 dedicated stores, four of which are owned by the Company, with a long-term goal of over four hundred stores, many of which may be owned by the Company.

Results of Operations

As an aid to understanding the Company's results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 2003, 2002, and 2001.

(Dollars in millions)	Year Ended December 31,
2003	2002	2001
		% of		% of		% of
	Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales
Net sales	$2,367.7	100.0%	$2,397.7	100.0%	$1,891.3	100.0%
Cost of operations	1,711.4	72.3	1,721.7	71.8	1,387.6	73.4
Selling, general and
administrative
expenses	440.3	18.6	424.3	17.7	348.8	18.5
Depreciation and
amortization	50.9	2.1	49.3	2.1	55.8	2.9

Earnings from operations	165.1	7.0	202.4	8.4	99.1	5.2
Interest expense	19.4	0.8	21.7	0.9	22.0	1.2
Other income, net	3.5	0.1	3.7	0.2	10.6	0.6

Earnings before income tax
expense	149.2	6.3	184.4	7.7	87.7	4.6
Income tax expense	54.6	2.3	65.6	2.7	29.7	1.5

Net earnings	$94.6	4.0%	$118.8	5.0%	$58.0	3.1%

Earnings per common share - diluted	$1.68	--	$2.11	--	$1.13	--

Gross profit 1	$614.8	26.0%	$633.6	26.4%	$466.8	24.7%

[1]	The Company believes that gross profit provides useful information regarding a company’s financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

(Dollars in millions)	Year Ended December 31,
	2003	2002	2001
Net sales	$2,367.7	$2,397.7	$1,891.3
Cost of operations	1,711.4	1,721.7	1,387.6
Depreciation (associated with cost of goods sold)	41.5	42.4	36.9

Gross profit	$614.8	$633.6	$466.8

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net sales for 2003 were $2,367.7 million compared to $2,397.7 million in 2002, a decrease of $30.0 million or 1.2%. 2003 was the third consecutive difficult year for the residential furniture industry primarily due to weak consumer demand for furniture — particularly at the upper-end price points. However, positive comparisons were achieved during the latter part of the year as consumers reacted favorably to better economic conditions and financial markets.

        Cost of operations for 2003 was $1,711.4 million compared to $1,721.7 million in 2002. Cost of operations as a percentage of net sales increased from 71.8% for 2002 to 72.3% for 2003. The increase in cost of operations as a percentage of net sales was due to $7.1 million of restructuring charges in 2003 as well as the residual effects of lowering domestic manufacturing capacity to meet sourcing requirements.

        Selling, general and administrative expenses increased to $440.3 million in 2003 from $424.3 million in 2002. As a percentage of net sales, these expenses increased from 17.7% in 2002 to 18.6% in 2003. The increase was due to $10.7 million in asset impairment and restructuring costs recorded in 2003. Other major expense increases included pensions (due primarily to actuarial assumption changes) and advertising (to promote the Company’s various brands).

        Interest expense for 2003 totaled $19.4 million compared to $21.7 million in 2002. The decrease in interest expense reflects the Company’s long-term debt reduction program and lower interest rates.

        Other income, net for 2003 totaled $3.5 million compared to $3.7 million for 2002. For 2003, other income consisted of interest on short-term investments of $0.7 million and other miscellaneous income and expense items totaling $2.8 million.

        Income tax expense for 2003 totaled $54.6 million, producing an effective tax rate of 36.6% compared with an effective tax rate of 35.6% for 2002. The increase in the effective tax rate for 2003 was the result of reduced state income tax credits derived from certain industrial revenue bonds, which the Company is repaying according to established amortization schedules.

        Earnings per common share on a diluted basis were $1.68 and $2.11 for 2003 and 2002, respectively. Weighted average shares used in the calculation of earnings per common share on a diluted basis were 56,255,788 in 2003 and 56,386,827 in 2002, respectively. The reduction in average shares was due to the impact of stock options using the treasury method of calculation. No stock repurchases occurred in 2003 or 2002.

        Gross profit for 2003 was $614.8 million compared with $633.6 million for 2002, a decrease of 3.0%. The decrease in gross profit margin from 26.4% in 2002 to 26.0% in 2003 was primarily due to asset impairment and restructuring costs previously discussed.

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

        Cost of operations for 2002 was $1,721.7 million compared to $1,387.6 million in 2001. The large increase was the result of the Company’s acquisition of HDM. Cost of operations as a percentage of net sales decreased from 73.4% for 2001 to 71.8% for 2002. This decrease was the result of increased plant utilization arising from the sales volume increase, the favorable impact from the 2001 restructuring activities and an increase in sourcing of lower cost imported products.

        Selling, general and administrative expenses increased to $424.3 million in 2002 from $348.8 million in 2001. The large increase was the result of the Company’s acquisition of HDM. Included in 2001 was an asset impairment charge of $18.0 million. As a percentage of net sales, selling, general and administrative expenses (excluding the asset impairment charges) rose modestly from 17.5% in 2001 to 17.7% in 2002.

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

        Interest expense for 2002 totaled $21.7 million compared to $22.0 million in 2001. The decrease in interest expense reflects the Company’s debt reduction program and lower interest rates, partially offset by increased indebtedness due to the acquisition of HDM.

        Other income, net for 2002 totaled $3.7 million compared to $10.6 million for 2001. For 2002, other income consisted of interest on short-term investments of $1.2 million and other miscellaneous income and expense items totaling $2.5 million. Other income, net in 2001 included non-operating income of $8.0 million related to the sale of the Company’s investment in a company which leases exhibition space to furniture and accessory manufacturers, partially offset by additions to reserves related to certain discontinued operations.

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

        Earnings per common share on a diluted basis were $2.11 and $1.13 for 2002 and 2001, respectively. Weighted average shares used in the calculation of earnings per common share on a basic and diluted basis were 55,507,000 and 56,387,000 in 2002, respectively, and 50,357,000 and 51,325,000 in 2001, respectively.

        Gross profit for 2002 was $633.6 million compared with $466.8 million for 2001, an increase of 35.7%. The increase resulted primarily from the acquisition of HDM. The increase in gross profit margin from 24.7% in 2001 to 26.4% in 2002 was primarily due to increased plant utilization arising from the sales volume increase, the favorable impact from the 2001 restructuring activities, and an increase in sourcing of lower cost imported products. In addition, the high-end products produced by the HDM companies typically generate higher gross margins.

Financial Condition and Liquidity

Liquidity

        Cash and cash equivalents at December 31, 2003 totaled $71.7 million compared to $15.1 million at December 31, 2002. For 2003, net cash provided by operating activities totaled $172.5 million. Net cash used by investing activities totaled $39.0 million. Net cash used by financing activities totaled $76.9 million. The increase in cash and cash equivalents at the end of 2003 came from the Company’s completion of its deleveraging program. During the second half of 2003, the Company began accumulating cash and investing it in short-term institutional money market funds.

        Working capital was $703.2 million at December 31, 2003 compared to $652.1 million at December 31, 2002. The current ratio was 4.8-to-1 at December 31, 2003 compared to 4.3-to-1 at December 31, 2002. The increase in working capital between years resulted from the increase in cash and cash equivalents.

        At December 31, 2003, long-term debt totaled $303.2 million compared to $374.8 million at December 31, 2002. The decrease in indebtedness was funded by cash flow from operations. The Company’s debt-to-capitalization ratio was 23.9% at December 31, 2003 compared to 30.1% at December 31, 2002. As noted above, the Company has completed its deleveraging program except for required amortization of certain industrial revenue bonds.

Financing Arrangements

        To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility (which was refinanced on December 18, 2003) allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding. On December 31, 2003, there were $300.0 million in cash borrowings and $22.4 million in letters of credit outstanding, leaving an excess of $227.6 million available under the facility for future liquidity needs.

        Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2003, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate which in conjunction with the interest rate swaps have a weighted average interest rate of 6.08%.

        The Company believes that its revolving credit facility, together with its historically strong cash generation from operations, will be adequate to meet liquidity requirements for the foreseeable future. These requirements would include normal, historical capital expenditure levels as well as the Company’s recently implemented cash dividend program. The following table summarizes the cash payments related to the Company's outstanding contractual obligations:

	Less			More
	than 1	1-3	4-5	than 5
	year	years	years	years	Total
Long-term debt obligations	$1.6	$1.6	$301.6	$--	$304.8
Operating lease obligations (net of
subleases)	24.7	31.5	22.0	38.9	117.1
Purchase obligations (1)	--	--	--	--	--
	$26.3	$33.1	$323.6	$38.9	$421.9
(1)	The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.

Other

Market Risk

        The Company is exposed to market risk from changes in interest rates. The Company’s exposure to interest rate risk consists of its floating rate revolving credit facility. This risk is managed using interest rate swaps to fix a portion of the Company’s floating rate long-term debt. Currently interest rate swaps fix the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on the Company’s net earnings.

Funded Status of the Defined Benefit Pension Plan

        As of December 31, 2003, the accumulated benefit obligation of the Company’s defined benefit pension plan exceeded the fair value of the plan's assets. As a result, the minimum pension liability increased by $2.7 million. Total minimum pension liability at December 31, 2003 was $45.1 million, $28.2 million, net of tax. The after tax charge is recorded as a component of other comprehensive income.

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

        Allowance for Doubtful Accounts-The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based upon the review of specific customer account balances and an overall aging of the accounts receivable.

        Inventories-Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for obsolescence and appropriate adjustments recorded, if necessary, to insure their value is recoverable.

        Long-lived Assets-Long-lived assets, which consist primarily of goodwill, trademarks and property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than the carrying value.

        Retirement Plans-The Company uses various assumptions to calculate retirement plan expenses and obligations. These assumptions include discount rate, expected return on plan assets and rate of compensation increases. The Company believes the assumptions used are reasonable; however, differences in actual experience or a change in assumptions would impact the calculated obligation and future expenses. For example, a 25 basis point reduction in the discount rate would increase the accumulated benefit obligation by $10.0 million and result in an additional charge (net of tax benefits) to shareholders’ equity of $6.2 million.

Recently Issued Statements of Financial Accounting Standards

        In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits (an amendment of SFAS Nos. 87, 88 and 106). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003; therefore, the required disclosures are included in the Notes to Consolidated Financial Statements.

        In December 2003, the FASB issued a revised FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The statement is effective for financial statements issued after December 31, 2003. The Company has not created any variable interest entities and the adoption of FIN 46 will have no impact on the Company’s consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148 — Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 — Accounting for Stock-Based Compensation in that it provides transition methods for entities that voluntarily change to the fair value method of accounting for stock based compensation and requires additional disclosures. The Company has adopted the disclosure provisions of SFAS No. 148.

Outlook

        Order trends in the latter part of 2003 were positive in the middle and upper-middle price categories and involved both upholstery and case goods business. While the Company remains cautious in its outlook, it appears that 2004 will begin on a positive note. With this in mind on January 28, 2004, the Company announced it expected diluted earnings per common share for the first quarter of 2004 to be in the $0.50 to $0.53 range. On February 27, 2004, the Company updated its outlook to $0.55 to $0.57. The Company will provide earnings guidance on a quarter-by-quarter basis until better visibility is achieved with respect to the full year 2004.

Forward-Looking Statements

        The Company herein has made forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company’s expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words “expects,” “anticipates,” “estimates,” “believes,” and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and manufacturing realignments and cost savings programs; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; impairment of goodwill and other intangible assets. Other risk factors may be listed from time to time in the Company’s future public releases and SEC reports. Please refer to the Company’s Annual Report on Form 10-K for a more detailed explanation of the Company’s risk factors.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Secured Credit agreement. This risk is managed using interest rate swaps to fix a portion of the Company’s floating rate long-term debt. Currently, interest rate swaps fix the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on the Company’s net earnings.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$71,668	$15,074
Receivables, less allowances of $19,378
($20,751 at December 31, 2002)	366,448	375,050
Inventories (Note 5)	414,684	432,104
Deferred income taxes	25,563	17,768
Prepaid expenses and other current assets	7,689	9,463
Total current assets	886,052	849,459
Property, plant and equipment:
Land	21,742	22,217
Buildings and improvements	251,814	245,686
Machinery and equipment	400,375	393,034
	673,931	660,937
Less accumulated depreciation	363,368	327,566
Net property, plant and equipment	310,563	333,371
Goodwill (Note 6)	183,789	184,480
Other intangible assets (Note 6)	169,671	171,008
Other assets	28,184	29,084
	$1,578,259	$1,567,402

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,584	$90,134
Accrued employee compensation	29,317	31,531
Accrued interest expense	1,992	3,018
Other accrued expenses	67,926	72,681
Total current liabilities	182,819	197,364
Long-term debt (Note 7)	303,200	374,800
Deferred income taxes	69,796	58,850
Other long-term liabilities	55,542	66,873

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares,
no par value — issued, none	--	--
Common stock, authorized 200,000,000 shares,
$1.00 stated value — issued 56,277,066
shares at December 31, 2003 and 2002(Note 8)	56,277	56,277
Paid-in capital	221,388	221,696
Retained earnings	726,932	639,334
Accumulated other comprehensive income	(31,446)	(35,917)
Treasury stock at cost
(330,409 shares at December 31, 2003 and
627,884 shares at December 31, 2002)	(6,249)	(11,875)
Total shareholders’ equity	966,902	869,515
	$1,578,259	$1,567,402

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)	Year Ended December 31,
	2003	2002	2001

Net sales	$2,367,738	$2,397,709	$1,891,313

Costs and expenses:
Cost of operations	1,711,422	1,721,714	1,387,632

Selling, general and administrative expenses	440,267	424,329	348,835

Depreciation and amortization	50,923	49,266	55,767

Earnings from operations	165,126	202,400	99,079

Interest expense	19,384	21,732	21,984

Other income, net	3,482	3,756	10,599

Earnings before income tax expense	149,224	184,424	87,694

Income tax expense (Note 9)	54,651	65,593	29,664

Net earnings	$94,573	$118,831	$58,030

Earnings per common share — basic (Note 8)	$1.70	$2.14	$1.15
Earnings per common share — diluted (Note 8)	$1.68	$2.11	$1.13

        See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$94,573	$118,831	$58,030
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	50,923	49,266	55,767
Other, net (includes gains and losses on investments)	10,352	(1,545)	6,414
(Increase) decrease in receivables	8,602	(15,557)	41,502
(Increase) decrease in inventories	17,420	(62,331)	33,070
(Increase) decrease in prepaid expenses and
intangible and other assets	4,003	(22,614)	(6,789)
Increase (decrease) in accounts payable,
accrued interest expense and other accrued expenses	(12,243)	30,204	7,224
Increase (decrease) in net deferred tax liabilities	736	16,270	(8,356)
Increase (decrease) in other long-term liabilities	(1,913)	212	(2,156)
Net cash provided by operating activities	172,453	112,736	184,706
Cash flows from investing activities:
Acquisition of business, net of cash acquired	--	--	(176,235)
Proceeds from the disposal of assets	2,495	2,924	18,197
Additions to property, plant and equipment	(41,451)	(50,214)	(22,991)
Net cash used by investing activities	(38,956)	(47,290)	(181,029)
Cash flows from financing activities:
Payments for debt issuance costs	(1,709)	--	--
Additions to long-term debt	300,000	--	140,000
Payments of long-term debt	(371,600)	(79,600)	(147,600)
Payments of cash dividends	(6,975)	--	--
Proceeds from the issuance of treasury stock	3,381	13,521	5,024
Net cash used by financing activities	(76,903)	(66,079)	(2,576)
Net increase (decrease) in cash and cash equivalents	56,594	(633)	1,101
Cash and cash equivalents at beginning of period	15,074	15,707	14,606
Cash and cash equivalents at end of period	$71,668	$15,074	$15,707
Supplemental Disclosure:
Cash payments for income taxes, net	$53,296	$36,807	$26,083
Cash payments for interest expense	$20,192	$20,673	$28,940
Issuance of common stock for acquisition	$--	$--	$110,640

        See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)	Year Ended December 31,
	2003	2002	2001
Common Stock:
Beginning balance	$56,277	$56,277	$52,277
Stock issued for acquisition of business	--	--	4,000
Ending balance	$56,277	$56,277	$56,277
Paid-In Capital:
Beginning balance	$221,696	$219,469	$118,360
Stock plans activity (Note 8)	(308)	2,227	(5,531)
Stock issued for acquisition of business	--	--	106,640
Ending balance	$221,388	$221,696	$219,469
Retained Earnings:
Beginning balance	$639,334	$520,503	$462,473
Net earnings	94,573	118,831	58,030
Cash dividends (per share: 2003 - $0.125)	(6,975)	--	--
Ending balance	$726,932	$639,334	$520,503
Accumulated Other Comprehensive Income:
Beginning balance	$(35,917)	$(5,108)	$--
Other comprehensive income	4,471	(30,809)	(5,108)
Ending balance	$(31,446)	$(35,917)	$(5,108)
Treasury Stock:
Beginning balance	$(11,875)	$(31,482)	$(49,205)
Stock plans activity (Note 8)	5,626	19,607	17,723
Ending balance	$(6,249)	$(11,875)	$(31,482)
Total Shareholders’ Equity	$966,902	$869,515	$759,659
Comprehensive Income:
Net earnings	$94,573	$118,831	$58,030
Other comprehensive income, net of tax:
Cumulative effect of adopting SFAS No. 133	--	--	2,960
Financial instruments accounted for as hedges	6,342	(3,872)	(8,068)
Minimum pension liability	(1,658)	(26,512)	--
Foreign currency translation	(213)	(425)	--
Other comprehensive income	4,471	(30,809)	(5,108)
	$99,044	$88,022	$52,922

        See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.    The Company

        Furniture Brands International, Inc. (referred to herein as the “Company”) is one of the largest home furniture manufacturers in the United States. During the year ended December 31, 2003, the Company had four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc.

        On December 28, 2001, the Company acquired through a wholly owned subsidiary — HDM Furniture Industries, Inc. - substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith. Since the acquisition occurred prior to the last business day of 2001, it was reflected in the Company’s consolidated balance sheet as of December 31, 2001; however, the Company’s consolidated results of operations for 2001 do not include any of the operations of the acquired companies.

        Substantially all of the Company’s sales are made to unaffiliated furniture retailers. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and no particular concentration of credit risk in one economic sector. Foreign operations and net sales are not material.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company’s fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal year 2003 was a 53-week year and fiscal years 2002 and 2001 were 52-week years.

Cash and Cash Equivalents

        The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for obsolescence and appropriate adjustments recorded, if necessary, to insure their value is recoverable.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost when acquired. Depreciation is calculated using both accelerated and straight-line methods based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying value.

Intangible Assets

        Intangible assets consist of goodwill and trademarks. Effective with the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Prior to adoption of SFAS No. 142, goodwill and trademarks were amortized on a straight-line basis over 20 to 40-year periods. Intangible assets are be reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

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

        The Company periodically uses interest rate swap agreements (derivative financial instruments) to hedge risk associated with its floating rate long-term debt. Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense. The fair value of the interest rate swap agreements is included in other long-term liabilities as of December 31, 2003 and 2002.

Revenue Recognition

        The Company recognizes sales when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts.

Advertising Costs

        Advertising production costs are expensed when advertisements are first aired or distributed. Total advertising costs for 2003, 2002 and 2001 were $77,124, $72,243 and $57,453, respectively.

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

Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with SFAS No. 123, the Company’s net earnings and net earnings per share would have been as follows:

Year Ended December 31,
	2003	2002	2001

Net Earnings
As reported	$94,573	$118,831	$58,030
Pro forma	$89,297	$113,539	$52,648

Earnings per share - basic:
As reported	$1.70	$2.14	$1.15
Pro forma	$1.60	$2.05	$1.05

Earnings per share - diluted:
As reported	$1.68	$2.11	$1.13
Pro forma	$1.60	$2.02	$1.04

        The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	3.0%	4.3%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	6.0	6.0	6.0
Expected volatility	50.0%	49.0%	47.0%

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Restructuring and Asset Impairment Charges

        During 2003, the Company continued the restructuring of its domestic manufacturing capacity which began in 2001. The restructuring in 2003 included the closing of four manufacturing facilities and the realignment of two other facilities, as well as asset impairment charges related to the write-down of previously closed facilities in order to accelerate their disposal. Pretax restructuring of $8,415 and impairment charges of $9,438 were recorded during 2003 of which $7,151 was charged to cost of operations and $10,702 was charged to selling, general and administrative expenses.

        During 2001, the Company implemented a plan to reduce its domestic case goods manufacturing capacity. This plan included the closing of 12 manufacturing facilities and a permanent reduction of approximately 20% of the Company's total employment. Pretax restructuring and impairment charges of $26,352 were recorded during 2001 of which $18,000 related to a fixed asset impairment charge for properties and machinery and equipment of the closed facilities and is included in selling, general and administrative expenses. The balance, consisting of $5,913 charged to cost of operations and $2,439 charged to selling, general and administrative expenses, related to employee severance and benefits costs and plant shutdown costs.

        Real estate with a carrying value of $7,223 and $7,387 was included in other assets as of December 31, 2003 and 2002, respectively. As noted previously, the Company recorded impairment charges during 2003 to write-down all such facilities to net realizable value to enable an acceleration of the disposal process.

        There were no restructuring charges included in other accrued expenses at December 31, 2003 and 2002.

4.    Acquisition of Business

        On December 28, 2001, the Company acquired through a wholly owned subsidiary — HDM Furniture Industries, Inc. — substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith for $287,640. The acquisition established the Company as the residential furniture industry's only full-line resource in all middle and upper price categories. The purchase price, including capitalized expenses of approximately $2,000, consisted of $177,000 paid in cash and four million shares of the Company’s common stock valued at $110,640. The value of the common stock issued was determined based on the average market price over the two-day period before and after the terms of the acquisition were agreed to and announced. Since the acquisition occurred prior to the last business day of 2001, it was reflected in the Company’s consolidated balance sheet as of December 31, 2001; however, the Company’s consolidated results of operations for 2001 do not include any of the operations of the acquired companies.

        The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company for 2001 with those of the acquired companies as if the transaction had occurred at the beginning of 2001.

Year Ended
December 31, 2001
Net sales	$2,311,647
Net earnings	68,260
Earnings per common share — diluted:	$1.23

        Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the acquisition had been effective at the beginning of the year presented.

5.    Inventories

        Inventories are summarized as follows:

	December 31,	December 31,
	2003	2002
Finished products	$252,582	$244,193
Work-in-process	52,513	65,196
Raw materials	109,589	122,715
	$414,684	$432,104

6.    Goodwill and Other Intangible Assets

        Goodwill and other intangible assets include the following:

December 31,	December 31,
	2003	2002
Goodwill	$266,527	$267,218
Less: accumulated amortization	82,738	82,738
Goodwill	$183,789	$184,480

Trademarks and trade names	$206,179	$207,928
Less: accumulated amortization	36,508	36,920
Other intangible assets	$169,671	$171,008

        On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested annually for impairment or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. No impairment was recorded in 2003 or 2002. The Company’s other intangible assets consist of trademarks and trade names all having indefinite lives. The following table presents net earnings on a comparative basis, after adjusting to exclude the amortization of goodwill and other intangible assets:

Year Ended December 31,
	2003	2002	2001

Net earnings:
As reported	$94,573	$118,831	$58,030
Exclude amortization of goodwill
and other intangible assets (net
of income tax benefit of $2,383)	--	--	11,162

	$94,573	$118,831	$69,192

Earnings per common share — basic:
As reported	$1.70	$2.14	$1.15
As adjusted	$1.70	$2.14	$1.37

Earnings per common share — diluted:
As reported	$1.68	$2.11	$1.13
As adjusted	$1.68	$2.11	$1.35

7.    Long-Term Debt

        Long-term debt consists of the following:

	December 31,	December 31,
	2003	2002

Revolving credit facility (unsecured)	$300,000	$370,000
Other	3,200	4,800
	$303,200	$374,800

        The following discussion summarizes certain provisions of the long-term debt.

Revolving Credit Facility

        On December 18, 2003, the Company refinanced its revolving credit facility with a group of financial institutions. The new facility is an unsecured revolving credit facility with a commitment of $550,000 and a maturity date of June 7, 2008. The facility allows for issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding.

        Currently, for letter of credit issuances, a fee of 1.00% per annum (subject to increase/decrease based upon the Company achieving certain credit ratings from Standard & Poor’s and Moody’s) is assessed for the account of the lenders ratably. A further fee of 0.125% is assessed on standby letters of credit representing a facing fee. A customary administrative charge for processing letters of credit is also payable to the relevant issuing bank. Letter of credit fees are payable quarterly in arrears.

        Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and adjusted Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2003, loans outstanding under the revolving credit facility consisted of $300,000 based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps have a weighted average interest rate of 6.08%.

        At December 31, 2003, there were $300,000 of cash borrowings and $22,396 in letters of credit outstanding under the revolving credit facility, leaving an excess of $227,604 available for future liquidity needs.

        The revolving credit facility has no mandatory principal payments; however, the commitment matures on June 7, 2008. The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth ($775,000 as of December 31, 2003) and maximum leverage ratio (ratio of consolidated debt to consolidated EBITDA (as defined in the credit agreement) of 2.75 to 1). In addition, the facility requires repayment upon the occurrence of a change of control of the Company. As of December 31, 2003, the Company was in compliance with all financial covenants.

Other

        Other long-term debt consists of various industrial revenue bonds with interest rates ranging from approximately 6.6% to 7.0%.

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

8.    Common Stock

        The Company’s restated certificate of incorporation includes authorization to issue up to 200 million shares of common stock with a $1.00 per share stated value. As of December 31, 2003, 56,277,066 shares of common stock were issued.

        The Company has been authorized by its Board of Directors to repurchase its common stock from time to time in open market or privately negotiated transactions. Common stock repurchases are recorded as treasury stock and may be used for general corporate purposes. As of December 31, 2003, the Company has Board of Directors’ authorization for the repurchase of an additional $100,000 of its common stock.

        Shares of common stock were reserved for the following purposes at December 31, 2003:

Number of Shares
Common stock options:
Granted	4,172,909
Available for grant	2,256,875
6,429,784

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

        In 2003, the Company issued 4,000 shares of restricted stock. The restricted shares vest over various periods from three to five years. The deferred compensation cost is amortized to expense over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of paid-in-capital in the Company’s consolidated balance sheets.

        Changes in options granted and outstanding are summarized as follows:

Year Ended December 31,
2003	2002	2001
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Beginning of period	3,610,984	$20.36	4,298,916	$17.55	4,345,634	$13.61
Granted	988,300	21.54	425,900	34.67	954,900	24.00
Exercised	(299,475)	11.29	(996,782)	13.57	(937,093)	5.36
Cancelled	(126,900)	24.80	(117,050)	27.16	(64,525)	24.48

End of period	4,172,909	$21.16	3,610,984	$20.36	4,298,916	$17.55

Exercisable at
end of period	2,252,259		2,038,134		2,324,391

Weighted average fair
value of options granted		$10.89		$18.08		$12.40

        Summarized information regarding stock options outstanding and exercisable at December 31, 2003 follows:

Outstanding	Exercisable
Range of		Average
Exercise		Contractual	Average		Average
Prices	Shares	Life	Price	Shares	Price
Up to $10	177,959	1.0	$8.28	177,959	$8.28
$10 - $20	1,177,400	3.7	14.96	1,035,575	14.72
$20 - $30	2,407,450	6.6	22.91	898,700	23.66
Over $30	410,100	6.6	34.24	140,025	33.49
	4,172,909	5.6	$21.16	2,252,259	$18.95

        Weighted average shares used in the computation of basic and diluted earnings per common share for 2003, 2002, and 2001 are as follows:

Year Ended December 31,
	2003	2002	2001
Weighted average shares used for
basic earnings per common share	55,736,871	55,506,837	50,356,763
Effect of dilutive securities:
Stock options	518,917	879,990	968,227
Weighted average shares used for
diluted earnings per common share	56,255,788	56,386,827	51,324,990

        Excluded from the computation of diluted earnings per common share were options to purchase 432,600 and 441,900 shares at an average price of $33.94 and $34.19 per share during 2003 and 2002, respectively. These options have been excluded from the diluted earnings per share calculation since their impact is anti-dilutive.

9.    Income Taxes

        Income tax expense is comprised of the following:

Year Ended December 31,
	2003	2002	2001
Current:
Federal	$49,124	$45,208	$34,672
State and local	4,633	3,307	562
Foreign	158	808	--
	53,915	49,323	35,234
Deferred	736	16,270	(5,570)
	$54,651	$65,593	$29,664

        The following table reconciles the differences between the federal corporate statutory rate and the Company's effective income tax rate:

Year Ended December 31,
	2003	2002	2001
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal tax benefit	2.1	1.2	0.4
Nondeductible amortization of intangible assets	--	--	2.9
Adjustments to income tax accruals	--	--	(4.3)
Other	(0.5)	(0.6)	(0.2)
Effective income tax rate	36.6%	35.6%	33.8%

        The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2003	2002
Deferred tax assets attributable to:
Expense accruals	$17,271	$15,284
Valuation allowances	16,605	13,770
Asset impairment charges	4,435	2,852
Employee pension and other benefit plans	11,209	12,406
Other	1,457	1,942
Total deferred tax assets	50,977	46,254
Deferred tax liabilities attributable to:
Fair value adjustments	(70,652)	(68,532)
Depreciation	(12,751)	(10,011)
Inventory costs capitalized	(2,170)	(1,299)
Other	(9,637)	(7,494)
Total deferred tax liabilities	(95,210)	(87,336)
Net deferred tax liabilities	$(44,233)	$(41,082)

10.    Employee Benefits

        The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 2003, 2002, and 2001 was $10,678, $7,075, and $1,425, respectively.

Company-Sponsored Defined Benefit Plans

        Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Cash contributions to the trust funds during 2003 and 2002 were $10,000 and $15,000, respectively. The Company expects to make an additional cash contribution of $15,000 during the first quarter of 2004. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service. Annual plan benefit payments to retirees and/or beneficiaries are expected to approximate $23,000 for the next ten years.

        The investment objective of the trust funds is to ensure, over the long-term life of the trusts, an adequate asset balance to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the Company seeks to achieve investment returns at or above selected benchmarks consistent with a prudent level of diversification. The Company retains registered investment advisors to manage specific asset classes. Investment advisors are selected from established and financially sound organizations with proven records in managing funds in the appropriate asset class. Investment advisors are given strict investment guidelines and performance benchmarks.

        Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

        It is the Company’s practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts. The table below summarizes the funded status of the Company-sponsored defined benefit plans.

	December 31,	December 31,
	2003	2002
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$349,284	$332,181
Service cost	11,521	11,033
Interest cost	23,795	23,378
Plan amendments	184	374
Actuarial loss	23,318	1,761
Benefits paid	(22,249)	(19,443)
Projected benefit obligation — end of year	$385,853	$349,284
Change in plan assets:
Fair value of plan assets — beginning of year	$292,149	$320,133
Actual return on plan assets	43,443	(24,771)
Employer contributions	11,282	16,230
Benefits paid	(22,249)	(19,443)
Fair value of plan assets — end of year	$324,625	$292,149
Funded status	$(61,228)	$(57,135)
Fair value adjustment	(12,800)	(14,292)
Recognition of minimum liability	(45,145)	(42,487)
Unrecognized net actuarial loss	87,521	79,154
Unrecognized prior service cost	1,094	1,033
Accrued pension cost	$(30,558)	$(33,727)
Accumulated Benefit Obligation	$356,421	$326,904

The fair value adjustment relates to the Company’s 1992 reorganization.

        The asset allocation for the Company’s defined benefit plans are as follows:

Percentage of Plan Assets
		December 31,	December 31,
	Target	2003	2002
Equity securities	55.0%	55.5%	48.5%
Debt securities	45.0%	44.5%	51.5%
	100.0%	100.0%	100.0%

        Net periodic pension cost for 2003, 2002, and 2001 included the following components:

Year Ended December 31,
	2003	2002	2001
Service cost-benefits earned during the period	$11,521	$11,033	$9,372
Interest cost on the projected benefit obligation	23,795	23,378	23,315
Expected return on plan assets	(28,725)	(30,544)	(32,655)
Net amortization and deferral	355	(1,736)	(2,291)
Net periodic pension expense (income)	$6,946	$2,131	$(2,259)

        Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2003	2002	2001
Expected long-term rate of return on plan assets	8.00%	8.50%	9.00%
Weighted average discount rate	6.25%	6.75%	7.25%
Long-term rate of compensation increase	4.00%	4.50%	4.50%

        The expected long-term rate of return assumption was developed through analysis of historical market returns, current market conditions and the fund’s past experience.

Other Retirement Plans and Benefits

        In addition to defined benefit plans, the Company makes contributions to defined contribution plans and sponsors employee savings plans. The cost of these plans is included in the total cost for all plans reflected above.

11.    Other Comprehensive Income

        Other comprehensive income consists of the following:

Year Ended December 31,
	2003	2002	2001
Change in market value of financial instruments accounted
for as hedges	$9,757	$(5,957)	$(7,858)
Minimum pension liability	(2,658)	(42,487)	--
Foreign currency valuation	(213)	(425)	--
	6,886	(48,869)	(7,858)
Income tax expense (benefit)	2,415	(18,060)	(2,750)
	$4,471	$(30,809)	$(5,108)

        The components of accumulated other comprehensive income, each presented net of tax, are as follows:

	December 31,	December 31,
	2003	2002
Market value of financial instruments accounted for as hedges	$(2,638)	$(8,980)
Minimum pension liability	(28,170)	(26,512)
Foreign currency valuation	(638)	(425)
	$(31,446)	$(35,917)

12. Commitments and Contingent Liabilities

        Certain of the Company’s real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $30,541, $26,882, and $18,900 for 2003, 2002, and 2001, respectively. Annual minimum payments under operating leases are $27,845, $20,849, $17,493, $15,152, and $13,834 for 2004 through 2008, respectively. Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $32,350 at December 31, 2003, aggregate $117,086.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosure requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements are effective for periods ending after December 15, 2002. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation for guarantees issued or modified after December 31, 2002.

        The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at December 31, 2003 were $94,876. The Company believes the risk of significant loss from these lease guarantees is remote.

        The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

13.    Other Income, Net

        Other income, net for 2003 and 2002 consisted of interest on short-term investments of $718 and $1,220 and other miscellaneous income and expense items totaling $2,764 and $2,536, respectively.

        For 2001, other income, net consisted of interest on short-term investments of $844, other miscellaneous income and expense items totaling $1,755 and non-operating income of $8,000. The non-operating income resulted from the sale of the Company’s investment in a company which leases exhibition space to furniture and accessory manufacturers, partially offset by additions to reserves related to certain discontinued operations.

14.    Quarterly Financial Information (Unaudited)

        Following is a summary of unaudited quarterly information:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003:
Net sales	$616,862	$557,420	$579,612	$613,844
Gross profit	159,835	139,547	148,821	166,573
Net earnings	$22,612	$19,345	$23,575	$29,041

Earnings per common share:
Basic	$0.41	$0.35	$0.42	$0.52
Diluted	$0.40	$0.34	$0.42	$0.52

Dividends declared per common share	$0.125	--	--	--

Common stock price range:
High	$29.42	$29.75	$28.89	$24.90
Low	$22.75	$22.51	$19.00	$17.23

Year ended December 31, 2002:
Net sales	$595,491	$563,246	$604,511	$634,461
Gross profit	154,077	147,978	164,336	167,167
Net earnings	$29,317	$24,658	$32,085	$32,771

Earnings per common share:
Basic	$0.53	$0.44	$0.58	$0.59
Diluted	$0.52	$0.44	$0.57	$0.58

Dividends declared per common share	--	--	--	--

Common stock price range:
High	$28.00	$29.00	$42.30	$41.94
Low	$19.02	$22.34	$30.25	$32.00

        Net earnings and earnings per common share — diluted for the second, third and fourth quarter of 2003 include restructuring and asset impairment charges of $2,618, $2,243 and $12,992 ($1,663, $1,425 and $8,249 net of income tax benefits) and $0.03, $0.02 and $0.15, respectively.

        Earnings per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

        In the fourth quarter of 2003, the Company commenced a cash dividend program with an initial rate of $0.50 per common share on an annual basis. The closing market price of the Company’s common stock on December 31, 2003 was $29.33 per share.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

(a)	The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures at the end of the period covered by this report.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The sections entitled "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 2004 are incorporated herein by reference.

Executive Officers of the Registrant

			Current	Appointed
Name	Age	Position	Positions	or Elected

*Wilbert G. Holliman	66	President of the Subsidiary -		1989
		Action Industries, Inc.
		Chief Executive Officer of
		the Subsidiary — Action
		Industries, Inc.		1994
		Director	X	1996
		President		1996
		Chief Executive Officer	X	1996
		Chairman of the Board	X	1998

John T. Foy	56	President and Chief Executive
		Officer of the Operating Company -
		Lane Furniture Industries, Inc.		1996
		President	X	2004
		Chief Operating Officer	X	2004

Thomas G. Tilley, Jr.	57	President and Chief Executive
		Officer of the Operating Company-
		Thomasville Furniture Industries, Inc.	X	2003

Dennis R. Burgette	56	President and Chief Executive
		Officer of the Operating Company -
		Broyhill Furniture Industries, Inc.	X	2000

Randall C. Spak	49	President and Chief Executive
		Officer of the Operating Company -
		Lane Furniture Industries, Inc.	X	2004

C. Jeffrey Young	53	President and Chief Executive
		Officer of the Operating Company-
		Drexel Heritage Furniture Industries, Inc.	X	2002

Seamus Bateson	53	President and Chief Executive
		Officer of the Operating Company-
		Maitland-Smith Furniture Industries, Inc.	X	1999

Michael K. Dugan	63	President and Chief Executive
		Officer of the Operating Company-
		Henredon Furniture Industries, Inc.	X	1987

Lynn Chipperfield	52	General Counsel		1993
		Vice-President		1996
		Secretary		1996
		Senior Vice President	X	2000
		Chief Administrative Officer	X	2000

			Current	Appointed
Name	Age	Position	Positions	or Elected

David P. Howard	53	Controller		1990
		Vice-President	X	1991
		Chief Financial Officer	X	1994
		Treasurer	X	1996

Steven W. Alstadt	49	Controller	X	1994
		Chief Accounting Officer	X	1994

____________________

*Member of the Executive Committee

There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year and until their successors are elected and qualified.

Each of the executive officers has held the same position or other positions with the same employer during the past five years, except Seamus Bateson who became President and Chief Executive Officer of Maitland-Smith in 1999 and prior thereto was President of Rubbermaid Asia Pacific (a manufacturer and marketer of consumer products), C. Jeffrey Young who became President, Chief Executive Officer of Drexel Heritage in 2002 and prior thereto was President and Chief Executive Officer of Lexington Furniture Industries and Thomas G. Tilley, Jr., who became President and Chief Executive Officer of Thomasville in 2003 and prior thereto held senior management posts with Masco Home Furnishings, Century Furniture Industries and La-Z-Boy Incorporated.

Code of Corporate Conduct

        The Company has adopted a code of business conduct for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Corporate Conduct. Stockholders may request a free copy of the Code of Corporate Conduct from:

Furniture Brands International, Inc.
101 S. Hanley Road
St. Louis, MO 63105

Attn: Corporate Secretary
314-863-1100

Audit Committee and Audit Committee Financial Expert

        The sections entitled “Board of Directors and Committees” and “Principal Auditor Fees and Services” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 29, 2004 are incorporated herein by reference.

Item 11.    Executive Compensation

        The sections entitled “Executive Compensation”, “Executive Compensation and Stock Option Committee Report on Executive Compensation”, “Stock Options”, “Retirement Plans”, “Incentive Agreements” and “Performance Graph” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 2004 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The section entitled “Security Ownership” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 2004 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of December 31, 2003:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (1))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders (1)	4,220,575	$21.16	2,256,875

Equity compensation
plans not approved
by security holders	--	--	--

Total	4,220,575	$21.16	2,256,875

(1) Includes	the Company’s 1992 Stock Option Plan and 1999 Long-Term Incentive Plan. Included in column (a) are 47,666 shares of restricted common stock that have been awarded and that vest over a period from 1 to 4 years. These shares of restricted common stock were disregarded for purposes of computing the weighted-average exercise price in column (b).

Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted shares of Company common stock, as described under “Compensation of Board of Directors” in the 2004 Proxy Statement, hereby incorporated by reference. These shares are purchased in open-market transactions.

Annually, Lane Furniture Industries, Inc., a subsidiary of the Company, awards a limited number of shares of Company common stock to a few of its truck drivers as safety awards. 345 shares of the Company’s common stock were issued as safety awards in 2003. These shares are purchased in open market transactions.

Information regarding the 1992 Stock Option Plan and 1999 Long-Term Incentive Plan set forth in Note 8 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

        The section “Certain Relationships and Related Transactions” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 2004 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The section “Principal Auditor Fees and Services” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 29, 2004 is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     List of documents filed as part of this report:

    1.    Financial Statements:

Consolidated balance sheets, December 31, 2003 and 2002

Consolidated statements of operations for each of the years in the three-year period ended December 31, 2003

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003

Consolidated statements of shareholders’ equity for each of the years in the three-year period ended December 31, 2003

Notes to consolidated financial statements

Independent Auditors’ Report

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

3(a)	Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3 (a) to Furniture Brands International, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

3(b)	By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

3(c)	Rights Agreement, dated as of July 30, 1998, between the Company and Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 (b) to Furniture Brands International, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1998)

3(d)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1998)

4(a)	Credit Agreement, dated December 18, 2003, among the Company, Broyhill Furniture Industries, Inc., Drexel Heritage Furniture Industries, Inc., Henredon Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Borrowers, Various Lenders, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch and The Bank of New York, as Co-Documentation Agents, Suntrust Bank and Wachovia Bank, National Association, as Co-Syndication Agents, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Securities, Inc., as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 4 to Furniture Brands International, Inc.’s Report on Form 8-K, dated January 21, 2004)

10(a)	Furniture Brands International, Inc.’s 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10 (a) to Furniture Brands International, Inc.’s Form 10-Q for the quarter ended March 31, 2000) *

10(b)	Furniture Brands International, Inc.’s 1999 Long-Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 4(f) to Furniture Brands International, Inc.’s Registration Statement on Form S-8, File No. 333-100133) *

10(c)	Form of Indemnification Agreement between the Company and the Company’s directors. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(d)	Written description of bonus plan for management personnel of Lane Furniture Industries, Inc. (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994) *

10(e)	Furniture Brands International, Inc. Restricted Stock Plan for Outside Directors, dated as of July 29, 1997. * (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc. Annual Report on Form 10-K for the year ended December 31, 2002) *

10(f)	Retirement Plan for directors. (Incorporated by reference to Exhibit 10 (g) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994) *

10(g)	First Amendment to Retirement Plan for Directors. (Incorporated by reference to Exhibit 10 (e) to Furniture Brands International, Inc.’s Annual Report on Form 10-K the year ended December 31, 1994) *

10(h)	Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(i)	Broyhill Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002. (Incorporated by reference to Exhibit 10(h) Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(j)	Thomasville Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002. (Incorporated by reference to Exhibit 10(i) Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(k)	Henredon Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(j) Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(l)	Drexel Heritage Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(k) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(m)	Maitland-Smith Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(l) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(n)	Employment Agreement, dated as of January 1, 2000, between the Company and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10 (j) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(o)	Employment Agreement, dated as of February 10, 2004, between the Company and John T. Foy. *

10(p)	Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10 (c) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996) *

10(q)	Employment Agreement, dated as of August 1, 1996, between the Company and David P. Howard. (Incorporated by reference to Exhibit 10 (d) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996) *

10(r)	Employment Agreement, dated as of January 1, 2000, between the Company and Dennis R. Burgette. (Incorporated by reference to Exhibit 10 (p) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(s)	Employment Agreement, dated as of April 16, 2003, between Thomasville Furniture Industries, Inc. and Thomas G. Tilley, Jr. *

10(t)	Employment Agreement, dated as of February 13, 2004, between Lane Furniture Industries, Inc. and Randall C. Spak. *

10(u)	Form of Agreement Not To Compete between the Company and Wilbert G. Holliman, Dennis R. Burgette, John T. Foy, David P. Howard, and Lynn Chipperfield. (Incorporated by reference to Exhibit 10 (r) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(v)	Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002. (Incorporated by reference to Exhibit 10(v) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) *

10(w)	Broyhill Furniture Industries, Inc. Supplemental Retirement Income Plan, dated as of October 31, 2001. (Incorporated by reference to Exhibit 10(w) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) *

10(x)	Lane Furniture Industries, Inc. Supplemental Executive Retirement Plan, dated as of January 1, 2003. (Incorporated by reference to Exhibit 10(x) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) *

14	Code of Corporate Conduct

21	List of Subsidiaries of the Company

23	Consent of KPMG LLP

31	Certifications of W.G. Holliman, Chief Executive Officer of the Company, and David P. Howard, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of W.G. Holliman, Chief Executive Officer of the Company, and David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *Indicates management contact or compensatory plan, contract or arrangement

(b)     Reports on Form 8-K.

A	Form 8-K was filed on October 28, 2003 announcing commencement of a cash dividend program with an initial rate of $0.50 per common share on an annual basis and announcing third quarter and nine month operating results and projections for the fourth quarter and full year 2003 earnings per share. A Form 8-K was filed on December 10, 2003 affirming earlier projections for the fourth quarter and full year 2003. A Form 8-K was filed on January 21, 2004 announcing the refinancing of its unsecured, revolving credit facility. A Form 8-K was filed on January 28, 2004 announcing fourth quarter and full year operating results and projections for the first quarter 2004. A Form 8-K/A was filed on February 20, 2004 announcing the election of John T. (Tom) Foy as Chief Operating Officer of the Company, the nomination of John T. (Tom) Foy and Aubrey B. Patterson to serve on the Board of Directors of the Company and the election of Randall C. Spak, as President and Chief Executive Officer of Lane Furniture Industries, Inc. A Form 8-K was filed on March 1, 2004 revising projections for the first quarter 2004.

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to consolidated Financial Statements and Schedules

Page No.

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	25

Consolidated Statements of Operations for each of the years in the three-year period
ended December 31, 2003	26

Consolidated Statements of Cash Flows for each of the years in the three-year period
ended December 31, 2003	27

Consolidated Statements of Shareholders’ Equity for each of the years in the three-
year period ended December 31, 2003	28

Notes to Consolidated Financial Statements	29

Financial Statement Schedule	46

Independent Auditors’ Report	52

Consolidated Financial Statement Schedules:

Schedule
Valuation and qualifying accounts	II	51

Schedule II

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in Thousands)
			Additions
	Balance at		Charged to	Deductions		Balance
	Beginning	Acquired	Costs and	from		at End
Description	of Period	Companies	Expenses	Reserves		Period

Year Ended December 31, 2003
Allowances deducted from
receivables on balance sheet:
Allowance for doubtful accounts	$13,717	$--	$3,830	$(4,260)	(a)	$13,287
Allowance for cash discounts/
chargebacks/other	7,034	--	978	(1,921)	(b)	6,091
	$20,751	$--	$4,808	$(6,181)		$19,378
Year Ended December 31, 2002
Allowances deducted from
receivables on balance sheet:
Allowance for doubtful accounts	$12,564	$--	$8,321	$(7,168)	(a)	$13,717
Allowance for cash discounts/
chargebacks/other	6,277	--	3,222	(2,465)	(b)	7,034
	$18,841	$--	$11,543	$(9,633)		$20,751
Year Ended December 31, 2001
Allowances deducted from
receivables on balance sheet:
Allowance for doubtful accounts	$17,906	$2,084	$15,417	$(22,843)	(a)	$12,564
Allowance for cash discounts/
chargebacks/other	5,169	2,416	1,263	(2,571)	(b)	6,277
	$23,075	$4,500	$16,680	$(25,414)		$18,841

(a) Uncollectible account written off, net of recoveries. (b) Cash discounts taken by customers and claims allowed to customers.

                        See accompanying independent auditors’ report.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

        We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in the year ending December 31, 2002.

KPMG LLP

St. Louis, Missouri
January 28, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

By	/s/ Wilbert G. Holliman
Chairman of the Board and
Chief Executive Officer

Date: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

Chairman of the Board
/s/ Wilbert G. Holliman	(Principal Executive Officer)
Wilbert G. Holliman

/s/ Katherine Button Bell	Director
Katherine Button Bell

/s/ John R. Jordan, Jr	Director
John R. Jordan, Jr

/s/ Donald E. Lasater	Director
Donald E. Lasater

/s/ Lee M. Liberman	Director
Lee M. Liberman

/s/ Richard B. Loynd	Director
Richard B. Loynd

/s/ Bob L. Martin	Director
Bob L. Martin

/s/ Albert E. Suter	Director
Albert E. Suter

Signature	Title

Vice-President and Treasurer
/s/ David P. Howard	(Principal Financial Officer)
David P. Howard

Controller
/s/ Steven W. Alstadt	(Principal Accounting Officer)
Steven W. Alstadt