Form 10-Q
period 2004-05-13
FURNITURE BRANDS INTERNATIONAL INC
filed 2004-05-13
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004 or

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

56,058,586 shares as of April 30, 2004

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2004.

Consolidated Balance Sheets

Consolidated Statements of Operations:

Three Months Ended March 31, 2004 Three Months Ended March 31, 2003

Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2004 Three Months Ended March 31, 2003

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$98,273	$71,668
Receivables, less allowances of $21,559
($19,378 at December 31, 2003)	417,571	366,448
Inventories...(Note 1)	404,929	414,684
Deferred income taxes	25,677	25,563
Prepaid expenses and other current assets	4,911	7,689
Total current assets	951,361	886,052
Property, plant and equipment	673,561	673,931
Less accumulated depreciation	372,431	363,368
Net property, plant and equipment	301,130	310,563
Goodwill	183,789	183,789
Other intangible assets	169,671	169,671
Other assets	26,995	28,184
	$1,632,946	$1,578,259

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accrued interest expense	$2,033	$1,992
Accounts payable and other accrued expenses	215,641	180,827
Total current liabilities	217,674	182,819
Long-term debt	303,200	303,200
Deferred income taxes	75,590	69,796
Other long-term liabilities	41,843	55,542

Shareholders’ equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	--	--
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,481,016
shares at March 31, 2004 and 56,277,066
shares at December 31, 2003	56,481	56,277
Paid-in capital	228,172	221,388
Retained earnings	753,140	726,932
Accumulated other comprehensive income (Note 3)	(29,794)	(31,446)
Treasury stock at cost (423,955 shares at
March 31, 2004 and 330,409 shares at
December 31, 2003)	(13,360)	(6,249)
Total shareholders’ equity	994,639	966,902
	$1,632,946	$1,578,259

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net sales	$658,531	$613,844

Costs and expenses:
Cost of operations	470,885	436,499

Selling, general and administrative expenses	118,803	114,188

Depreciation and amortization	12,617	12,904

Earnings from operations	56,226	50,253

Interest expense	4,926	5,057

Other income, net	707	769

Earnings before income tax expense	52,007	45,965

Income tax expense	18,798	16,924

Net earnings	$33,209	$29,041

Net earnings per common share:

Basic	$0.59	$0.52

Diluted	$0.58	$0.52

Weighted average common shares outstanding
(Note 2):

Basic	56,203,160	55,653,893

Diluted	57,093,605	56,019,341

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Cash flows from operating activities:
Net earnings	$33,209	$29,041
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	12,617	12,904
Other, net	328	252
Increase in receivables	(51,123)	(26,123)
(Increase) decrease in inventories	9,755	(4,784)
(Increase) decrease in prepaid expenses
and other assets	2,720	(1,631)
Increase in accounts payable, accrued interest
expense and other accrued expenses	36,599	12,866
Increase (decrease) in net deferred tax liabilities	4,692	(211)
Increase (decrease) in other long-term liabilities	(10,479)	4,095
Net cash provided by operating activities	38,318	26,409

Cash flows from investing activities:
Proceeds from the disposal of assets	2,539	52
Additions to property, plant and equipment	(5,189)	(8,721)
Net cash used by investing activities	(2,650)	(8,669)

Cash flows from financing activities:
Payments of long-term debt	--	(20,000)
Proceeds from the issuance of common stock	4,197	--
Payments of cash dividends	(7,001)	--
Proceeds from the issuance of treasury stock	7,030	83
Payments for the purchase of treasury stock	(13,289)	--
Net cash used by financing activities	(9,063)	(19,917)

Net increase (decrease) in cash and cash equivalents	26,605	(2,177)
Cash and cash equivalents at beginning of period	71,668	15,074
Cash and cash equivalents at end of period	$98,273	$12,897

Supplemental Disclosure:
Cash payments (refunds) for income taxes, net	$(1,154)	$9,107

Cash payments for interest expense	$4,743	$5,039

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	March 31,	December 31,
	2004	2003
Finished products	$240,081	$252,582
Work-in-process	56,433	52,513
Raw materials	108,415	109,589
	$404,929	$414,684

(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Weighted average shares used
for basic net earnings per
common share	56,203,160	55,653,893
Effect of dilutive securities:
Stock options	890,445	365,448
Weighted average shares used
for diluted net earnings
per common share	57,093,605	56,019,341

(3)	Other comprehensive income is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Net earnings	$33,209	$29,041
Other comprehensive income, net
of tax:
Financial instruments accounted
for as hedges	1,835	1,069
Foreign currency translation	(183)	(71)
Other comprehensive income	1,652	998
	$34,861	$30,039

The components of accumulated other comprehensive income, each presented net of tax benefit, are as follows:

	March 31,	December 31,
	2004	2003
Market value of financial instruments
accounted for as hedges	$(803)	$(2,638)
Minimum pension liability	(28,170)	(28,170)
Foreign currency translation	(821)	(638)
	$(29,794)	$(31,446)

(4)	The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and earnings per common share would have been as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net earnings - as reported	$33,209	$29,041
Deduct: Stock-based employee compensation
expense determined under fair value
based method, net of tax benefit	(1,220)	(1,371)
Net earnings - pro forma	$31,989	$27,670
Earnings per share - basic:
As reported	$0.59	$0.52
Pro forma	$0.57	$0.50
Earnings per share - diluted:
As reported	$0.58	$0.52
Pro forma	$0.56	$0.50

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Service cost	$3,363	$2,880
Interest cost	6,153	5,949
Expected return on plan assets	(7,087)	(7,181)
Net amortization and deferral	982	1,666
	$3,411	$3,314

In the first quarter of 2004, the Company made a cash contribution of $15,000 to the defined benefit plan’s trust fund. No additional contributions to the trust fund are anticipated for 2004.

(6)	In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosure requirements to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements are effective for periods ending after December 15, 2002. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation for guarantees issued or modified after December 31, 2002.

The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at March 31, 2004 were $95,437. The Company believes the risk of significant loss from these lease guarantees is remote.

Item 2.     Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (referred to herein as the “Company”) is one of the largest home (residential) furniture manufacturers in the United States. The Company has four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith).

Comparison of Three Months Ended March 31, 2004 and 2003

Selected financial information for the three months ended March 31, 2004 and March 31, 2003 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	March 31, 2004		March 31, 2003
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$658.5	100.0%	$613.8	100.0%
Earnings from operations	56.2	8.5%	50.3	8.2%
Interest expense	4.9	0.7%	5.1	0.8%
Income tax expense	18.8	2.9%	16.9	2.8%
Net earnings	33.2	5.0%	29.0	4.7%
Net earnings per common share -
diluted	0.58	--	0.52	--
Gross profit (1)	177.8	27.0%	$166.6	27.1%

(1)	The Company believes that gross profit provides useful information regarding a company’s financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.
	Three Months Ended
	March 31,
	2004	2003
Net sales	$658.5	$613.8
Cost of operations	470.9	436.5
Depreciation (associated with
cost of goods sold)	9.8	10.7
Gross profit	$177.8	$166.6

Net sales for the three months ended March 31, 2004 were $658.5 million, compared to $613.8 million in the three months ended March 31, 2003, an increase of $44.7 million or 7.3%. While all operating companies showed improvement the business at the upper-price point companies (Thomasville, Drexel Heritage and Henredon) was particularly strong.

Earnings from operations for the three months ended March 31, 2004 increased by $5.9 million or 11.9% from the comparable prior year period. Earnings from operations for the three months ended March 31, 2004 and March 31, 2003 were 8.5% and 8.2% of net sales, respectively. The improvement in earnings from operations, as a percentage of net sales, came primarily from good control of selling, general and administrative expenses. Cost of operations was negatively impacted by $1.6 million in restructuring and asset impairment charges attributable to the Drexel Heritage plant closings announced in January 2004.

Interest expense totaled $4.9 million for the three months ended March 31, 2004 compared to $5.1 million in the prior year comparable period. The decrease in interest expense in the three months ended March 31, 2004 resulted from lower interest rates partially offset by the amortization of deferred financing fees related to the Company’s refinancing of its revolving credit facility in December 2003.

The effective income tax rate was 36.1% and 36.8% for the three months ended March 31, 2004 and March 31, 2003, respectively. The effective income tax rate for the three months ended March 31, 2004 was favorably impacted by lower provisions for state and local income taxes compared to the prior year period.

Net earnings per common share for basic and diluted were $0.59 and $0.58, respectively, for the three months ended March 31, 2004, compared with $0.52 and $0.52, respectively, for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 56,203,000 and 57,094,000, respectively, for the three months ended March 31, 2004 and 55,654,000 and 56,019,000, respectively, for the three months ended March 31, 2003.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at March 31, 2004 amounted to $98.3 million, compared with $71.7 million at December 31, 2003. During the three months ended March 31, 2004, net cash provided by operating activities totaled $38.3 million, net cash used by investing activities totaled $2.6 million and net cash used by financing activities totaled $9.1 million.

Working capital was $733.7 million at March 31, 2004, compared with $703.2 million at December 31, 2003. The current ratio was 4.4-to-1 at March 31, 2004, compared to 4.8-to-1 at December 31, 2003.

Financing Arrangements

As of March 31, 2004, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	3.2
$303.2

To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding. On March 31, 2004, there were $300.0 million in cash borrowings and $20.8 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of March 31, 2004, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2004, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 6.12%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers’ Disclosure about Pension and Other Postretirement Benefits (an amendment of SFAS Nos. 87, 88 and 106). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003; therefore, the required disclosures are included in the Notes to Consolidated Financial Statements.

Subsequent Events

On April 1, 2004, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three interest rate swap agreements each having a notional amount of $100.0 million. The interest rate swaps have a start date of May 10, 2004 (to coincide with the maturity dates of existing interest rate swaps of similar notional amounts) and a term of three years. The Company pays the counterparties a blended fixed rate of 2.55% per annum and receives payment based upon the floating three-month LIBOR rate.

OUTLOOK

Orders in the first quarter of 2004 were up 8% over orders in the first quarter of 2003, and were consistently strong through the months of January, February and March. However, it must be remembered that first quarter orders in 2003 were off nearly 7% from the prior year, as adverse weather conditions negatively affected the retail business, and conflicts in Afghanistan and Iraq contributed to an overall soft economic climate. For this reason, although the Company has good momentum going into the second quarter, it does not expect its sales growth to track first quarter growth rates.

The Company is currently projecting sales growth in the 4-5% range in the second quarter and diluted earnings per common share in the $0.44 to $0.48 range. This includes the effect of approximately $0.04 per diluted common share attributable to the previously announced closing of two facilities at Drexel Heritage. The Company will provide earnings guidance on a quarter-by-quarter basis until better visibility is achieved with respect to the full year 2004.

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

Item 4.   Controls and Procedures

(a)	The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report.

(b)	No change in the Company’s internal control over financial reporting has occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total	Average	Purchased as	that May Yet
	Number	Price	Part of Publicly	Be Purchased
	of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1-
January 31	--	--	--	$100,000,000

February 1-
February 29	--	--	--	100,000,000

March 1-
March 31	420,200	31.63	420,200	86,710,781
Total	420,200	$31.63	420,200	$86,710,781

        On October 24, 2002, the Company announced the authorization of a program to repurchase $100 million of its common stock over a period of 24 months. The authorization will expire on October 24, 2004.

Item 6.   Exhibits and Reports on Form 8 -K

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

	32.	Certifications of W. G. Holliman, Chief Executive Officer of the Company and
		David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C.
		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K was filed on January 21, 2004 announcing the refinancing of the
Company’s Credit Agreement, dated December 18, 2003. A Form 8-K was filed on February 3, 2004 announcing fourth quarter and full year operating results and projections of first quarter earnings per share. A Form 8-K was filed on
February 18, 2004 and amended on February 20, 2004, announcing the election of
John T. (Tom) Foy as President and Chief Operating Officer of the Company and
the nomination of John T. (Tom) Foy and Aubrey B. Patterson as directors of the
Company. A Form 8-K was filed on March 1, 2004 revising projections for the first quarter of 2004. A Form 8-K was filed on May 3, 2004 announcing first quarter operating results and projections of second quarter sales and earnings per share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

By	/s/ Steven W. Alstadt
Steven W. Alstadt
Controller and
Chief Accounting Officer

Date: May 13, 2004