Form 10-Q
period 2004-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2004-08-10
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 or

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

54,721,186 shares as of July 31, 2004

PART I FINANCIAL INFORMATION

Item 1.         Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2004.

Consolidated Balance Sheets

Consolidated Statements of Operations:

Three Months Ended June 30, 2004
Three Months Ended June 30, 2003

Six Months Ended June 30, 2004
Six Months Ended June 30, 2003

Consolidated Statements of Cash Flows:

Six Months Ended June 30, 2004
Six Months Ended June 30, 2003

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$56,550	$71,668
Receivables, less allowances of $20,440
($19,378 at December 31, 2003)	372,458	366,448
Inventories...(Note 1)	430,377	414,684
Deferred income taxes	25,602	25,563
Prepaid expenses and other current assets	11,560	7,689
Total current assets	896,547	886,052

Property, plant and equipment	680,356	673,931
Less accumulated depreciation	382,269	363,368
Net property, plant and equipment	298,087	310,563

Goodwill	183,789	183,789
Other intangible assets	169,671	169,671
Other assets	34,580	28,184
	$1,582,674	$1,578,259

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued interest expense	$1,025	$1,992
Accounts payable and other accrued expenses	184,652	180,827
Total current liabilities	185,677	182,819

Long-term debt	302,400	303,200
Deferred income taxes	78,641	69,796
Other long-term liabilities	42,445	55,542

Shareholders' equity:
Preferred stock, authorized 10,000,000
Shares, no par value - issued, none	--	--
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
Shares at June 30, 2004 and 56,277,066
shares at December 31, 2003	56,483	56,277
Paid-in capital	227,923	221,388
Retained earnings	762,760	726,932
Accumulated other comprehensive income (Note 3)	(24,090)	(31,446)
Treasury stock at cost (1,761,355 shares at
June 30, 2004 and 330,409 shares at
December 31, 2003)	(49,565)	(6,249)
Total shareholders' equity	973,511	966,902
	$1,582,674	$1,578,259

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

Net sales	$575,682	$579,612

Costs and expenses:
Cost of operations	413,728	420,557

Selling, general and administrative expenses	120,085	105,414

Depreciation and amortization	12,606	12,614

Earnings from operations	29,263	41,027

Interest expense	3,934	4,868

Other income, net	467	959

Earnings before income tax expense	25,796	37,118

Income tax expense	9,194	13,543

Net earnings	$16,602	$23,575

Net earnings per common share:

Basic	$0.30	$0.42

Diluted	$0.30	$0.42

Weighted average common shares outstanding
(Note 2):

Basic	55,301,296	55,697,528

Diluted	55,921,396	56,216,090

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

Net sales	$1,234,213	$1,193,456

Costs and expenses:
Cost of operations	884,613	857,056

Selling, general and administrative expenses	238,888	219,602

Depreciation and amortization	25,223	25,518

Earnings from operations	85,489	91,280

Interest expense	8,860	9,925

Other income, net	1,174	1,728

Earnings before income tax expense	77,803	83,083

Income tax expense	27,992	30,467

Net earnings	$49,811	$52,616

Net earnings per common share:

Basic	$0.89	$0.95

Diluted	$0.88	$0.94

Weighted average common shares outstanding
(Note 2):

Basic	55,752,228	55,675,831

Diluted	56,501,237	56,108,081

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

Cash flows from operating activities:
Net earnings	$49,811	$52,616
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	25,223	25,518
Other, net	(838)	502
Increase in receivables	(6,010)	(19,053)
Increase in inventories	(15,693)	(1,569)
Increase in prepaid expenses and other assets	(5,562)	(2,861)
Increase (decrease) in accounts payable, accrued
interest expense and other accrued expenses	4,866	(8,470)
Increase (decrease) in net deferred tax liabilities	4,647	(473)
Increase (decrease) in other long-term liabilities	(8,231)	7,654
Net cash provided by operating activities	48,213	53,864

Cash flows from investing activities:
Proceeds from the disposal of assets	4,645	157
Additions to property, plant and equipment	(14,402)	(23,745)
Net cash used by investing activities	(9,757)	(23,588)

Cash flows from financing activities:
Payments of long-term debt	(800)	(31,600)
Proceeds from the issuance of common stock	4,230	--
Payments of cash dividends	(13,983)	--
Proceeds from the issuance of treasury stock	7,478	1,177
Payments for the purchase of treasury stock	(50,499)	--
Net cash used by financing activities	(53,574)	(30,423)

Net decrease in cash and cash equivalents	(15,118)	(147)
Cash and cash equivalents at beginning of period	71,668	15,074
Cash and cash equivalents at end of period	$56,550	$14,927

Supplemental Disclosure:
Cash payments for income taxes, net	$23,650	$35,908

Cash payments for interest expense	$9,542	$9,912

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	June 30,	December 31,
	2004	2003

Finished products	$259,412	$252,582
Work-in-process	56,951	52,513
Raw materials	114,014	109,589
	$430,377	$414,684

(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Weighted average shares used
for basic net earnings per
common share	55,301,296	55,697,528	55,752,228	55,675,831
Effect of dilutive securities:
Stock options	620,100	518,562	749,009	432,250
Weighted average shares used
for diluted net earnings
per common share	55,921,396	56,216,090	56,501,237	56,108,081

(3)	Other comprehensive income is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

Net earnings	$49,811	$52,616
Other comprehensive income, net
of tax:
Financial instruments accounted
for as hedges	7,725	2,573
Foreign currency translation	(369)	227
Other comprehensive income	7,356	2,800
	$57,167	$55,416

        The components of accumulated other comprehensive income, each presented net of tax benefit, are as follows:

	June 30,	December 31,
	2004	2003

Market value of financial
instruments accounted
for as hedges	$5,087	$(2,638)
Minimum pension liability	(28,170)	(28,170)
Foreign currency translation	(1,007)	(638)
	$(24,090)	(31,446)

(4)

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and net earnings per common share would have been as follows:

June 30,	June 30,
	2004	2003	2004	2003

Net earnings - as reported	$16,602	$23,575	$49,811	$52,616

Deduct: Stock-based employee
compensation expense
determined under fair value
based method, net of
tax benefit	(1,220)	(1,405)	(2,440)	(2,776)

Net earnings - pro forma	$15,382	$22,170	$47,371	$49,840

Earnings per share-basic:
As reported	$0.30	$0.42	$0.89	$0.95
Pro forma	$0.28	$0.40	$0.85	$0.90

Earnings per share-diluted:
As reported	$0.30	$0.42	$0.88	$0.94
Pro forma	$0.28	$0.40	$0.84	$0.90

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

Service cost	$6,726	$5,761
Interest cost	12,306	11,898
Expected return on plan assets	(14,174)	(14,363)
Net amortization and deferral	1,908	2,833
	$6,766	$6,129
In the first quarter of 2004, the Company made a cash contribution of $15,000 to the defined benefit plan's trust fund. No additional contributions to the trust fund are anticipated for 2004.

(6)

The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at June 30, 2004 were $93,123. The Company believes the risk of significant loss from these lease guarantees is remote.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Furniture Brands International, Inc. (referred to herein as the "Company") is one of the largest home (residential) furniture manufacturers in the United States. The Company has four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith).

Comparison of Three Months and Six Months Ended June 30, 2004 and 2003

Selected financial information for the three months and six months ended June 30, 2004 and June 30, 2003 is presented below:

(Dollars in millions except per share data)

Three Months Ended
June 30, 2004	June 30, 2003
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$575.7	100.0%	$579.6	100.0%
Earnings from operations	29.3	5.1%	41.0	7.1%
Interest expense	4.0	0.7%	4.8	0.8%
Income tax expense	9.2	1.6%	13.6	2.3%
Net earnings	16.6	2.9%	23.6	4.1%
Net earnings per common share-diluted	0.30	--	0.42	--

Gross profit (1)	$152.0	26.4%	$148.8	25.7%

Six Months Ended
June 30, 2004	June 30, 2003
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$1,234.2	100.0%	$1,193.4	100.0%
Earnings from operations	85.5	6.9%	91.3	7.6%
Interest expense	8.9	0.7%	9.9	0.8%
Income tax expense	28.0	2.3%	30.5	2.6%
Net earnings	49.8	4.0%	52.6	4.4%
Net earnings per common share-diluted	0.88	--	0.94	--

Gross profit (1)	$329.8	26.7%	$315.4	26.4%

(1)

The Company believes that gross profit provides useful information regarding a company’s financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

Three Months Ended	Six Months Ended
June 30,	June 30,
	2004	2003	2004	2003
Net sales	$575.7	$579.6	$1,234.2	$1,193.4
Cost of operations	413.7	420.5	884.6	857.0
Depreciation (associated with
cost of goods sold)	10.0	10.3	19.8	21.0
Gross profit	$152.0	$148.8	$329.8	$315.4

Net sales for the three months ended June 30, 2004 were $575.7 million, compared to $579.6 million in the three months ended June 30, 2003, a decrease of $3.9 million or 0.7%. For the six months ended June 30, 2004, net sales increased $40.8 million or 3.4%, to $1,234.2 million from $1,193.4 million for the six months ended June 30, 2003. Beginning in late-April of the second quarter ended June 30, 2004, the same soft business environment that has characterized the residential furniture industry since mid-2000 began to return. Business remained comparatively strong at the upper-end companies (Thomasville, Henredon, Drexel Heritage), but continuing weakness in the middle-price companies (Broyhill, Lane) brought overall sales down to nearly flat for the three months ended June 30, 2004 as compared to the prior year period.

Earnings from operations for the three months ended June 30, 2004 and June 30, 2003 were $29.3 million and $41.0 million, respectively. As a percentage of net sales, earnings from operations for the three months ended June 30, 2004 and June 30, 2003 were 5.1% and 7.1%, respectively. For the six months ended June 30, 2004 and June 30, 2003, earnings from operations were $85.5 million and $91.3 million, respectively. Earnings from operations for the six months ended June 30, 2004 and June 30, 2003 were 6.9% and 7.6% of net sales, respectively. Earnings from operations in the three months and six months ended June 30, 2004 were negatively impacted by $3.7 million and $5.3 million, respectively, in restructuring and asset impairment charges attributable to the Drexel Heritage plant closings announced in January 2004 as well as a charge of $8.3 million to reflect the loss of collectibility of the receivable due from Breuners Home Furnishings Corporation, a large customer of Broyhill and Lane, which filed for bankruptcy protection shortly after the second quarter ended. Restructuring charges of $2.6 million were also included in earnings from operations for the three months and six months ended June 30, 2003.

Interest expense totaled $4.0 million and $8.9 million for the three months and six months ended June 30, 2004, respectively, compared to $4.8 million and $9.9 million for the prior year comparable periods. The decrease in interest expense for the three months ended June 30, 2004 resulted from both lower long-term debt levels and lower interest rates. The decrease in interest expense for the six months ended June 30, 2004 resulted from lower long-term debt levels. The reduction in both periods’ interest expense was partially offset by the amortization of deferred financing fees related to the Company’s refinancing of its revolving credit facility in December 2003.

The effective income tax rates were 35.6% and 36.5% for the three months ended June 30, 2004 and June 30, 2003, respectively, and 36.0% and 36.7% for the six months ended June 30, 2004 and June 30, 2003, respectively. The effective income tax rates for the three months and six months ended June 30, 2004 were favorably impacted by lower provisions for state and local income taxes compared to the prior year periods as well as by certain federal income tax credits available to the Company.

Net earnings per common share for basic and diluted were $0.30 and $0.30 for the three months ended June 30, 2004, respectively, compared with $0.42 and $0.42 for the same period last year, respectively. For the six months ended June 30, 2004 and June 30, 2003, net earnings per common share for basic and diluted were $0.89 and $0.88, respectively, and $0.95 and $0.94, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,301,000 and 55,921,000, respectively, for the three months ended June 30, 2004, and 55,698,000 and 56,216,000, respectively, for the three months ended June 30, 2003. For the six months ended June 30, 2004 and June 30, 2003, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were

55,752,000 and 56,501,000, respectively, and 55,676,000 and 56,108,000, respectively. The lower average common and common equivalent shares outstanding in 2004 versus 2003 results primarily from share repurchases made by the Company during the six months ended June 30, 2004.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at June 30, 2004 amounted to $56.6 million, compared with $71.7 million at December 31, 2003. During the six months ended June 30, 2004, net cash provided by operating activities totaled $48.2 million, net cash used by investing activities totaled $9.7 million and net cash used by financing activities totaled $53.6 million.

Working capital was $710.9 million at June 30, 2004, compared with $703.2 million at December 31, 2003. The current ratio was 4.8-to-1 at June 30, 2004 and December 31, 2003.

Financing Arrangements

As of June 30, 2004, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	2.4
$302.4

To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding. On June 30, 2004, there were $300.0 million in cash borrowings and $22.3 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of June 30, 2004, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2004, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 4.24%.

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

Subsequent Events

On July 14, 2004, the Company announced that the Breuners Home Furnishings Corporation bankruptcy filing would result in a charge to earnings of $0.09 to $0.10 per diluted common share in the second quarter of 2004. The Company reported that it expected its Broyhill and Lane operations to be listed as creditors in the Breuners bankruptcy action with a combined accounts receivable of approximately $10 million. Consistent with this announcement, in the second quarter of 2004, the Company recorded a charge of $8.3 million or $0.09 per diluted common share to reflect the loss of collectibility. The Company’s sales to Breuners in full-year 2003 were approximately $42 million, representing less than 2% of the Company’s total sales.

OUTLOOK

Although orders in the first quarter of 2004 were up 8.4% over the first quarter of 2003, orders in the second quarter of 2004 were off 2.7% against the prior year. In addition, while Broyhill and Lane are moving forward to replace the Breuners volume, which was approximately $42 million in 2003, the Company has reduced its sales expectations for the third and fourth quarters to reflect the loss of some of this business.

The Company is currently projecting sales to be flat in the third quarter and diluted earnings per common share in the $0.34 to $0.38 range. The Company will provide earnings guidance on a quarter-by-quarter basis until better visibility is achieved with respect to the full year 2004.

FORWARD-LOOKING STATEMENTS

The Company herein has made forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company’s expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment and other statements containing the words “expects,” “anticipates,”“estimates,” “believes,” and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to anticipate or respond to changes in consumer taste and fashion trends; failure to achieve projected sales; business failures of large customers; distribution and manufacturing realignments and cost savings programs; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; and impairment of goodwill and other intangible assets. Other risk factors may be listed from time to time in the

Company’s future public releases and SEC reports. Please refer to the Company’s Annual Report on Form 10-K for a more detailed explanation of the Company’s risk factors.

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

Item 4. Controls and Procedures

(a)	The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report.

(b)	No change in the Company’s internal control over financial reporting has occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases

ISSUER PURCHASES OF EQUITY SECURITIES

			Total	Approximate Dollar
	Total		Number of Shares	Value of Shares
	Number of	Average	Purchased as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

April 1-
April 30	-	-	-	$86,710,781

May 1-
May 31	1,371,400	$27.13	1,371,400	$49,501,565

June 1-
June 30	-	-	-	$49,501,565
Total	1,371,400	$27.13	1,371,400

        On October 24, 2002, the Company announced the authorization of a program to repurchase $100 million of its Common Stock over a period of 24 months. The authorization will expire on October 24, 2004.

        On August 2, 2004, the Company announced that its Board of Directors authorized the repurchase of an additional $50 million of its Common Stock over a period of 12 months. This new authority is in addition to the existing authority to repurchase $100 million of its Common Stock.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 29, 2004. The directors listed in the Notice of Annual Meeting of Stockholders dated March 25, 2004 were elected for terms of one year ending 2005 with voting for each as follows:

Director	For	Withheld
K. B. Bell	49,722,015	1,692,857
J. T. Foy	50,252,237	1,162,635
W. G. Holliman	50,281,133	1,133,739
J. R. Jordan, Jr.	49,901,730	1,513,142
D. E. Lasater	50,144,811	1,270,061
L. M. Liberman	49,055,943	2,358,929
R. B. Loynd	49,935,355	1,479,517
B. L. Martin	49,288,880	2,125,992
A. B. Patterson	50,433,630	981,242
A. E. Suter	50,462,310	952,562

Item 6.   Exhibits and Reports on Form 8-K

(a)	31

Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P.Howard, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a),as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

A Form 8-K was filed on May 3, 2004 announcing first quarter operating results and projections of second quarter earnings per share. A Form 8-K was filed on June 4, 2004 announcing projections of second quarter earnings per share. A Form 8-K was filed on July 14, 2004 announcing a charge to earnings as the result of the Breuners bankruptcy. A Form 8-K was filed on August 2, 2004 announcing second quarter and first half of 2004 operating results and projections for third quarter earnings per share and the authorization of additional common stock repurchases.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

By	/s/ Steven W. Alstadt
Steven W. Alstadt
Controller and
Chief Accounting Officer

Date: August 9, 2004