Form 10-Q
period 2004-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2004-11-12
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 or

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

            _____________________________________________________________________________
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

53,081,186 shares as of October 31, 2004

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2004.

Consolidated Balance Sheets

Consolidated Statements of Operations:

Three Months Ended September 30, 2004 Three Months Ended September 30, 2003

Nine Months Ended September 30, 2004 Nine Months Ended September 30, 2003

Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2004 Nine Months Ended September 30, 2003

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$60,436	$71,668
Receivables, less allowances of $21,313
($19,378 at December 31, 2003)	368,319	366,448
Inventories...(Note 1)	459,014	414,684
Deferred income taxes	25,557	25,563
Prepaid expenses and other current assets	9,943	7,689
Total current ssets	923,269	886,052

Property, plant and equipment	681,519	673,931
Less accumulated depreciation	391,689	363,368
Net property, plant and equipment	289,830	310,563

Goodwill	183,789	183,789
Other intangible assets	169,671	169,671
Other assets	34,081	28,184
	$1,600,640	$1,578,259

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accrued interest expense	$720	$1,992
Accounts payable and other accrued expenses	218,538	180,827
Total current liabilities	219,258	182,819

Long-term debt	302,400	303,200
Deferred income taxes	76,459	69,796
Other long-term liabilities	44,765	55,542

Shareholders’ equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	--	--
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at September 30, 2004 and 56,277,066
shares at December 31, 2003	56,483	56,277
Paid-in capital	228,029	221,388
Retained earnings	775,485	726,932
Accumulated other comprehensive income (Note 3)	(26,420)	(31,446)
Treasury stock at cost (2,901,355 shares at
September 30, 2004 and 330,409 shares at
December 31, 2003)	(75,819)	(6,249)
Total shareholders’ equity	957,758	966,902
	$1,600,640	$1,578,259

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

Net sales	$557,790	$557,420

Costs and expenses:
Cost of operations	403,020	407,746

Selling, general and administrative expenses	110,130	102,581

Depreciation and amortization	11,707	12,477

Earnings from operations	32,933	34,616

Interest expense	3,472	4,707

Other income, net	616	474

Earnings before income tax expense	30,077	30,383

Income tax expense	10,654	11,038

Net earnings	$19,423	$19,345

Net earnings per common share:

Basic	$0.36	$0.35

Diluted	$0.36	$0.34

Weighted average common shares outstanding
(Note 2):

Basic	53,977,708	55,767,852

Diluted	54,339,020	56,424,947

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

Net sales	$1,792,003	$1,750,876

Costs and expenses:
Cost of operations	1,287,633	1,264,802

Selling, general and administrative expenses	349,018	322,183

Depreciation and amortization	36,930	37,995

Earnings from operations	118,422	125,896

Interest expense	12,332	14,632

Other income, net	1,790	2,202

Earnings before income tax expense	107,880	113,466

Income tax expense	38,646	41,505

Net earnings	$69,234	$71,961

Net earnings per common share:

Basic	$1.26	$1.29

Diluted	$1.24	$1.28

Weighted average common shares outstanding
(Note 2):

Basic	55,156,403	55,706,842

Diluted	55,783,652	56,197,139

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

Cash flows from operating activities:
Net earnings	$69,234	$71,961
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	36,930	37,995
Other, net	801	597
Increase in receivables	(1,871)	(6,585)
(Increase) decrease in inventories	(44,330)	2,079
(Increase) decrease in prepaid expenses
and other assets	(8,211)	1,754
Increase in accounts payable, accrued interest
expense and other accrued expenses	38,447	1,117
Increase in net deferred tax liabilities	3,778	5,015
Decrease in other long-term liabilities	(5,542)	(1,664)
Net cash provided by operating activities	89,236	112,269

Cash flows from investing activities:
Proceeds from the disposal of assets	6,514	995
Additions to property, plant and equipment	(20,456)	(31,535)
Net cash used by investing activities	(13,942)	(30,540)

Cash flows from financing activities:
Payments of long-term debt	(800)	(71,600)
Proceeds from the issuance of common stock	4,230	--
Payments of cash dividends	(20,681)	--
Proceeds from the issuance of treasury stock	7,478	1,939
Payments for the purchase of treasury stock	(76,753)	--
Net cash used by financing activities	(86,526)	(69,661)

Net increase (decrease) in cash and cash equivalents	(11,232)	12,068
Cash and cash equivalents at beginning of period	71,668	15,074
Cash and cash equivalents at end of period	$60,436	$27,142

Supplemental Disclosure:
Cash payments for income taxes, net	$26,007	$40,095

Cash payments for interest expense	$13,177	$14,714

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	September 30,	December 31,
	2004	2003

Finished products	$277,649	$252,582
Work-in-process	51,679	52,513
Raw materials	129,686	109,589
	$459,014	$414,684
(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Weighted average shares used
for basic net earnings per
common share	53,977,708	55,767,852	55,156,403	55,706,842
Effect of dilutive securities:
Stock options	361,312	657,095	627,249	490,297
Weighted average shares used
for diluted net earnings
per common share	54,339,020	56,424,947	55,783,652	56,197,139
(3)	Other comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net earnings	$19,423	$19,345	$69,234	$71,961
Other comprehensive income,
net of tax:
Financial instruments
accounted for as hedges	(2,355)	1,872	5,370	4,445
Foreign currency translation	25	(343)	(344)	(116)
Other comprehensive income	(2,330)	1,529	5,026	4,329
	$17,093	$20,874	$74,260	$76,290

The components of accumulated other comprehensive income, each presented net of tax benefit, are as follows:

	September 30,	December 31,
	2004	2003

Market value of financial
instruments accounted
for as hedges	$2,732	$(2,638)
Minimum pension liability	(28,170)	(28,170)
Foreign currency translation	(982)	(638)
	$(26,420)	$(31,446)

(4)

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and net earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net earnings - as reported	$19,423	$19,345	$69,234	$71,961

Deduct: Stock-based employee
compensation expense
determined under fair value
based method, net of
tax benefit	(1,220)	(1,393)	(3,660)	(4,169)

Net earnings - pro forma	$18,203	$17,952	$65,574	$67,792

Earnings per share-basic:
As reported	$0.36	$0.35	$1.26	$1.29
Pro forma	$0.34	$0.32	$1.19	$1.22

Earnings per share-diluted:
As reported	$0.36	$0.34	$1.24	$1.28
Pro forma	$0.34	$0.32	$1.18	$1.22

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
Service cost	$10,087	$8,641
Interest cost	18,458	17,846
Expected return on plan assets	(21,260)	(21,544)
Net amortization and deferral	2,759	1,986
	$10,044	$6,929

In the first quarter of 2004, the Company made a cash contribution of $15,000 to the defined benefit plan’s trust fund. No additional contributions to the trust fund are anticipated for 2004.

(6)

The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at September 30, 2004 were $95,899. The Company believes the risk of significant loss from these lease guarantees is remote.

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

Comparison of Three Months and Nine Months Ended September 30, 2004 and 2003

Selected financial information for the three months and nine months ended September 30, 2004 and September 30, 2003 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	September 30, 2004		September 30, 2003
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$557.8	100.0%	$557.4	100.0%
Earnings from operations	32.9	5.9%	34.6	6.2%
Interest expense	3.4	0.6%	4.7	0.8%
Income tax expense	10.6	1.9%	11.0	2.0%
Net earnings	19.4	3.5%	19.3	3.5%
Net earnings per common share-diluted	0.36	--	0.34	--

Gross profit (1)	$145.6	26.1%	$139.5	25.0%

	Nine Months Ended
	September 30, 2004		September 30, 2003
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$1,792.0	100.0%	$1,750.9	100.0%
Earnings from operations	118.4	6.6%	125.9	7.2%
Interest expense	12.3	0.7%	14.6	0.8%
Income tax expense	38.6	2.2%	41.5	2.4%
Net earnings	69.2	3.9%	72.0	4.1%
Net earnings per common share-diluted	1.24	--	1.28	--

Gross profit (1)	$475.4	26.5%	$455.0	26.0%

(1)	The Company believes that gross profit provides useful information regarding a company's financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$557.8	$557.4	$1,792.0	$1,750.9
Cost of operations	403.0	407.8	1,287.6	1,264.8
Depreciation (associated with
cost of goods sold)	9.2	10.1	29.0	31.1
Gross profit	$145.6	$139.5	$475.4	$455.0

Net sales for the three months ended September 30, 2004 were $557.8 million, compared to $557.4 million in the three months ended September 30, 2003, an increase of $0.4 million or 0.1%. For the nine months ended September 30, 2004, net sales increased $41.1 million or 2.3%, to $1,792.0 million from $1,750.9 million for the nine months ended September 30, 2003. The Company saw positive order trends at its upper-end companies (Thomasville, Henredon, Drexel Heritage and Maitland-Smith) through the first half of this year, offset largely by negative trends at its middle-price companies (Broyhill and Lane). During the third quarter, and particularly in September, the strength at the upper-end companies moderated somewhat. As a result, sales for the first nine months of the year were only modestly above those of the comparable period last year. The Company expects these inconsistent business patterns to continue until distractions and uncertainties associated with the upcoming elections, the high price of oil, the hostilities in the Middle East, and fluctuations in the stock market are resolved.

Earnings from operations for the three months ended September 30, 2004 and September 30, 2003 were $32.9 million and $34.6 million, respectively. As a percentage of net sales, earnings from operations for the three months ended September 30, 2004 and September 30, 2003 were 5.9% and 6.2%, respectively. For the nine months ended September 30, 2004 and September 30, 2003, earnings from operations were $118.4 million and $125.9 million, respectively. Earnings from operations for the nine months ended September 30, 2004 and September 30, 2003 were 6.6% and 7.2% of net sales, respectively. Earnings from operations in the three months ended September 30, 2004 included restructuring and asset impairment charges of $1.6 million attributable to the closing of a Henredon case goods plant announced in September 2004. The comparable period in 2003 included restructuring charges of $2.2 million. Earnings from operations in the nine months ended September 30, 2004 were negatively impacted by $6.9 million in restructuring and asset impairment charges attributable to the Drexel Heritage plant closings announced in January 2004 and the closing of the Henredon case goods plant as well as a charge of $8.3 million to reflect the loss of collectibility of the receivable due from Breuners Home Furnishings Corporation, which filed for bankruptcy protection in July of this year. Restructuring charges of $4.9 million were also included in earnings from operations for the nine months ended September 30, 2003.

Interest expense totaled $3.4 million and $12.3 million for the three months and nine months ended September 30, 2004, respectively, compared to $4.7 million and $14.6 million for the prior year comparable periods. The decrease in interest expense for the three months and nine months ended September 30, 2004 resulted from both lower long-term debt levels and lower interest rates. The reduction in both periods' interest expense was partially offset by the amortization of deferred financing fees related to the Company's refinancing of its revolving credit facility in December 2003.

The effective income tax rates were 35.4% and 36.3% for the three months ended September 30, 2004 and September 30, 2003, respectively, and 35.8% and 36.6% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The effective income tax rates for the three months and nine months ended September 30, 2004 were favorably impacted by lower provisions for state and local income taxes compared to the prior year periods as well as by certain federal income tax credits available to the Company.

Net earnings per common share for basic and diluted were $0.36 and $0.36 for the three months ended September 30, 2004, respectively, compared with $0.35 and $0.34 for the same period last year, respectively. For the nine months ended September 30, 2004 and September 30, 2003, net earnings per common share for basic and diluted were $1.26 and $1.24, respectively, and $1.29 and $1.28, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 53,978,000 and 54,339,000, respectively, for the three months ended September 30, 2004, and 55,768,000 and 56,425,000, respectively, for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and September 30, 2003, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 55,156,000 and 55,784,000, respectively, and 55,707,000 and 56,197,000, respectively. The lower average common and common equivalent shares outstanding in 2004 versus 2003 results primarily from share repurchases made by the Company during the three and nine months ended September 30, 2004.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at September 30, 2004 amounted to $60.4 million, compared with $71.7 million at December 31, 2003. During the nine months ended September 30, 2004, net cash provided by operating activities totaled $89.2 million, net cash used by investing activities totaled $14.0 million and net cash used by financing activities totaled $86.5 million.

Working capital was $704.0 million at September 30, 2004, compared with $703.2 million at December 31, 2003. The current ratio was 4.2-to-1 at September 30, 2004 compared to 4.8-to-1 at December 31, 2003.

Financing Arrangements

As of September 30, 2004, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	2.4
$302.4

To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 2004, there were $300.0 million in cash borrowings and $21.2 million in letters of credit outstanding.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of September 30, 2004, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At September 30, 2004, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 3.71%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosure about Pension and Other Postretirement Benefits (an amendment of SFAS Nos. 87, 88 and 106). This statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement is effective for financial statements with fiscal years ending after December 15, 2003; therefore, the required disclosures are included in the Notes to Consolidated Financial Statements.

OUTLOOK

The Company has reduced its sales expectations for the fourth quarter to reflect the current weakness in incoming orders. The Company now expects sales to be down in the 3% - 4% range in the fourth quarter compared to the same period of 2003, and diluted net earnings per common share to be in the $0.36 to $0.40 range, which includes $0.02 per diluted common share in restructuring costs attributable to the closing of Henredon's Spruce Pine plant.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Currently, interest rate swaps fix the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on the Company's net earnings.

Item 4.    Controls and Procedures

(a)	The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report.

(b)	No change in the Company's internal control over financial reporting has occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of	Average	as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

July 1-31	--	--	--	$99,501,565

August 1-31	1,140,000	$23.03	1,140,000	$73,247,365

September 1-30	--	--	--	$73,247,365

Total	1,140,400	$23.03	1,140,000

        On October 24, 2002, the Company’s Board of Directors authorized a program to repurchase $100 million of its Common Stock over a period of 24 months. As of September 30, 2004 a total of 2,931,600 shares have been purchased under this authorization at a total cost of $76,752,635. This authorization expired on October 24, 2004, at which time 3,431,600 shares had been purchased at a total cost of $88,800,842.

        On July 27, 2004, the Company’s Board of Directors authorized the repurchase of an additional $50 million of its Common Stock over a period of 12 months. As of September 30, 2004 no shares have been purchased under this authorization.

Item 6.	Exhibits

(a) 31	Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)
By	/s/ Steven W. Alstadt
Steven W. Alstadt
Controller and
Chief Accounting Officer

Date: November 12, 2004

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of W. G. Holliman, Chief Executive Officer of the Company and David P. Howard, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.