Form 10-K
period 2004-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2005-03-15
CIK 50957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 or

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

                                                                                     None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes X         No_____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)     Yes X         No_____

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes X         No_____

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $1,363,217,700.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

56,482,541 shares as of February 28, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
           of Stockholders on April 28, 2005.................................................................  Part III

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

On June 24, 2004, the Company announced that, effective immediately, the Pearson Company operations will report through Henredon Furniture Industries, Inc. rather than through Thomasville Furniture Industries, Inc.

On September 3, 2004, the Company announced, effective October 30, 2004, the appointment of Stephen K. McKee as Chief Executive Officer of Henredon Furniture Industries, Inc., a subsidiary of the Company.

On January 28, 2005, the Company announced, effective February 7, 2005, the appointment of Denise L. Ramos as Senior Vice President, Treasurer and Chief Financial Officer of the Company.

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

UPHOLSTERY
PRICE				RECLINER/
CATEGORY	CASE GOODS	OCCASIONAL	STATIONARY	MOTION	ACCESSORIES

PREMIUM	Henredon	Henredon	Henredon		Maitland-Smith
	Drexel Heritage	Drexel Heritage	Drexel Heritage
	Maitland-Smith	Maitland-Smith	Maitland-Smith
	Hickory Chair	Hickory Chair	Hickory Chair
Pearson

BEST	Thomasville	Thomasville	Thomasville	Thomasville
	Drexel Heritage	Drexel Heritage	Drexel Heritage
	Broyhill	Broyhill	Broyhill
	HBF		HBF

BETTER	Drexel Heritage	Drexel Heritage	Drexel Heritage	Lane
	Lane	Lane	Lane	Broyhill
	Broyhill	Broyhill	Broyhill

GOOD	Broyhill	Broyhill	Broyhill	Broyhill
	Lane	Lane	Lane	Lane

PROMOTIONAL	Founders
Vignettes

RTA	Creative
Interiors

BROYHILL FURNITURE INDUSTRIES

Broyhill produces collections of medium-priced bedroom, dining room and living room furniture aimed at middle-income consumers. Broyhill's wood furniture offerings consist of bedroom, dining room and living room furniture, occasional tables, accent items, free-standing home entertainment centers and home office furniture. Upholstered products include sofas, sleep sofas, loveseats, sectionals, chairs, and fully reclining furniture all offered in a variety of fabrics and leathers. Broyhill's residential furniture divisions produce a wide range of furnishings in country, traditional, European, contemporary and lifestyle designs.

The widely recognized Broyhill trademarks include Broyhill and Broyhill Indulgence. The flagship Broyhill product line concentrates on living room, bedroom, dining room, upholstered and occasional furniture designed for the "good" and "better" price categories. The Broyhill Indulgence product line enjoys an excellent reputation for highly styled, case goods and upholstery collections in the "best" price category.

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

Laneventure manufactures and markets wicker, rattan, bamboo, exposed aluminum and teak furniture, tables, occasional wood pieces and two lines of upholstered furniture under the Laneventure brand name. One line is comprised of contemporary and modern upholstered furniture and metal and glass occasional and dining room tables, and the other is comprised of traditional and contemporary upholstered furniture, primarily sofas, loveseats, chairs and ottomans. Laneventure also manufactures outdoor and patio furniture featuring fast drying upholstered cushions under the sub-brand name WeatherMaster, which has developed significant consumer acceptance.

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

Henredon manufactures and markets living room, bedroom, dining room, occasional and upholstered furniture in the premium price category. Henredon markets its furniture in 14 collections and is the furniture licensee for the Ralph Lauren Home Collection and Historic Natchez. Henredon is an industry style and fashion leader and provides the consumer with unique and distinct products ranging from contemporary to traditional. An agreement was signed in 2003 to launch the Barbara Barry brand in 2005.

Hickory Chair, an operating division of Henredon, manufactures and markets traditional styles of upholstered furniture, dining room and bedroom collections and occasional tables in the "premium" price categories. The Hickory Chair division has been crafting fine reproductions of 18th century furniture for over 80 years. For example, Hickory Chair offers the James River collection which features reproductions of fine furnishings from Virginia plantations, and the Mount Vernon collection, which features reproductions from George Washington's home. In October 2000, Hickory Chair introduced its Thomas O'Brien collection, which includes upholstery, chairs, tables, beds and cabinetry in O'Brien's acclaimed "warm modernist" style.

Pearson, an operating division of Henredon, has been manufacturing and selling contemporary and traditional styles of finely tailored upholstered furniture including sofas, loveseats, chairs and ottomans for over 50 years. Pearson furniture sells in the "premium" price category and is distributed to high-end furniture stores and interior designers.

Drexel Heritage launched its new tri-branding strategy in 2002, marketing case goods and upholstered furniture under three distinct brands: Heritage, Drexel and dh. The price categories range from "mid to upper premium," targeting female consumers from 27-year-olds to 50-plus, with beautifully made and designed products. Furniture styles range from French and European traditional to contemporary and transitional. Drexel Heritage also manufactures and markets a line of sophisticated and elegant upholstery and case goods under the Lillian August brand and produces furniture for the hospitality and government markets. Drexel Heritage currently produces approximately 25 collections with four to six new collections offered each year.

Maitland-Smith is a leading designer and manufacturer of "premium" hand crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials, including distinctive leather, fancy faced veneer, stone and hand-painted metal. Maitland-Smith markets under the Maitland-Smith and LaBarge brand names. The Maitland-Smith brand is inspired by designs from the master craftsmen of 17th, 18th and 19th century England. The LaBarge brand name emphasizes Continental European design in mirrors and occasional furniture.

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

The Company’s breadth of product and national scope of distribution enable it to effectively service national retailers such as J.C. Penney and key regional retailers such as Havertys, Raymour & Flanigan, Bloomingdale’s, Marshall Field’s, Dillard’s, Baer’s and Kittle’s. The consolidation of the retail residential furniture industry has made access to distribution channels an important competitive advantage for manufacturers. The Company has developed dedicated distribution channels by expanding its gallery programs and the network of independent dealer-owned dedicated retail locations, such as Thomasville Home Furnishings Stores, Drexel Heritage Home Inspiration Stores, Lane Home Furnishing Stores, and Broyhill Home Collections Stores. The Company primarily distributes its products through a diverse network of independently owned retail locations, which includes 229 freestanding stores, 1,088 galleries and 768 furniture centers.

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

Thomasville Home Furnishings Stores, Drexel Heritage Home Inspiration Stores, Lane Home Furnishings Stores and Broyhill Home Collections Stores are primarily dealer-owned, free-standing retail locations that exclusively feature Thomasville, Drexel Heritage, Lane and Broyhill furniture, respectively. The Company believes distributing its products through dedicated, single-branded stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

Showrooms for the national furniture market are located in Thomasville and High Point, North Carolina and for regional markets in Atlanta, Georgia; Chicago, Illinois; San Francisco, California; and Tupelo, Mississippi.

BROYHILL FURNITURE INDUSTRIES

Broyhill distribution is focused on major national or regional chains and dedicated distribution - free-standing Broyhill Home Collections Stores, Broyhill Furniture Showplaces and Broyhill Showcase Galleries. Each dealer in the Broyhill Showcase Gallery, Broyhill Furniture Showplace and Broyhill Home Collections Store programs owns the Gallery, Showplace or Home Collections Store and the Broyhill furniture inventory.

The Broyhill Showcase Gallery program began in 1983 and now involves 255 domestic and international participating dealer locations. A Broyhill Showcase Gallery consists of a minimum of 7,500 square feet of Broyhill furniture displayed in complete and fully accessorized room settings. Introduced in 2001 as a higher level of dedicated distribution, the Broyhill Furniture Showplace program now numbers 72 locations owned and operated by retail dealers who commit a minimum of 10,000 square feet of display space to Broyhill products. In 2003, Broyhill introduced the Broyhill Home Collections freestanding store concept for retail dealers who, as of January 2, 2005, commit a minimum of 15,000 square feet of display space to Broyhill products in a single-branded environment. In 2004, Broyhill opened eight Broyhill Home Collections Stores bringing the total to 9 of which one is Company-owned. Comprehensive merchandising, design, marketing and advertising support programs are provided for all three dedicated distribution programs.

For the retailer that is currently not a participant in the Showcase Gallery, Furniture Showplace or Home Collections Store programs, Broyhill offers the Broyhill Furniture Center Program. This concept, initiated in 1987, is designed to strengthen Broyhill's relationship with these retailers by assisting them in overcoming some of the significant difficulties in running an independent furniture business. The 768 participating retailers in the Broyhill Furniture Center Program commit to a minimum of at least 2,500 square feet devoted exclusively to Broyhill products arranged in gallery-type room settings. This program includes additional marketing, design and advertising assistance. The Company seeks to develop these Furniture Center relationships so that some of these retailers may become participants in the Broyhill Showcase Gallery, Broyhill Furniture Showplace or Broyhill Home Collections Store programs.

LANE FURNITURE INDUSTRIES

Lane distributes its products nationally and internationally through a well-established network of approximately 9,000 retail locations. A diverse distribution network is utilized in keeping with Lane's strategy of supplying customers with highly specialized products in selected niche markets. This distribution network primarily consists of independent furniture stores, regional chains such as Havertys and Art Van, and department store companies such as J.C. Penney, May Department Stores, Federated Department Stores and Dillard's Department Stores.

Lane has established specialty gallery programs with 501 participating dealers. This includes 396 dealer-owned Comfort Showcase Galleries and 91 Comfort Furnishings Galleries established by Lane's Upholstery division. These galleries average approximately 3,000 square feet of retail space specifically dedicated to the display, promotion and sale of Lane upholstery and wood products. Lane is developing its own single-branded stores program through independent retailers to complement but not compete with their existing distribution networks. Lane currently has 14 such stores, two of which are company-owned.

THOMASVILLE FURNITURE INDUSTRIES

Thomasville products are offered at 431 retail locations, including 144 Thomasville Galleries, 157 Thomasville Home Furnishings Stores of which five are Company-owned and 130 authorized dealers. The Thomasville Gallery concept was initiated in 1983. Thomasville Galleries have an average 7,500 square feet of retail space specifically dedicated to the display, promotion and sale of Thomasville products. The first Thomasville Home Furnishings Store opened in 1988. The typical Thomasville Home Furnishings Store is a 13,000 square foot, independently-owned store offering a broad range of Thomasville products, presented in a home-like setting by specially trained salespersons.

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

HDM FURNITURE INDUSTRIES

Henredon distributes its products through a network of approximately 450 fine furniture dealers, department stores and wholesale showrooms in this country and abroad. The Ralph Lauren Home Collection is also distributed through Polo Ralph Lauren retail stores. The typical Henredon display is 3,000 to 8,000 square feet. Henredon dealers include Louis Shanks of Texas, Gabberts, Kittle’s, Boyles, Robb & Stucky, Treasures, Marshall Field’s, Rich’s, Lazarus, Macy’s West and Dillard’s. Hickory Chair distributes through premium-quality dealers including 30 gallery locations as well as through Henredon’s Interior Design showrooms. Henredon opened its first free standing, independently-owned store in 2003 and plans to expand this channel of distribution over the next 3 years. Henredon also opened two new wholesale showrooms during 2003 in New York and Chicago and now operates 8 wholesale to the trade showrooms. Pearson distributes its products primarily through premium-quality dealers and the interior design trade.

Drexel Heritage products are offered at 608 independently-owned retail locations, including 68 Drexel Heritage galleries, 46 dedicated Drexel Heritage Home Inspiration stores, one of which is Company-owned and 494 authorized dealers. Drexel Heritage galleries have an average of 6,500 square feet of dedicated space. The typical Drexel Heritage Home Inspiration store is a 14,000 square foot independently-owned store offering a broad range of Drexel Heritage products, presented in a home-like setting by a salesperson or design consultant.

Maitland-Smith distributes its products nationally and internationally through a well-established network of high-end retail furniture stores, designer showrooms, antique dealers and specialty gift stores. The dealers are selected to preserve and enhance the prestige and reputation of the Maitland-Smith brand names.

MARKETING AND ADVERTISING

Advertising is used to increase consumer awareness of the Company's brand names and is targeted to specific consumer segments through national and regional television as well as leading shelter and other popular magazines such as Better Homes and Gardens, Good Housekeeping and Architectural Digest. Each operating company uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. Each operating company seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each operating company's toll-free telephone number. Extensive use of Internet web-based technology for customer and consumer awareness and service is also used by each operating company.

BROYHILL FURNITURE INDUSTRIES

Broyhill's advertising programs focus on translating its strong consumer awareness into increased sales. Broyhill's current marketing strategy features a national print advertising program and traditional promotional programs such as dealer-based promotions including product mailings, local television, newspaper and brochures. The national print advertising program, which consists of multi-page layouts, is designed to appeal to the consumer's desire for decorating assistance and increased confidence in making the decision to purchase a big ticket product such as furniture. These advertisements are run in publications such as Good Housekeeping and Better Homes and Gardens which appeal to Broyhill's consumer base. An extensive public relations campaign also exposes Broyhill products in leading magazine and newspaper editorial features.

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

THOMASVILLE FURNITURE INDUSTRIES

Thomasville’s current advertising appears on national network and cable television during peak promotional periods. The campaign emphasizes Thomasville’s fashion and quality leadership through the use of dramatic commercials featuring individual, high quality wood and upholstery pieces. National cable networks include A&E, Lifetime, HGTV, Food, The Travel Channel and TLC.

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

Thomasville's other divisions (Founders and Creative Interiors) use or participate in various advertising publications throughout the year.

HDM FURNITURE INDUSTRIES

Henredon’s national advertising is focused in magazines such as Architectural Digest and House & Garden. Henredon produces full color catalogs in support of each collection and maintains a web site which provides the consumer the opportunity to view all current collections, order catalogs and locate dealers in their local trading areas.

Drexel Heritage offers a fully integrated marketing program that includes national brand advertising and a full calendar of promotional events. These events include themed promotional concepts, selected product discounts, cooperative advertising support and a complete advertising marketing portfolio. This portfolio includes national branded television commercials, dealer television commercials, consumer sales circulars, direct mail postcards, newspaper advertisements, radio commercials, in-store events and a complete in-store point of sale package.

Maitland-Smith has chosen to do little advertising over the years. This approach has created an aura of mystique around the brand that adds to its charm and has worked well within its dealer base. Promotional activities with dealers are designed to preserve and enhance Maitland-Smith's brand name in the home furnishings industry.

MANUFACTURING

Broyhill operates 13 finished case goods and upholstery production and warehouse facilities totaling approximately 4.6 million square feet. All finished good plants are located in North Carolina. Broyhill pioneered the use of mass production techniques in the furniture industry and by utilizing longer production runs achieves economies of scale.

Lane operates 8 upholstery production and warehouse facilities in Mississippi and North Carolina totaling over 3.7 million square feet. Significant capital expenditures have been made to acquire technologically advanced manufacturing equipment, which has increased factory productivity as well as capacity.

Thomasville manufactures or assembles its products at 12 finished case goods and upholstery production and warehouse facilities located in North Carolina and Virginia, totaling approximately 4.4 million square feet.

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

Henredon manufactures in 6 case goods and upholstery production and warehouse facilities encompassing approximately 2.2 million square feet all located in North Carolina. Henredon is a leader in cellular manufacturing which allows for the efficient production of relatively small production runs.

Drexel Heritage operates 4 case goods and upholstery production and warehouse facilities that total approximately 1.3 million square feet. All facilities are located in western North Carolina except for an upholstery plant located in High Point, North Carolina. Each facility is specialized to manufacture premium quality furniture in a cellularized manufacturing environment.

Maitland-Smith and LaBarge products are manufactured at facilities in the Philippines and Indonesia and by selected sub-contractors located throughout Asia, Italy and Mexico. Each production facility utilizes specialized craftsmen to produce premium home furnishings products.

RAW MATERIALS AND SUPPLIERS

The raw materials used by the Company in manufacturing its products include lumber, veneers, plywood, fiberboard, particleboard, steel, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics, leathers, metals, stone, synthetics and upholstered filling material (such as synthetic fibers, foam padding and polyurethane cushioning). The various types of wood used in the Company's products include cherry, oak, maple, pine, pecan, mahogany, alder, ash, poplar, and teak which are purchased both domestically and abroad. Fabrics, leathers and other raw materials are purchased both domestically and abroad. Management believes that its supply sources for these materials are adequate.

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

ENVIRONMENTAL MATTERS

The Company is subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act ("Superfund"). Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, the Company closely monitors environmental performance at all of its facilities. The Company believes it is in substantial compliance with all environmental laws. While the Company may be required to make capital investments from time to time at some of its facilities to ensure compliance, the Company believes it will continue to meet all applicable requirements in a timely fashion and that the cost required to meet these requirements will not materially affect its financial condition or its results of operations.

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

COMPETITION

The residential furniture manufacturing industry is highly competitive. The Company's products compete with products made by a number of furniture manufacturers, including La-Z-Boy Incorporated, Ethan Allen Interiors Inc. and Ashley Furniture Industries, Inc., as well as approximately 600 smaller producers. The elements of competition include pricing, styling, quality and marketing.

EMPLOYEES

As of December 31, 2004, the Company employed approximately 17,800 full-time employees. None of the Company's employees is represented by a union.

BACKLOG

The combined backlog of the Company's operating companies as of December 31, 2004 was approximately $275 million compared to approximately $312 million as of December 31, 2003.

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

Although the Company has no customers who individually represent 10% or more of its total annual sales, the possibility of business failures of large customers could result in a decrease in its future sales and earnings in that these sales are difficult to replace. For example, in 2004 the bankruptcy filing of Breuner's resulted in a charge to earnings of 9 cents per diluted share.

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

Fluctuations in the price, availability and quality of the raw materials that the Company uses in manufacturing residential furniture could have a negative effect on its cost of sales and ability to meet the demands of customers (retailers). Inability to meet the demands of customers could result in the loss of future sales. The Company uses various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. The costs to manufacture furniture depend in part on the market prices of the raw materials used to produce the furniture. The Company may not be able to pass along to its customers all or a portion of the costs of higher raw materials due to competitive and marketing pressures. For example, in 2004 the price of steel increased by 88%.

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

Accounting rules require that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. The Company has substantial goodwill and other intangible assets which based upon the outcome of the annual test could result in the write-down of all or a portion of these assets and a corresponding reduction in earnings and net worth.

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

The Company's growth strategy requires it to open a significant number of new stores each year. If the Company and its dealers are not able to open new stores or effectively manage the growth of these stores, the Company's ability to grow and its profitability could be adversely affected.

The Company's growth in part depends on the ability of the Company and its dealers to open and operate new stores successfully. The Company and its dealers opened a net total of 39 stores in fiscal 2004. In fiscal 2005, the Company and its dealers plan to open a total of 59 single brand stores and anticipates further store openings in subsequent years. The ability of the Company and its dealers to identify and open new stores in desirable locations and operate such new stores profitably is a factor in the Company's ability to grow successfully. Increased demands on the Company's operational, managerial and administrative resources could cause the Company to operate its business less effectively, which in turn could cause deterioration of its profitability.

INTERNET ACCESS

Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company’s Internet web site as soon as reasonably practicable after electronically filed with, or furnished to, the Securities & Exchange Commission. The Company’s website can be accessed at www.furniturebrands.com.

ITEM 2.     Properties

The Company owns or leases the following principal plants, offices and warehouses.

Division/Location	Type of Facility	Floor Space	Owned or Leased
		(sq.ft.)

Furniture Brands:
St. Louis, MO	Headquarters	26,800	Leased

Broyhill:
Lenoir, NC	Headquarters	136,000	Owned
Lenoir, NC	Case goods plant/warehouse	312,632	Owned
Lenoir, NC	Case goods plant/warehouse	628,000	Owned
Lenoir, NC	Case goods plant/warehouse	419,000	Owned
Lenoir, NC	Case goods plant/warehouse	390,020	Owned/Leased
Lenoir, NC	Case goods plant/warehouse	772,757	Owned
Rutherfordton, NC	Upholstery plant/warehouse	433,597	Owned
Lenoir, NC	Upholstery plant/warehouse	252,380	Owned
Taylorsville, NC	Upholstery plant/warehouse	212,754	Owned
Rutherfordton, NC	Warehouse	575,656	Owned
Lenoir, NC	Warehouse	96,000	Owned
Lenoir, NC	Warehouse	252,250	Leased
Lenoir, NC	Warehouse	205,964	Leased
Chino, CA	Warehouse	79,456	Leased

Drexel Heritage:
Hildebran, NC	Case goods plant	360,710	Owned
Morganton, NC	Upholstery plant	144,869	Owned
High Point, NC	Upholstery plant	280,650	Owned
Morganton, NC	Warehouse/offices	513,800	Owned
High Point, NC	Headquarters/showroom	100,000	Owned

Henredon:
Morganton, NC	Headquarters/
	casegoods plant/warehouse	898,690	Owned
High Point, NC	Upholstery plant	125,803	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Hickory, NC	Upholstery plant/warehouse	519,011	Owned
High Point, NC	Upholstery plant/warehouse	178,500	Owned
Marion, NC	Warehouse	400,000	Leased

Division/Location	Type of Facility	Floor Space	Owned or Leased
		(sq.ft.)

Lane:
Tupelo, MS	Headquarters/
	upholstery plant/warehouse	715,951	Owned
Saltillo, MS	Upholstery plant/warehouse	830,200	Owned
Verona, MS	Upholstery plant/warehouse	423,392	Owned
Pontotoc, MS	Upholstery plant/warehouse	358,652	Owned
Wren, MS	Warehouse	494,813	Leased
High Point, NC	Plant	187,162	Owned
Conover, NC	Upholstery plant	351,015	Owned
Conover, NC	Upholstery plant/warehouse	347,500	Owned

Maitland-Smith:
High Point, NC	Headquarters/warehouse	220,000	Leased
Cebu, Philippines	Case goods plant	578,586	Owned
Semarang, Indonesia	Plant/warehouse	145,199	Leased

Thomasville:
Thomasville, NC	Headquarters/ Showroom	256,000	Owned
Thomasville, NC	Case goods plant/warehouse	373,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Thomasville, NC	Case goods plant	309,850	Owned
Lenoir, NC	Case goods plant/warehouse	828,000	Owned
Troutman, NC	Upholstery plant	238,200	Owned
Conover, NC	Upholstery plant	123,200	Owned
Hickory, NC	Upholstery plant	58,700	Owned
Hickory, NC	Upholstery plant/warehouse	209,800	Leased
Thomasville, NC	Warehouse	731,000	Owned
Appomattox, VA	Case goods plant/warehouse	829,800	Owned
Carysbrook, VA	Case goods plant	189,000	Owned
Hickory, NC	Case goods/upholstery	211,391	Owned
	plant/warehouse

The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing revenue bonds. The Company believes its properties are generally well maintained, suitable for its present operations and adequate for current production requirements. Productive capacity and extent of utilization of the Company’s facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product that is being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, the Company estimates that overall its production facilities were utilized during 2004 at a moderate level of productive capacity and believes that in conjunction with its import capabilities the Company’s facilities have the capacity, if necessary, to expand production to meet anticipated product requirements.

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

The Company is also subject to regulation regarding environmental matters, and is a party to certain actions related thereto. For information regarding environmental matters, see “Item 1. Business – Environmental Matters.”

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.     Market for The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market Information

Shares of the Company’s Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for the Company’s Common Stock on the New York Stock Exchange are included in Note 13 to the consolidated financial statements of the Company.

Holders

As of February 28, 2005, there were approximately 1,700 holders of record of Common Stock.

Dividends

The Company began paying cash dividends on its Common Stock during the fourth quarter of 2003. The current rate is $0.15 per share per quarter. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated herein by reference: “Consolidated Statement of Cash Flows”, “Consolidated Statement of Shareholders’ Equity and Comprehensive Income,” and Note 13, “Quarterly Financial Information (Unaudited)” in Item 8. Financial Statements and Supplementary Data.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of December 31, 2004:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securitiesreflected
Plan Category	warrants and rights	warrants and rights	in column (1))
	(a)	(b)
Equity compensation
plans approved by
security holders (1)	3,965,481	$22.70	1,808,975

Equity compensation
plans not approved
by security holders	--	--	--

Total	3,965,481	$22.70	1,808,975

(1)

 Includes the Company’s 1992 Stock Option Plan and 1999 Long-Term Incentive Plan. Included in column (a) are 47,000 shares of restricted common stock that have been awarded and that vest over a period from 3 to 5 years. These shares of restricted common stock were disregarded for purposes of computing the weighted-average exercise price in column (b).

Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted shares of Company common stock, as described under “Compensation of Board of Directors” in the 2005 Proxy Statement, hereby incorporated by reference. These shares are purchased in open-market transactions.

Annually, Lane Furniture Industries, Inc., a subsidiary of the Company, awards a limited number of shares of Company common stock to a few of its truck drivers as safety awards. 345 shares of the Company’s common stock were issued as safety awards in 2004. These shares are purchased in open market transactions.

Information regarding the 1992 Stock Option Plan and 1999 Long-Term Incentive Plan set forth in Note 7 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

(c)     Repurchase Of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of	Average	as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

October 1-31	500,000	$24.10	500,000	$50,000,000

November 1-30	-	-	-	$50,000,000

December 1-31	-	-	-	$50,000,000

Total	500,000	$24.10	500,000

        On October 24, 2002, the Company’s Board of Directors authorized a program to repurchase $100 million of its Common Stock over a period of 24 months. This authorization expired on October 24, 2004, at which time 3,431,600 shares had been purchased at a total cost of $88,800,842.

        On July 27, 2004, the Company’s Board of Directors authorized the repurchase of an additional $50 million of its Common Stock over a period of 12 months. As of December 31, 2004 no shares have been purchased under this authorization.

Item 6.     Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

(Dollars in thousands	Year Ended December 31,
except per share data)	2004	2003	2002	2001	2000

Summary of operations:
Net sales (1)	$2,447,430	$2,434,130	$2,458,836	$1,940,515	$2,160,050
Gross profit	628,543	614,776	633,558	466,794	546,859
Interest expense	15,314	19,384	21,732	21,984	36,389
Earnings before income tax
expense and extraordinary item	142,640	149,224	184,424	87,694	165,997
Income tax expense	51,073	54,651	65,593	29,664	57,574
Earnings before extraordinary item	91,567	94,573	118,831	58,030	108,423
Extraordinary item	-	-	-	-	(2,522)
Net earnings	$ 91,567	$ 94,573	$ 118,831	$ 58,030	$ 105,901

Per share of Common Stock
- diluted:
Earnings before extraordinary item	$ 1.66	$ 1.68	$ 2.11	$ 1.13	$ 2.15
Extraordinary item	-	-	-	-	(0.05)
Net earnings	$ 1.66	$ 1.68	$ 2.11	$ 1.13	$ 2.10
Dividends	$ 0.525	$ 0.125	-	-	-

Weighted average common shares
- diluted (in thousands)	55,220	56,256	56,387	51,325	50,443

Other information:
Working capital	$ 711,115	$ 703,233	$ 652,095	$ 603,420	$ 548,463
Property, plant and equipment, net	284,973	310,563	333,371	321,640	303,235
Capital expenditures	30,593	41,451	50,214	22,991	53,310
Total assets	1,587,759	1,578,259	1,567,402	1,503,489	1,304,838
Long-term debt	302,400	303,200	374,800	454,400	462,000
Shareholders’ equity	$ 957,483	$ 966,902	$ 869,515	$ 759,659	$ 583,905

On December 28, 2001, the Company acquired through a wholly owned subsidiary — HDM Furniture Industries, Inc. – substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith. Because the acquisition occurred prior to the last business day of 2001, it was reflected in the Company’s consolidated balance sheet as of December 31, 2001; however, the Company’s consolidated results of operations for 2001 do not include any of the operations of the acquired companies.

(1)

Amounts reflect the reclassification of shipping revenues to net sales from cost of operations. Reclassifications for the last five years were $72,155, $66,392, $61,127, $49,202 and $43,811. These reclassifications had no impact on gross profit or net earnings.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
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

        The Company primarily sells its products through diverse distribution channels consisting of independent furniture dealers, national and local chain stores, department stores, specialty stores and decorator showrooms. In recent years, the Company has focused its distribution growth on single-branded, dedicated furniture centers, galleries and stores, taking advantage of its strong brand names and breadth of product. The Company recently announced its long-term strategy is to focus more heavily on single-branded stores, both independently and Company-owned.

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

        During the past four years, the residential furniture manufacturers in the United States have been negatively impacted by a structural shift to offshore sourcing (primarily to Asia, but also to other countries with comparatively low labor costs) of various products –particularly case goods (wood furniture). As a result, domestic manufacturing capacity utilization has been trending down, hurting the operating profitability of many companies in the industry.

        In reaction to this change in sourcing activity, the Company has been implementing a plan to reduce its domestic manufacturing capacity. This plan has included the closing of 23 manufacturing facilities since 2001. In 2004, the Company recorded pretax restructuring and impairment charges of $9.2 million, consisting of $5.9 million charged to cost of operations and $3.3 million charged to selling, general and administrative expenses. In 2003, pretax restructuring and impairment charges of $17.8 million were recorded, consisting of $7.1 million charged to cost of operations and $10.7 million charged to selling, general and administrative expenses. Pretax restructuring and impairment charges of $26.4 million were recorded in 2001, consisting of $5.9 million charged to cost of operations and $20.5 million charged to selling, general and administrative expenses.

        To take advantage of its strong brand names and overall breadth of product, the Company has initiated a stores development program in order to gain better control and to accelerate the growth rate of its retail distribution. This program will expand the number of stores dedicated to selling exclusively the Company’s brands. Currently, there are 229 dedicated stores, nine of which are owned by the Company, with a long-term goal of over 400 stores, many of which may be owned by the Company.

Results of Operations

        As an aid to understanding the Company’s results of operations on a comparative basis, the following table has been prepared to set forth certain statements of operations and other data for 2004, 2003, and 2002.

(Dollars in millions)	Year Ended December 31,
	2004		2003		2002
		% of		% of		% of
		Net		Net		Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales

Net sales	$2,447.4	100.0%	$2,434.1	100.0%	$2,458.8	100.0%
Cost of operations	1,781.0	72.8	1,777.8	73.0	1,782.8	72.5
Selling, general and
administrative expenses	461.7	18.9	440.3	18.1	424.3	17.3
Depreciation and amortization	49.0	2.0	50.9	2.1	49.3	2.0
Earnings from operations	155.7	6.3	165.1	6.8	202.4	8.2
Interest expense	15.3	0.6	19.4	0.8	21.7	0.9
Other income, net	2.3	0.1	3.5	0.1	3.7	0.2
Earnings before income tax
expense	142.7	5.8	149.2	6.1	184.4	7.5
Income tax expense	51.1	2.1	54.6	2.2	65.6	2.7
Net earnings	$91.6	3.7%	$94.6	3.9%	$118.8	4.8%
Earnings per common share -
diluted	$1.66	--	$1.68	--	$2.11	--
Gross profit 1	$628.5	25.7%	$614.8	25.3%	$633.6	25.8%
1	The Company believes that gross profit provides useful information regarding a company’s financial performance. Gross profit has been calculated by subtracting cost of operations and the portion of depreciation associated with cost of goods sold from net sales.

(Dollars in millions)	Year Ended December 31,
	2004	2003	2002
Net sales	$2,447.4	$2,434.1	$2,458.8
Cost of operations	1,781.0	1,777.8	1,782.8
Depreciation (associated with cost of goods sold)	37.9	41.5	42.4
Gross profit	$ 628.5	$ 614.8	$ 633.6

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net sales for 2004 were $2,447.4 million, essentially unchanged from $2,434.1 million reported for 2003. 2004 was the fourth consecutive difficult year for the residential furniture industry primarily due to weak consumer demand for furniture. The Company was also negatively impacted by the bankruptcy of a major customer (Breuners) at mid-year which resulted in the loss of over $40.0 million in annual sales volume.

        Cost of operations for 2004 was $1,781.0 million compared to $1,777.8 million in 2003. Cost of operations as a percentage of net sales decreased from 73.0% for 2003 to 72.8% for 2004. The decrease in cost of operations as a percentage of net sales was due to the increase in imported product partially offset by a decrease in domestic capacity utilization and increases in raw material prices.

        Selling, general and administrative expenses increased to $461.7 million in 2004 from $440.3 million in 2003. As a percentage of net sales, these expenses increased from 18.1% in 2003 to 18.9% in 2004. The increase was due to additional bad debt expense related to the Breuners bankruptcy, increases in pension expense (due primarily to actuarial assumption changes), advertising and professional fees, partially offset by reduced asset impairment and restructuring charges.

        Interest expense for 2004 totaled $15.3 million compared to $19.4 million in 2003. The decrease in interest expense reflects the Company’s long-term debt reduction program and lower interest rates.

        Other income, net for 2004 totaled $2.3 million compared to $3.5 million for 2003. For 2004, other income consisted of interest on short-term investments and notes receivable of $1.1 million and other miscellaneous income and expense items totaling $1.2 million.

        Income tax expense for 2004 totaled $51.1 million, producing an effective tax rate of 35.8% compared with an effective tax rate of 36.6% for 2003. The decrease in the effective tax rate for 2004 was the result of increased research and development credits and reduced state income taxes.

        Earnings per common share on a diluted basis were $1.66 and $1.68 for 2004 and 2003. Weighted average shares used in the calculation of earnings per common share on a diluted basis were 55,219,572 in 2004 and 56,255,788 in 2003, respectively. The reduction in average shares was due to the impact of stock repurchases during 2004. No stock repurchases occurred in 2003.

        Gross profit for 2004 was $628.5 million compared with $614.8 million for 2003, an increase of 2.2%. The increase in gross profit margin from 25.3% in 2003 to 25.7% in 2004 was primarily due to an increase in imported product partially offset by a decrease in domestic capacity utilization.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net sales for 2003 were $2,434.1 million compared to $2,458.8 million in 2002, a decrease of $24.7 million or 1.0%. 2003 was the third consecutive difficult year for the residential furniture industry primarily due to weak consumer demand for furniture – particularly at the upper-end price points. However, positive comparisons were achieved during the latter part of the year as consumers reacted favorably to better economic conditions and financial markets.

        Cost of operations for 2003 was $1,777.8 million compared to $1,782.8 million in 2002. Cost of operations as a percentage of net sales increased from 72.5% for 2002 to 73.0% for 2003. The increase in cost of operations as a percentage of net sales was due to $7.1 million of restructuring charges in 2003 as well as the residual effects of lowering domestic manufacturing capacity to meet sourcing requirements.

        Selling, general and administrative expenses increased to $440.3 million in 2003 from $424.3 million in 2002. As a percentage of net sales, these expenses increased from 17.3% in 2002 to 18.1% in 2003. The increase was due to $10.7 million in asset impairment and restructuring costs recorded in 2003. Other major expense increases included pensions (due primarily to actuarial assumption changes) and advertising (to promote the Company’s various brands).

        Interest expense for 2003 totaled $19.4 million compared to $21.7 million in 2002. The decrease in interest expense reflects the Company’s long-term debt reduction program and lower interest rates.

        Other income, net for 2003 totaled $3.5 million compared to $3.7 million for 2002. For 2003, other income consisted of interest on short-term investments and notes receivable of $0.7 million and other miscellaneous income and expense items totaling $2.8 million.

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

        Gross profit for 2003 was $614.8 million compared with $633.6 million for 2002, a decrease of 3.0%. The decrease in gross profit margin from 25.8% in 2002 to 25.3% in 2003 was primarily due to asset impairment and restructuring costs previously discussed.

Financial Condition and Liquidity

Liquidity

        Cash and cash equivalents at December 31, 2004 totaled $51.2 million compared to $71.7 million at December 31, 2003. For 2004, net cash provided by operating activities totaled $107.3 million. Net cash used by investing activities totaled $22.5 million. Net cash used by financing activities totaled $105.3 million.

        Working capital was $711.1 million at December 31, 2004 compared to $703.2 million at December 31, 2003. The current ratio was 4.6-to-1 at December 31, 2004 compared to 4.8-to-1 at December 31, 2003.

        At December 31, 2004, long-term debt totaled $302.4 million compared to $303.2 million at December 31, 2003. The Company’s debt-to-capitalization ratio was 24.0% at December 31, 2004 compared to 23.9% at December 31, 2003. The company has completed its deleveraging program except for required amortization of certain industrial revenue bonds.

Financing Arrangements

        To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility (which was refinanced on December 18, 2003) allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding. On December 31, 2004, there were $300.0 million in cash borrowings and $19.0 million in letters of credit outstanding, leaving an excess of $231.0 million available under the facility for future liquidity needs.

        Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2004, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate which in conjunction with the interest rate swaps described below, under “Market Risk”, have a weighted average interest rate of 4.04%.

        The Company believes that its revolving credit facility, together with its historically strong cash generation from operations, will be adequate to meet liquidity requirements for the foreseeable future. These requirements would include normal, historical capital expenditure levels as well as the Company’s recently implemented cash dividend program. The following table summarizes the cash payments related to the Company’s outstanding contractual obligations:

	Less			More
	than 1	1-3	4-5	than 5
	year	years	years	years	Total
Long-term debt obligations	$ 0.8	$ 1.6	$300.8	$ -	$303.2
Operating lease obligations
(net of subleases)	25.2	44 7	35.5	60.8	166.2
Purchase obligations (1)	-	-	-	-	-
	$26.0	$46.3	$336.3	$60.8	$469.4

(1)     The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.

Other

Market Risk

        The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate revolving credit facility. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Currently interest rate swaps fix the rate on the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on the Company's net earnings.

Funded Status of the Defined Benefit Pension Plan

        As of December 31, 2004, the accumulated benefit obligation of the Company's defined benefit pension plan exceeded the fair value of the plan's assets. As a result, the minimum pension liability increased by $9.5 million. Total minimum pension liability at December 31, 2004 was $54.6 million, $34.1 million, net of tax. The after tax charge is recorded as a component of other comprehensive income (expense).

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results are likely to differ from those estimates, but management believes such differences are not significant.

        Revenue Recognition-The Company recognizes revenue (sales) when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts. Shipping revenues have historically been netted against related expenses. We have reclassified these revenues to net sales, increasing net sales and cost of operations by $72.1 million, $66.4 million and $61.1 million in 2004, 2003, and 2002, respectively. This reclassification had no impact on earnings.

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

        Retirement Plans-The Company uses various assumptions to calculate retirement plan expenses and obligations. These assumptions include the discount rate, expected return on plan assets and rate of compensation increases. The Company believes the assumptions used are reasonable; however, differences in actual experience or a change in assumptions would impact the calculated obligation and future expenses. For example, a 25 basis point reduction in the discount rate would increase the accumulated benefit obligation by $10.0 million and result in an additional charge (net of tax benefits) to shareholders' equity of $6.2 million.

Recently Issued Statements of Financial Accounting Standards

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Although management has not yet determined the final impact that SFAS No. 123 (revised 2004) will have on the Company's financial position and results of operations, it is not anticipated that the impact will be materially different than the effect disclosed in Note 2 in the Notes to Consolidated Financial Statements.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that they be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We are currently evaluating the impact, if any, that adoption of SFAS No. 151 will have on the Company's financial position and results of operations.

        In December 2003, the FASB issued a revised FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The statement is effective for financial statements issued after December 31, 2003. The Company has not created any variable interest entities and the adoption of FIN No. 46 will have no impact on the Company's consolidated financial statements.

Outlook

        Sales expectations for the first quarter reflect the current weakness in incoming orders compared to a strong year-ago period. The Company expects first quarter sales to be down in the mid-single digits from last year's record performance and diluted net earnings per common share to be at the lower end of the range given at the end of January.

Forward-Looking Statements

        The Company herein has made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the Company's expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and manufacturing realignments and cost savings programs; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; impairment of goodwill and other intangible assets and ability to open and operate new retail stores successfully. Other risk factors may be listed from time to time in the Company's future public releases and SEC reports.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates. The Company's exposure to interest rate risk consists of its floating rate Secured Credit agreement. This risk is managed using interest rate swaps to fix a portion of the Company's floating rate long-term debt. Currently, interest rate swaps fix the rate on the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on the Company's net earnings.

Item 8.         Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$51,248	$71,668
Receivables, less allowances of $20,919
($19,378 at December 31, 2003)	374,733	366,448
Inventories (Note 4)	444,828	414,684
Deferred income taxes	28,044	25,563
Prepaid expenses and other current assets	9,272	7,689
Total current assets	908,125	886,052
Property, plant and equipment:
Land	20,711	21,742
Buildings and improvements	258,493	251,814
Machinery and equipment	403,392	400,375
	682,596	673,931
Less accumulated depreciation	397,623	363,368
Net property, plant and equipment	284,973	310,563
Goodwill (Note 5)	183,097	183,789
Other intangible assets (Note 5)	169,671	169,671
Other assets	41,893	28,184
	$1,587,759	$1,578,259
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$85,363	$83,584
Accrued employee compensation	28,521	29,317
Other accrued expenses	83,126	69,918
Total current liabilities	197,010	182,819
Long-term debt (Note 6)	302,400	303,200
Deferred income taxes	78,305	69,796
Other long-term liabilities	52,561	55,542

Shareholders' equity:
Preferred stock, authorized 10,000,000 shares,
no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares, $1.00 stated value -
issued 56,482,541 shares at December 31, 2004 and 56,277,066
shares at December 31, 2003 (Note 7)	56,483	56,277
Paid-in capital	226,602	221,388
Retained earnings	789,856	726,932
Accumulated other comprehensive income (expense) (Note 10)	(31,076)	(31,446)
Treasury stock at cost (3,266,456 shares at
December 31, 2004 and 330,409 shares at December 31, 2003)	(84,382)	(6,249)
Total shareholders' equity	957,483	966,902
	$1,587,759	$1,578,259

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)	Year Ended December 31,
	2004	2003	2002

Net sales	$2,447,430	$2,434,130	$2,458,836

Costs and expenses:
Cost of operations	1,781,037	1,777,814	1,782,841

Selling, general and administrative expenses	461,687	440,267	424,329

Depreciation and amortization	49,050	50,923	49,266

Earnings from operations	155,656	165,126	202,400

Interest expense	15,314	19,384	21,732

Other income, net	2,298	3,482	3,756

Earnings before income tax expense	142,640	149,224	184,424

Income tax expense (Note 8)	51,073	54,651	65,593

Net earnings	$91,567	$94,573	$118,831

Earnings per common share - basic (Note 7)	$1.68	$1.70	$2.14
Earnings per common share - diluted (Note 7)	$1.66	$1.68	$2.11

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$91,567	$94,573	$118,831
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	49,050	50,923	49,266
Other, net	2,048	10,352	(1,545)
(Increase) decrease in receivables	(8,285)	8,602	(15,557)
(Increase) decrease in inventories	(30,144)	17,420	(62,331)
(Increase) decrease in prepaid expenses and
intangible and other assets	(13,616)	4,003	(22,614)
Increase (decrease) in accounts payable,
accrued interest expense and other accrued expenses	12,574	(12,243)	30,204
Increase in net deferred tax liabilities	6,018	736	16,270
Increase (decrease) in other long-term liabilities	(1,875)	(1,913)	212
Net cash provided by operating activities	107,337	172,453	112,736

Cash flows from investing activities:
Proceeds from the disposal of assets	8,103	2,495	2,924
Additions to property, plant and equipment	(30,593)	(41,451)	(50,214)
Net cash used by investing activities	(22,490)	(38,956)	(47,290)

Cash flows from financing activities:
Payments for debt issuance costs	-	(1,709)	-
Additions to long-term debt	-	300,000	-
Payments of long-term debt	(800)	(371,600)	(79,600)
Proceeds from issuance of common stock	4,230	-	-
Payments of cash dividends	(28,643)	(6,975)	-
Proceeds from the issuance of treasury stock	8,747	3,381	13,521
Payments for the purchase of treasury stock	(88,801)	-	-
Net cash used by financing activities	(105,267)	(76,903)	(66,079)

Net increase (decrease) in cash and cash equivalents	(20,420)	56,594	(633)
Cash and cash equivalents at beginning of period	71,668	15,074	15,707
Cash and cash equivalents at end of period	$51,248	$71,668	$15,074

Supplemental Disclosure:
Cash payments for income taxes, net	$32,577	$53,296	$36,807
Cash payments for interest expense	$16,202	$20,192	$20,673

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

(Dollars in thousands)	Year Ended December 31,
	2004	2003	2002
Common Stock:
Beginning balance	$56,27	$56,277	$56,277
Stock plans activity (Note 7)	206	-	-
Ending balance	$56,483	$56,277	$56,277
Paid-In Capital:
Beginning balance	$221,388	$221,696	$219,469
Stock plans activity (Note 7)	5,214	(308)	2,227
Ending balance	$226,602	$221,388	$221,696
Retained Earnings:
Beginning balance	$726,932	$639,334	$520,503
Net earnings	91,567	94,573	118,831
Cash dividends (per share: 2004 - $0.525, 2003 - $0.125)	(28,643)	(6,975)	-
Ending balance	$789,856	$726,932	$639,334
Accumulated Other Comprehensive Income (Expense): (Note 10)
Beginning balance	$(31,446)	$(35,917)	$(5,108)
Other comprehensive income (expense)	370	4,471	(30,809)
Ending balance	$(31,076)	$(31,446)	$(35,917)
Treasury Stock:
Beginning balance	$(6,249)	$(11,875)	$(31,482)
Stock plans activity (Note 7)	10,668	5,626	19,607
Purchase of treasury stock (3,431,600 shares)	(88,801)	-	-
Ending balance	$(84,382)	$(6,249)	$(11,875)
Total Shareholders' Equity	$957,483	$966,902	$869,515
Comprehensive Income (Expense):
Net earnings	$91,567	$94,573	$118,831
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	6,646	6,342	(3,872)
Minimum pension liability	(5,922)	(1,658)	(26,512)
Foreign currency translation	(354)	(213)	(425)
Other comprehensive income (expense)	370	4,471	(30,809)
	$91,937	$99,044	$88,022

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.     The Company

        Furniture Brands International, Inc. (referred to herein as the “Company”) is one of the largest home furniture manufacturers in the United States. During all of the years covered in these financial statements, the Company had four primary operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc.

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reported period. Actual results are likely to differ from those estimates, but management believes such differences are not significant.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company’s fiscal year ends on December 31. The operating companies included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 2004 and 2002 were 52-week years and fiscal year 2003 was a 53-week year.

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

Intangible Assets

        Intangible assets consist of goodwill and trademarks. Effective with the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Prior to adoption of SFAS No. 142, goodwill and trademarks were amortized on a straight-line basis over 20 to 40-year periods. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

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

        The Company periodically uses interest rate swap agreements (derivative financial instruments) to hedge risk associated with its floating rate long-term debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, each derivative instrument is recorded on the balance sheet as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income (expense) until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense. The fair value of the interest rate swap agreements is included in other assets as of December 31, 2004 and other long-term liabilities as of December 31, 2003.

Revenue Recognition

        The Company recognizes sales when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts. Shipping revenues have historically been netted against related expenses. We have reclassified these revenues to net sales, increasing net sales and cost of operations by $72,155, $66,392 and $61,127 in 2004, 2003 and 2002, respectively. This reclassification had no impact on earnings.

Advertising Costs

        Advertising production costs are expensed when advertisements are first aired or distributed. Total advertising costs for 2004, 2003 and 2002 were $82,089, $77,124 and $72,243, respectively.

Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income tax expense (benefit) in the period that includes the enactment date.

Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and net earnings per share would have been as follows:

	Year Ended December 31,
	2004	2003	2002
Net Earnings:
As reported	$91,567	$94,573	$118,831
Deduct: Stock based employee compensation
expense determined under fair value
based method, net of income tax benefits	4,729	5,276	5,292
Pro forma	$86,838	$89,297	$113,539

Earnings per share - basic:
As reported	$1.68	$1.70	$2.14
Pro forma	$1.59	$1.60	$2.05

Earnings per share - diluted:
As reported	$1.66	$1.68	$2.11
Pro forma	$1.58	$1.60	$2.02

        The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.2%	3.0%	4.3%
Expected dividend yield	1.7%	0.0%	0.0%
Expected life (years)	6.0	6.0	6.0
Expected volatility	50.8%	50.0%	49.0%

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Although management has not yet determined the final impact that SFAS No. 123 (revised 2004) will have on the Company’s financial position and results of operations, it is not anticipated that the annual impact will be materially different than the pro forma disclosure above.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Restructuring and Asset Impairment Charges

        In 2001 the Company began implementing a plan to reduce its domestic manufacturing capacity. As of December 31, 2004, this plan has included the closing of 23 manufacturing facilities. Restructuring activity included the closing of three manufacturing facilities in 2004 and the closing of three manufacturing facilities and the realignment of two additional facilities in 2003. Also included in both years were asset impairment charges related to the write-down of previously closed facilities in order to accelerate their disposal. Asset impairment charges were recorded to reduce the carrying value of all idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers retained to assist the Company in disposal efforts and (ii) proceeds from recent sales of Company facilities and the market prices being obtained for similar long-lived assets.

        Restructuring and asset impairment charges were as follows:

	Year Ended December 31,
	2004	2003	2002
Restructuring charges:
Costs to shutdown, cleanup and vacate facilities	$1,848	$4,787	-
One-time termination benefits	669	2,331	-
Inventory write-downs	4,678	434	-
	7,195	7,552	-
Impairment charges	2,054	10,301	-
	$9,249	$17,853	-
Cost of operations	$5,953	$7,151	-
Selling, general and administrative expenses	3,296	10,702	-
	$9,249	$17,853	-

        Real estate with a carrying value of $3,301 and $7,223 was included in other assets as of December 31, 2004 and 2003, respectively. There were no restructuring charges included in other accrued expenses at December 31, 2004 and 2003.

4.     Inventories

        Inventories are summarized as follows:

	December 31,	December 31,
	2004	2003
Finished products	$268,170	$252,582
Work-in-process	49,362	52,513
Raw materials	127,296	109,589
	$444,828	$414,684

5.     Goodwill and Other Intangible Assets

        Goodwill and other intangible assets include the following:

	December 31,	December 31,
	2004	2003
Goodwill	$265,835	$266,527
Less: accumulated amortization	82,738	82,738
Goodwill	$183,097	$183,789

Trademarks and trade names	$206,179	$206,179
Less: accumulated amortization	36,508	36,508
Other intangible assets	$169,671	$169,671

        On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested annually for impairment or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. No impairment was recorded in 2004 or 2003. The Company’s other intangible assets consist of trademarks and trade names all having indefinite lives.

6.     Long-Term Debt

        Long-term debt consists of the following:

	December 31,	December 31,
	2004	2003
Revolving credit facility (unsecured)	$300,000	$300,000
Other	2,400	3,200
	$302,400	$303,200

        The following discussion summarizes certain provisions of the long-term debt.

Revolving Credit Facility

        On December 18, 2003, the Company refinanced its revolving credit facility with a group of financial institutions. The new facility is an unsecured revolving credit facility with a commitment of $550,000 and a maturity date of June 7, 2008. The facility allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $150,000, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding.

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

        Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and adjusted Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2004, loans outstanding under the revolving credit facility consisted of $300,000 based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps have a weighted average interest rate of 4.04%.

        At December 31, 2004, there were $300,000 of cash borrowings and $19,018 in letters of credit outstanding under the revolving credit facility, leaving an excess of $230,982 available for future liquidity needs.

        The revolving credit facility has no mandatory principal payments; however, the commitment matures on June 7, 2008. The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth ($875,000 as of December 31, 2004 and $900,000 thereafter) and maximum leverage ratio (ratio of consolidated debt to consolidated EBITDA (as defined in the credit agreement) of 2.75 to 1). In addition, the facility requires repayment upon the occurrence of a change of control of the Company. As of December 31, 2004, the Company was in compliance with all financial covenants.

Other

        Other long-term debt consists of industrial revenue bonds with an interest rate of 7.0%.

Interest Rate Swap Agreements

        In May 2004, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, the Company entered into three interest rate swap agreements each having a notional amount of $100,000 and a termination date in May 2007. The Company pays the counterparties a fixed rate of 2.55% per annum and receives payment based upon the floating three-month LIBOR rate.

7.     Common Stock

        The Company’s restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2004, 56,482,541 shares of Common Stock were issued.

        The Company has been authorized by its Board of Directors to repurchase its Common Stock from time to time in open market or privately negotiated transactions. Common Stock repurchases are recorded as treasury stock and may be used for general corporate purposes. As of December 31, 2004, the Company has Board of Directors’ authorization for the repurchase of an additional $50,000 of its Common Stock.

        Shares of Common Stock were reserved for the following purposes at December 31, 2004:

Number of Shares
Common stock options:
Granted	3,918,481
Available for grant	1,808,975
5,727,456

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

        The Company issued 9,000 and 4,000 shares of restricted stock in 2004 and 2003, respectively. The restricted shares vest over various periods from three to five years. The deferred compensation cost is amortized to expense over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of paid-in-capital in the Company’s consolidated balance sheets.

        Changes in options granted and outstanding are summarized as follows:

		Year Ended December 31,
	2004		2003		2002
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Beginning of period	4,172,909	$21.16	3,610,984	$20.36	4,298,916	$17.55
Granted	574,100	29.96	988,300	21.54	425,900	34.67
Exercised	(692,028)	18.75	(299,475)	11.29	(996,782)	13.57
Cancelled	(136,500)	26.15	(126,900)	24.80	(117,050)	27.16
End of period	3,918,481	$22.70	4,172,909	$21.16	3,610,984	$20.36
Exercisable at
end of period	2,365,656		2,252,259		2,038,134
Weighted average fair
value of options granted		$13.28		$10.89		$18.08

        Summarized information regarding stock options outstanding and exercisable at December 31, 2004 follows:

	Outstanding			Exercisable
Range of		Average
Exercise		Contractual	Average		Average
Prices	Shares	Life (Years)	Price	Shares	Price
Up to $10	11,806	0.1	$8.46	11,806	$8.46
$10 - $20	1,076,600	2.7	15.02	1,076,600	15.02
$20 - $30	2,454,075	6.5	24.37	1,064,250	23.37
Over $30	376,000	5.6	34.23	213,000	33.90
	3,918,481	5.4	$22.70	2,365,656	$20.44

        Weighted average shares used in the computation of basic and diluted earnings per common share for 2004, 2003, and 2002 are as follows:

	Year Ended December 31,
	2004	2003	2002
Weighted average shares used for
basic earnings per common share	54,653,995	55,736,871	55,506,837
Effect of dilutive securities:
Stock options	565,577	518,917	879,990
Weighted average shares used for
diluted earnings per common share	55,219,572	56,255,788	56,386,827

        Excluded from the computation of diluted earnings per common share were options to purchase 948,449 and 432,600 shares at an average price of $31.72 and $33.94 per share during 2004 and 2003, respectively. These options have been excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

8.     Income Taxes

        Income tax expense is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$40,899	$49,124	$45,208
State and local	3,443	4,633	3,307
Foreign	713	158	808
	45,055	53,915	49,323
Deferred	6,018	736	16,270
	$51,073	$54,651	$65,593

        The following table reconciles the differences between the federal corporate statutory rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2004	2003	2002
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of
federal tax benefit	1.8	2.1	1.2
Other	(1.0)	(0.5)	(0.6)
Effective income tax rate	35.8%	36.6%	35.6%

        The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2004	2003
Deferred tax assets attributable to:
Expense accruals	$ 15,994	$ 17,271
Valuation allowances	15,172	16,605
Asset impairment charges	2,872	4,435
Employee pension and other benefit plans	14,207	11,209
Other	1,622	1,457
Total deferred tax assets	49,867	50,977
Deferred tax liabilities attributable to:
Fair value adjustments	(43,239)	(43,938)
Other intangible assets	(28,973)	(26,714)
Depreciation	(15,840)	(12,751)
Inventory costs capitalized	(2,253)	(2,170)
Other	(9,823)	(9,637)
Total deferred tax liabilities	(100,128)	(95,210)
Net deferred tax liabilities	$(50,261)	$(44,233)

9.     Employee Benefits

        The Company sponsors or contributes to retirement plans covering substantially all employees. The total cost of all plans for 2004, 2003, and 2002 was $16,947, $10,678, and $7,075, respectively.

Company-Sponsored Defined Benefit Plans

        Employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Cash contributions to the trust funds during 2004 and 2003 were $15,000 and $10,000, respectively. The Company does not expect to make an additional cash contribution during 2005. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service. Annual plan benefit payments to retirees and/or beneficiaries are expected to average $24,000 for the next ten years.

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

	December 31,	December 31,
	2004	2003
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$385,853	$349,284
Service cost	12,411	11,521
Interest cost	24,429	23,795
Plan amendments	1,377	184
Actuarial loss	14,833	20,300
Benefits paid	(20,589)	(19,231)
Projected benefit obligation - end of year	$418,314	$385,853

Change in plan assets:
Fair value of plan assets - beginning of year	$327,643	$292,149
Actual return on plan assets	25,119	43,443
Employer contributions	16,276	11,282
Benefits paid	(20,589)	(19,231)
Fair value of plan assets - end of year	$348,449	$327,643

Funded status	$(69,865)	$(58,210)
Fair value adjustment	(11,309)	(12,800)
Recognition of minimum liability	(54,634)	(45,145)
Unrecognized net actuarial loss	97,859	84,503
Unrecognized prior service cost	2,127	1,094
Accrued pension cost	$(35,822)	$(30,558)

Accumulated benefit obligation	$386,603	$356,421

The fair value adjustment relates to the Company’s 1992 reorganization.

        The asset allocations for the Company’s defined benefit plans are as follows:

	Percentage of Plan Assets
		December 31,	December 31,
	Target	2004	2003
Equity securities	55.0%	53.4%	55.5%
Debt securities	45.0%	46.6%	44.5%
	100.0%	100.0%	100.0%

        Net periodic pension expense for 2004, 2003, and 2002 included the following components:

	Year Ended December 31,

	2004	2003	2002
Service cost-benefits earned during the period	$12,411	$11,521	$11,033
Interest cost on the projected benefit obligation	24,429	23,795	23,378
Expected return on plan assets	(27,004)	(28,725)	(30,544)
Net amortization and deferral	3,706	355	(1,736)
Net periodic pension expense	$13,542	$6,946	$2,131

        Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2004	2003	2002
Assumptions used to determine net pension expense:
Expected long-term rate of return on plan assets	7.50%	8.00%	8.50%
Weighted Average discount rate	6.25%	6.75%	7.25%
Long-term rate of compensation	3.50%	4.00%	4.50%

Assumptions used to determine benefit obligation as
of December 31:
Weighted Average discount rates	6.00%	6.25%
Long-term rate of compensation increase	3.50%	4.00%

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

10.    Other Comprehensive Income (Expense)

        Other comprehensive income (expense) consists of the following:

	Year Ended December 31,
	2004	2003	2002
Change in market value of financial
instruments accounted for as hedges	$10,225	$9,757	$(5,957)
Minimum pension liability	(9,490)	(2,658)	(42,487)
Foreign currency translation	(354)	(213)	(425)
	381	6,886	(48,869)
Income tax expense (benefit)	11	2,415	(18,060)
	$370	$4,471	$(30,809)

        The components of accumulated other comprehensive income (expense), each presented net of tax, are as follows:

	December 31,	December 31,
	2004	2003
Market value of financial instruments
accounted for as hedges	$4,008	$(2,638)
Minimum pension liability	(34,092)	(28,170)
Foreign currency translation	(992)	(638)
	$(31,076)	$(31,446)

11.     Commitments and Contingent Liabilities

        Certain of the Company’s real properties and equipment are operated under lease agreements. Rental expense under operating leases totaled $30,610, $30,541, and $26,882 for 2004, 2003 and 2002, respectively. Annual minimum payments under operating leases are $35,569, $35,753, $32,795, $30,282, and $28,486 for 2005 through 2009, respectively. Future minimum lease payments under operating leases, reduced by minimum rentals from subleases of $123,784, aggregate $166,194.

        The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at December 31, 2004 were $94,530. The Company believes the risk of significant loss from these lease guarantees is remote.

        The Company is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Company and its subsidiaries.

12.     Other Income, Net

        Other income, net for 2004, 2003 and 2002 consisted of interest on short-term investments and notes receivable of $1,135, $718, and $1,220 and other miscellaneous income and expense items totaling $1,163, $2,764, and $2,536, respectively.

13.    Quarterly Financial Information (Unaudited)

        Following is a summary of unaudited quarterly information:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004:
Net sales	$601,981	$574,800	$593,088	$677,561
Gross profit	153,169	145,618	151,991	177,765
Net earnings	$22,333	$19,423	$16,602	$33,209

Earnings per common share:
Basic	$0.42	$0.36	$0.30	$0.59
Diluted	$0.42	$0.36	$0.30	$0.58

Dividends declared per common	$0.150	$0.125	$0.125	$0.125
share

Common stock price range:
High	$25.75	$25.37	$33.90	$35.09
Low	$20.75	$21.10	$22.75	$28.15

Year ended December 31, 2003:
Net sales (1)	$634,423	$572,277	$596,359	$631,071
Gross profit	159,835	139,547	148,821	166,573
Net earnings	$22,612	$19,345	$23,575	$29,041

Earnings per common share:
Basic	$0.41	$0.35	$0.42	$0.52
Diluted	$0.40	$0.34	$0.42	$0.52

Dividends declared per common
share	$0.125	-	-	-

Common stock price range:
High	$29.42	$29.75	$28.89	$24.90
Low	$22.75	$22.51	$19.00	$17.23
(1)

Amounts reflect the reclassification of shipping revenues to net sales from cost of operations. Amounts reclassified to net sales for 2003 were $17,227, $16,747, $14,857 and $17,561 for the first through the fourth quarter, respectively. Shipping revenues included in 2004 were $19,030, $17,406, $17,010 and $18,709, respectively.

        Earnings per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

        In the fourth quarter of 2003, the Company commenced a cash dividend program with an initial rate of $0.50 per common share on an annual basis. In the fourth quarter of 2004, the cash dividend was increased to an annual rate of $0.60 per common share. The closing market price of the Company’s common stock on December 31, 2004 was $25.05 per share.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Disclosure controls and procedures

The Company’s chief executive officer and chief financial officer have conducted an evaluation of the Company’s disclosure controls and procedures and have concluded that the Company’s disclosure controls and procedures were effective based on their evaluation of these controls and procedures as of December 31, 2004.

        Internal Control over Financial Reporting

(a)	Management's Report on Internal Control over Financial Reporting
The Company’s management report on internal control over financial reporting as of December 31, 2004 is set forth on page 53 and is incorporated herein by reference.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Management’s report on internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on the Company’s internal control over financial reporting is set forth on page 54.

(c)	Changes in internal control over reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The sections entitled “Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 28, 2005 are incorporated herein by reference.

Executive Officers of the Registrant

			Current	Appointed
Name	Age	Position	Positions	or Elected

*Wilbert G. Holliman	67	President of the Subsidiary -		1989
		Action Industries, Inc.
		Chief Executive Officer of
		the Subsidiary - Action
		Industries, Inc.		1994
		Director	X	1996
		President		1996
		Chief Executive Officer	X	1996
		Chairman of the Board	X	1998

John T. Foy	57	President and Chief Executive
		Officer of the Operating Company -
		Lane Furniture Industries, Inc.		1996
		President	X	2004
		Chief Operating Officer	X	2004

Thomas G. Tilley, Jr.	58	President and Chief Executive
		Officer of the Operating Company-
		Thomasville Furniture Industries, Inc.	X	2003

Dennis R. Burgette	57	President and Chief Executive
		Officer of the Operating Company -
		Broyhill Furniture Industries, Inc.	X	2000

Randall C. Spak	50	President and Chief Executive Officer
		Office of Operating Company -
		Lane Furniture Industries, Inc.	X	2004

C. Jeffrey Young	54	President and Chief Executive
		Officer of the Operating Company-
		Drexel Heritage Furniture Industries, Inc.	X	2002

Seamus Bateson	54	President and Chief Executive
		Officer of the Operating Company-
		Maitland-Smith Furniture Industries, Inc.	X	1999

Stephen K. McKee	53	President and Chief Executive
		Officer of the Operating Company-
		Henredon Furniture Industries, Inc.	X	2004

Lynn Chipperfield	53	General Counsel		1993
		Vice-President		1996
		Secretary		1996
		Senior Vice President	X	2000
		Chief Administrative Officer	X	2000

Denise L. Ramos	48	Senior Vice President	X	2005
		Treasurer	X	2005
		Chief Financial Officer	X	2005

Steven W. Alstadt	50	Controller	X	1994
		Chief Accounting Officer	X	1994

_________________

*Member of the Executive Committee

There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year and until their successors are elected and qualified.

Each of the executive officers has held the same position or other positions with the same employer during the past five years, except Denise L. Ramos, who became Senior Vice President, Treasurer and Chief Financial Officer of the Company in 2005 and prior thereto was Chief Financial Officer of the KFC division of YUM! Brands, Inc. and Senior Vice President and Treasurer of YUM! Brands, Inc.; C. Jeffrey Young who became President and Chief Executive Officer of Drexel Heritage in 2002 and prior thereto was a participant in a joint venture now known as Fine Furniture Design and Marketing; Thomas G. Tilley, Jr., who became President and Chief Executive Officer of Thomasville in 2003 and prior thereto held senior management posts with Masco Home Furnishings, Century Furniture Industries and La-Z-Boy Incorporated; and Stephen K. McKee who became President and Chief Executive Officer of Henredon Furniture Industries, Inc. in 2004 and prior thereto was President and Chief Executive Officer of Fine Furniture Direct, Inc. Fine Furniture Direct, Inc., doing business as The Home Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 7, 2002.

Code of Corporate Conduct

        The Company has adopted a code of business conduct for directors, officers (including the Company’s principal executive officer, principal financial officer and controller)and employees, known as the Code of Corporate Conduct. Stockholders may request a free copy of the Code of Corporate Conduct from:

Furniture Brands International, Inc.
101 S. Hanley Road
St. Louis, MO 63105

Attn: Corporate Secretary
314-863-1100

Audit Committee and Audit Committee Financial Expert

        The sections entitled "Board of Directors and Committees" and "Principal Auditor Fees and Services" of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2005 are incorporated herein by reference.

Item 11.    Executive Compensation

        The sections entitled "Executive Compensation", "Executive Compensation and Stock Option Committee Report on Executive Compensation", "Stock Options", "Retirement Plans", "Incentive Agreements" and "Performance Graph" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 28, 2005 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The section entitled "Security Ownership" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 28, 2005 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

        The section "Certain Relationships and Related Transactions" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 28, 2005 is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The section "Principal Auditor Fees and Services" of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders on April 28, 2005 is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)     List of documents filed as part of this report:

1.	Financial Statements:

Consolidated balance sheets, December 31, 2004 and 2003

Consolidated statements of operations for each of the years in the three-year period ended December 31, 2004

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2004

Consolidated statements of shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 2004

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

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

3(a)

Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3 (a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

3(b)

By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

3(c)

Rights Agreement, dated as of July 30, 1998, between the Company and Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4 (b) to Furniture Brands International, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1998)

3(d)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1998)

4(a)

Credit Agreement, dated December 18, 2003, among the Company, Broyhill Furniture Industries, Inc., Drexel Heritage Furniture Industries, Inc., Henredon Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Borrowers, Various Lenders, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch and The Bank of New York, as Co-Documentation Agents, Suntrust Bank and Wachovia Bank, National Association, as Co-Syndication Agents, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Securities, Inc., as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 4 to Furniture Brands International, Inc.'s Report on Form 8-K, dated January 21, 2004)

10(a)

Furniture Brands International, Inc.'s 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10 (a) to Furniture Brands International, Inc.'s Form 10-Q for the quarter ended March 31, 2000) *

10(b)

Furniture Brands International, Inc.'s 1999 Long-Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 4(f) to Furniture Brands International, Inc.'s Registration Statement on Form S-8, File No. 333-100133) *

10(c)	Form of Stock Option Grant Letter (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated February 2, 2005)*

10(d)	Form of Restricted Stock Grant Letter (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc's. Current Report on Form 8-K, dated February 11, 2005)*

10(e)

Form of Indemnification Agreement between the Company and the Company's directors. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(f)

Written description of bonus plan for management personnel of Lane Furniture Industries, Inc. (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994) *

10(g)

Furniture Brands International, Inc. Restricted Stock Plan for Outside Directors, dated as of July 29, 1997. (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc. Annual Report on Form 10-K for the year ended December 31, 2002) *

10(h)	Retirement Plan for directors. (Incorporated by reference to Exhibit 10 (g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994) *

10(i)

First Amendment to Retirement Plan for Directors. (Incorporated by reference to Exhibit 10 (e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994) *

10(j)

Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(k)

Broyhill Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002. (Incorporated by reference to Exhibit 10(h) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(l)

Thomasville Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002. (Incorporated by reference to Exhibit 10(i) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(m)

Henredon Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(j) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(n)

Drexel Heritage Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(k) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(o)

Maitland-Smith Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(l) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(p)

Form of Executive Incentive Plan Grant Letter to Company executives (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated February 2, 2005) *

10(q)	Form of Executive Incentive Plan Grant Letter to Operating Company Executives. *

10(r)

Employment Agreement, dated as of January 1, 2000, between the Company and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10 (j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(s)

Employment Agreement, dated as of February 10, 2004, between the Company and John T. Foy. (Incorporated by reference to Exhibit 10 (o), to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003) *

10(t)

Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10 (c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996) *

10(u)

Employment Agreement, dated as of August 1, 1996, between the Company and David P. Howard. (Incorporated by reference to Exhibit 10 (d) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996) *

10(v)

Employment Agreement, dated as of February 7, 2005, between the Company and Denise L. Ramos (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Current Report On Form 8-K, dated February 11, 2005) *

10(w)

Employment Agreement, dated as of January 1, 2000, between the Company and Dennis R. Burgette. (Incorporated by reference to Exhibit 10 (p) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(x)

Employment Agreement, dated as of April 16, 2004, between Thomasville Furniture Industries, Inc. and Thomas G. Tilley, Jr. (Incorporated by reference to Exhibit 10 (s), to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003) *

10(y)

Employment Agreement, dated as of February 13, 2004, between Lane Furniture Industries, Inc. and Randall C. Spak. (Incorporated by reference to Exhibit 10 (t), to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003) *

10(z)

Form of Agreement Not To Compete between the Company and Wilbert G. Holliman, Dennis R. Burgette, John T. Foy, David P. Howard, and Randall C. Spak (Incorporated by reference to Exhibit 10 (r) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(aa)

Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002. (Incorporated by reference to Exhibit 10(v) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002) *

10(bb)

Broyhill Furniture Industries, Inc. Supplemental Retirement Income Plan, dated as of October 31, 2001. (Incorporated by reference to Exhibit 10(w) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002) *

10(cc)

Lane Furniture Industries, Inc. Supplemental Executive Retirement Plan, dated as of January 1, 2003. (Incorporated by reference to Exhibit 10(x) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002) *

10(dd)	Form of Deferred Executive Compensation Agreement (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated December 9, 2004) *

10(ee)

Form of Cash Option Deferred Executive Compensation Agreement (Incorporated by reference to Exhibit 10 (b) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated December 9, 2004). *

10(ff)	Form of Long-Term Performance Cash Bonus Letter (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc.'s Current Report of Form 8-K, dated December 9, 2004) *

14	Code of Corporate Conduct (Incorporated by reference to Exhibit 14 to Furniture Brands International, Inc.'s Annual Report of Form 10-K for the year ended December 31, 2003).

21	List of Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31

Certifications of W.G. Holliman, Chief Executive Officer of the Company, and Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of W.G. Holliman, Chief Executive Officer of the Company, and Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *Indicates management contact or compensatory plan, contract or arrangement

(a)	Reports on Form 8-K.

A Form 8-K was filed on November 1, 2004 announcing an increase in the Company's dividend rate to $0.60 per common share on an annual basis and announcing third quarter and nine month operating results and projections for the fourth quarter of 2004 earnings per share. A Form 8-K was filed on December 9, 2004 affirming earlier projections for the fourth quarter of 2004 and reporting material definitive agreements. A Form 8-K was filed on February 1, 2005 announcing fourth quarter and full year operating results, projections for the first quarter of 2005, the resignation of David P. Howard as Vice-President, Treasurer and Chief Financial Officer of the Company, the appointment of Denise L. Ramos as Senior Vice-President, Treasurer and Chief Financial Officer of the Company and the declaration of the Company's quarterly dividend. A Form 8-K was filed on February 2, 2005 reporting material definitive agreements. A Form 8-K was filed on February 11, 2005 reporting an employment agreement with Denise L. Ramos. A Form 8-K was filed on March 7, 2005 updating projections for the first quarter of 2005.

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to consolidated Financial Statements and Schedules

Page
Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003	26

Consolidated Statements of Operations for each of the years in the three-year period
ended December 31, 2004	27

Consolidated Statements of Cash Flows for each of the years in the three-year period
ended December 31, 2004	28

Consolidated Statements of Shareholders' Equity and Comprehensive Income for
each of the years in the three-year period ended December 31, 2004	29

Notes to Consolidated Financial Statements	30

Financial Statement Schedule	46

Report of Independent Registered Public Accounting Firm	54

Consolidated Financial Statement Schedules:

Schedule

Valuation and qualifying accounts II	52

Schedule II

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	(Dollars in Thousands)
		Additions
	Balance at	Charged to	Deductions		Balance at
	Beginning	Costs and	from		End
Description	of Period	Expenses	Reserves		of Period

Year Ended December 31, 2004
Allowances deducted from
receivables on balance sheet:
Allowance for doubtful accounts	$13,287	$16,425	$(14,322)	(a)	$15,390
Allowance for cash discounts/
chargebacks/other	6,091	554	(1,116)	(b)	5,529
	$19,378	$16,979	$(15,438)		$20,919
Year Ended December 31, 2003
Allowances deducted from
receivables on balance sheet:
Allowance for doubtful accounts	$13,717	$3,830	$(4,260)	(a)	$13,287
Allowance for cash discounts/
chargebacks/other	7,034	978	(1,921)	(b)	6,091
	$20,751	$4,808	$(6,181)		$19,378
Year Ended December 31, 2002
Allowances deducted from
receivables on balance sheet:
Allowance for doubtful accounts	$12,564	$8,321	$(7,168)	(a)	$13,717
Allowance for cash discounts/
chargebacks/other	6,277	3,222	(2,465)	(b)	7,034
	$18,841	$11,543	$(9,633)		$20,751

(a)    Uncollectible accounts written off, net of recoveries.

(b)     Cash discounts taken by customers and claims allowed to customers.

See accompanying Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control Over Financial Reporting

Management of Furniture Brands International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is set forth on page 54.

Furniture Brands International, Inc.

St. Louis, Missouri
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Furniture
Brands International, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Furniture Brands International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that Furniture Brands International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based the on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
St. Louis, Missouri
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersFurniture
Brands International, Inc.:

        We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Furniture Brands International, Inc. as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
St. Louis, Missouri
March 11, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

By	/s/ Wilbert G. Holliman
Chairman of the Board

Date:    March 11, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Signature	Title

Chairman of the Board
/s/ Wilbert G. Holliman	(Principal Executive Officer)
Wilbert G. Holliman

/s/ John T. Foy	Director and President
John T. Foy

/s/ Katherine Button Bell	Director
Katherine Button Bell

/s/ John R. Jordan, Jr	Director
John R. Jordan, Jr

/s/ Donald E. Lasater	Director
Donald E. Lasater

/s/ Lee M. Liberman	Director
Lee M. Liberman

/s/ Richard B. Loynd	Director
Richard B. Loynd

/s/ Bob L. Martin	Director
Bob L. Martin

/s/ Aubrey B. Patterson	Director
Aubrey B. Patterson

/s/ Albert E. Suter	Director
Albert E. Suter

Signature	Title

Senior Vice-President and Treasurer
/s/ Denise L. Ramos	(Principal Financial Officer)
Denise L. Ramos

Controller
/s/ Steven W. Alstadt	(Principal Accounting Officer)
Steven W. Alstadt