Form 10-Q
period 2005-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2005-05-10
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005 or

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

56,482,541 shares as of April 30, 2005

PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2005.

Consolidated Balance Sheets

Consolidated Statements of Operations:

Three Months Ended March 31, 2005
Three Months Ended March 31, 2004

Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2005
Three Months Ended March 31, 2004

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$68,725	$51,248
Receivables, less allowances of $21,529 ($20,919 at December 31, 2004)	395,584	374,733
Inventories (Note 1)	429,751	444,828
Deferred income taxes	28,361	28,044
Prepaid expenses and other current assets	7,339	9,272
Total current assets	929,760	908,125
Property, plant and equipment	686,052	682,596
Less accumulated depreciation	406,891	397,623
Net property, plant and equipment	279,161	284,973
Goodwill	183,097	183,097
Other intangible assets	169,671	169,671
Other assets	54,899	41,893
	$1,616,588	$1,587,759

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued interest expense	$437	$538
Accounts payable and other accrued expenses	205,533	196,472
Total current liabilities	205,970	197,010
Long-term debt	302,400	302,400
Deferred income taxes	77,666	78,305
Other long-term liabilities	57,781	52,561

Shareholders' equity:
Preferred stock, authorized 10,000,000 shares, no par value - issued, none	--	--
Common stock, authorized 200,000,000 shares, $1.00 stated value -
issued 56,482,541 shares at March 31, 2005 and December 31, 2004	56,483	56,483
Paid-in capital	225,910	226,602
Retained earnings	806,654	789,856
Accumulated other comprehensive income (expense) (Note 3)	(28,483)	(31,076)
Treasury stock at cost (3,423,079 shares at March 31, 2005
and 3,266,456 shares at December 31, 2004)	(87,793)	(84,382)
Total shareholders' equity	972,771	957,483
	$1,616,588	$1,587,759

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Net sales	$641,565	$677,561

Cost of sales	478,326	499,796

Gross profit	163,239	177,765

Selling, general and administrative expenses	124,718	121,539

Earnings from operations	38,521	56,226

Interest expense	3,102	4,926

Other income, net	1,890	707

Earnings before income tax expense	37,309	52,007

Income tax expense	12,525	18,798

Net earnings	$24,784	$33,209

Net earnings per common share:

Basic	$0.47	$0.59

Diluted	$0.46	$0.58

Weighted average common shares outstanding
(Note 2):

Basic	53,211,846	56,203,160

Diluted	53,507,094	57,093,605

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$24,784	$33,209
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	11,803	12,617
Other, net	1,504	328
Increase in receivables	(20,851)	(51,123)
Decrease in inventories	15,077	9,755
(Increase) decrease in prepaid expenses and other assets	(9,174)	2,720
Increase in accounts payable, accrued interest
expense and other accrued expenses	9,198	36,599
Increase (decrease) in net deferred tax liabilities	(2,205)	4,692
Increase (decrease) in other long-term liabilities	5,557	(10,479)
Net cash provided by operating activities	35,693	38,318
Cash flows from investing activities:
Proceeds from the disposal of assets	2,139	2,539
Additions to property, plant and equipment	(7,941)	(5,189)
Net cash used by investing activities	(5,802)	(2,650)
Cash flows from financing activities:
Proceeds from the issuance of common stock	--	4,197
Payments of cash dividends	(7,986)	(7,001)
Proceeds from the issuance of treasury stock	572	7,030
Payments for the purchase of treasury stock	(5,000)	(13,289)
Net cash used by financing activities	(12,414)	(9,063)
Net increase in cash and cash equivalents	17,477	26,605
Cash and cash equivalents at beginning of period	51,248	71,668
Cash and cash equivalents at end of period	$68,725	$98,273
Supplemental Disclosure:
Cash payments (refunds) for income taxes, net	$15,500	$(1,154)
Cash payments for interest expense	$3,153	$4,743

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)     Inventories are summarized as follows:

	March 31,	December 31,
	2005	2004
Finished products	$256,388	$268,170
Work-in-process	51,794	49,362
Raw materials	121,569	127,296
	$429,751	$444,828

(2)     Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Weighted average shares used
for basic net earnings per
common share	53,211,846	56,203,160
Effect of dilutive securities
Stock options	295,248	890,445
Weighted average shares used
for diluted net earnings
per common share	53,507,094	57,093,605

(3)     Comprehensive income (expense) is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Net earnings	$24,784	$33,209
Other comprehensive income (expense),
net of tax:
Financial instruments accounted
for as hedges	2,319	1,835
Foreign currency translation	274	(183)
Other comprehensive income (expense)	2,593	1,652
	$27,377	$34,861

The components of accumulated other comprehensive income (expense), each presented net of tax benefit, are as follows:

	March 31,	December 31,
	2005	2004
Market value of financial instruments
accounted for as hedges	$6,327	$4,008
Minimum pension liability	(34,092)	(34,092)
Foreign currency translation	(718)	(992)
	$(28,483)	$(31,076)

(4)

The Company accounts for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for the Company’s stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and earnings per common share would have been as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Net earnings - as reported	$24,784	$33,209

Deduct: Stock-based employee compensation expense determined
under fair value based method, net of income tax benefits	(1,099)	(1,220)
Net earnings - pro forma	$23,685	$31,989
Earnings per share - basic:
As reported	$0.47	$0.59
Pro forma	$0.45	$0.57

Earnings per share - diluted:
As reported	$0.46	$0.58
Pro forma	$0.45	$0.56

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Although management has not yet determined the final impact that SFAS No. 123 (revised 2004) will have on the Company’s financial position and results of operations, it is not anticipated that the annual impact will be materially different than the pro forma disclosure above.

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Service cost	$3,400	$3,363
Interest cost	6,425	6,153
Expected return on plan assets	(6,500)	(7,087)
Net amortization and deferral	1,669	982
	$4,994	$3,411

(6)

The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at March 31, 2005 were $96,108. The Company believes the risk of significant loss from these lease guarantees is remote.

(7)

The Company recognizes sales when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts. Shipping revenues have historically been netted against related expenses. We have reclassified these revenues to net sales, increasing net sales and cost of sales by $19,030 in the three months ended March 31, 2004. This reclassification had no impact on earnings.

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

Comparison of Three Months Ended March 31, 2005 and 2004

Selected financial information for the three months ended March 31, 2005 and March 31, 2004 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	March 31, 2005		March 31, 2004
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$641.6	100.0%	$677.6	100.0%
Cost of sales	478.4	74.6	499.8	73.8
Gross profit	163.2	25.4	177.8	26.2
Selling, general and administrative expenses	124.7	19.4	121.6	17.9
Earnings from operations	38.5	6.0	56.2	8.3
Interest expense	3.1	0.5	4.9	0.7
Other income, net	1.9	0.3	0.7	0.1
Earning before income tax expense	37.3	5.8	52.0	7.7
Income tax expense	12.5	1.9	18.8	2.8
Net earnings	$24.8	3.9	$33.2	4.9
Net earnings per common share - diluted	$0.46	--	$0.58	--

Net sales for the three months ended March 31, 2005 were $641.6 million, compared to $677.6 million in the three months ended March 31, 2004, a decrease of $36.0 million or 5.3%. The Company continues to see a challenging and inconsistent business environment in the furniture industry with net sales in the upper-price points showing a slight increase when compared with the prior year; however, net sales for operating companies selling in the mid-price points were negative.

Cost of sales for the three months ended March 31, 2005 was $478.4 million compared to $499.8 million in the three months ended March 31, 2004. Cost of sales as a percentage of net sales increased from 73.8% in the three months ended March 31, 2004 to 74.6% in the three months ended March 31, 2005. The increase in cost of sales as a percentage of net sales was due in part to increases in raw material prices.

Selling, general and administrative expenses for the three months ended March 31, 2005 were $124.7 million compared to $121.6 million in the three months ended March 31, 2004. As a percentage of net sales, these expenses were 19.4% and 17.9% for the three months ended March 31, 2005 and March 31, 2004, respectively. Restructuring, asset impairment and severance charges totaling $2.5 million and increases in pension expense (due primarily to actuarial assumption changes) contributed to the increase in selling, general and administrative expenses.

Interest expense totaled $3.1 million for the three months ended March 31, 2005 compared to $4.9 million in the prior year comparable period. The decrease in interest expense reflects lower interest rates due to the positive impact of the interest rate swaps which are used to hedge $300.0 million of the floating rate debt.

Other income, net for the three months ended March 31, 2005 and March 31, 2004 totaled $1.9 million and $0.7 million, respectively. For the three months ended March 31, 2005 other income consisted of interest on short-term investments and notes receivable of $0.3 million and other miscellaneous income and expense items totaling $1.6 million. Other miscellaneous income and expense included proceeds received from an anti-trust lawsuit settlement.

The effective income tax rate was 33.6% and 36.1% for the three months ended March 31, 2005 and March 31, 2004, respectively. The effective income tax rate for the three months ended March 31, 2005 was favorably impacted by lower provisions for state and local income taxes and nontaxable income attributable to domestic manufacturing deductions.

Net earnings per common share for basic and diluted were $0.47 and $0.46, respectively, for the three months ended March 31, 2005, compared with $0.59 and $0.58, respectively, for the same period last year. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 53,211,846 and 53,507,094, respectively, for the three months ended March 31, 2005 and 56,203,160 and 57,093,605, respectively, for the three months ended March 31, 2004. The reduction in average shares was due to the impact of stock repurchases during 2004 and the impact of stock options using the treasury method of calculation.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at March 31, 2005 amounted to $68.7 million, compared with $51.2 million at December 31, 2004. During the three months ended March 31, 2005, net cash provided by operating activities totaled $35.7 million, net cash used by investing activities totaled $5.8 million and net cash used by financing activities totaled $12.4 million.

Working capital was $723.8 million at March 31, 2005, compared with $711.1 million at December 31, 2004. The current ratio was 4.5-to-1 at March 31, 2005, compared to 4.6-to-1 at December 31, 2004.

Financing Arrangements

As of March 31, 2005, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	2.4
$302.4

To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding. On March 31, 2005, there were $300.0 million in cash borrowings and $17.4 million in letters of credit outstanding under the revolving credit facility, leaving an excess of $232.6 million available for future liquidity needs.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of March 31, 2005, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2005, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 3.53%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

In March 2005, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective for the Company no later than December 31, 2005. We are currently evaluating the impact, if any, that the adoption of FIN 47 will have on the Company’s financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services. The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Although management has not yet determined the final impact that SFAS No. 123 (revised 2004) will have on the Company’s financial position and results of operations, it is not anticipated that the impact will be materially different than the effect disclosed in Note 4 in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. This statement clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that they be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We are currently evaluating the impact, if any, that the adoption of SFAS No. 151 will have on the Company’s financial position and results of operations.

OUTLOOK

The Company’s written business for the first quarter of 2005 was off 6.4% from the first quarter of last year, but for the first three weeks of the second quarter of 2005 the Company’s orders are tracking up against the second quarter of last year. The Company expects net sales to be up in the low single digits in the second quarter against the second quarter of 2004 and diluted net earnings per common share in the second quarter to be in the range of 35 to 39 cents, net of about 2 cents in restructuring and severance charges.

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

PART II   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total	Average	Purchased as	that May Yet
	Number	Price	Part of Publicly	Be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1-
January 31	--	--	--	$50,000,000

February 1-
February 28	--	--	--	50,000,000

March 1-
March 31	218,204	22.91	218,204	45,000,015

Total	218,204	$22.91	218,204

On August 2, 2004, the Company announced that its Board of Directors authorized the repurchase of an additional $50 million of its Common Stock over a period of 12 months.

Item 6.     Exhibits and Reports on Form 8-K

(a)	31 Certifications of W. G. Holliman, Chief Executive Officer of the Company and Denise L. Ramos, Chief Financial
Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32 Certifications of W. G. Holliman, Chief Executive Officer of the Company and Denise L. Ramos, Chief Financial
Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

By	/s/ Steven W. Alstadt
Steven W. Alstadt
Controller and
Chief Accounting Officer

Date:   May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications of W. G. Holliman, Chief Executive Officer of the Company and Denise L. Ramos, Chief Financial
Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32	Certifications of W. G. Holliman, Chief Executive Officer of the Company and Denise L. Ramos, Chief Financial
Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.