Form 10-Q
period 2005-08-08
FURNITURE BRANDS INTERNATIONAL INC
filed 2005-08-09
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 or

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

56,482,541 shares as of July 31, 2005

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2005.

Consolidated Balance Sheets

Consolidated Statements of Operations:

Three Months Ended June 30, 2005
Three Months Ended June 30, 2004

Six Months Ended June 30, 2005
Six Months Ended June 30, 2004

Consolidated Statements of Cash Flows:

Six Months Ended June 30, 2005
Six Months Ended June 30, 2004

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$85,443	$51,248
Receivables, less allowances of $23,063 ($20,919 at December 31, 2004)	356,989	374,733
Inventories (Note 1)	440,147	444,828
Deferred income taxes	28,359	28,044
Prepaid expenses and other current assets	11,130	9,272
Total current assets	922,068	908,125

Property, plant and equipment	682,611	682,596
Less accumulated depreciation	418,776	397,623
Net property, plant and equipment	263,835	284,973

Goodwill	183,097	183,097
Other intangible assets	169,671	169,671
Other assets	51,042	41,893
	$1,589,713	$1,587,759

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accrued interest expense	$458	$538
Accounts payable and other accrued expenses	193,475	196,472
Total current liabilities	193,933	197,010

Long-term debt	301,600	302,400
Deferred income taxes	76,318	78,305
Other long-term liabilities	61,145	52,561

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at June 30, 2005 and December 31, 2004	56,483	56,483
Paid-in capital	223,591	226,602
Retained earnings	808,339	789,856
Accumulated other comprehensive income (expense) (Note 3)	(30,250)	(31,076)
Treasury stock at cost (4,140,466 shares at June 30, 2005
and 3,266,456 shares at December 31, 2004)	(101,446)	(84,382)
Total shareholders' equity	956,717	957,483
	$1,589,713	$1,587,759

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Net sales	$593,753	$593,088

Cost of sales	448,417	441,097

Gross profit	145,336	151,991

Selling, general and administrative expenses	128,710	122,728

Earnings from operations	16,626	29,263

Interest expense	2,846	3,934

Other income, net	644	467

Earnings before income tax expense	14,424	25,796

Income tax expense	4,833	9,194

Net earnings	$9,591	$16,602

Net earnings per common share:

Basic	$0.18	$0.30

Diluted	$0.18	$0.30

Weighted average common shares outstanding (Note 2):

Basic	52,684,127	55,301,296

Diluted	52,822,030	55,921,396

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Net sales	$1,235,318	$1,270,649

Cost of sales	926,743	940,893

Gross profit	308,575	329,756

Selling, general and administrative expenses	253,428	244,267

Earnings from operations	55,147	85,489

Interest expense	5,948	8,860

Other income, net	2,534	1,174

Earnings before income tax expense	51,733	77,803

Income tax expense	17,358	27,992

Net earnings	$34,375	$49,811

Net earnings per common share:

Basic	$0.65	$0.89

Diluted	$0.65	$0.88

Weighted average common shares outstanding (Note 2):

Basic	52,946,529	55,752,228

Diluted	53,151,658	56,501,237

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$34,375	$49,811
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,576	25,223
Other, net	11,140	(838)
(Increase) decrease in receivables	17,744	(6,010)
(Increase) decrease in inventories	4,681	(15,693)
Increase in prepaid expenses and other assets	(11,822)	(5,562)
Increase (decrease) in accounts payable, accrued interest
expense and other accrued expenses	(2,019)	4,866
Increase (decrease) in net deferred tax liabilities	(2,726)	4,647
Increase (decrease) in other long-term liabilities	9,324	(8,231)
Net cash provided by operating activities	84,273	48,213

Cash flows from investing activities:
Proceeds from the disposal of assets	3,312	4,645
Additions to property, plant and equipment	(15,507)	(14,402)
Net cash used by investing activities	(12,195)	(9,757)

Cash flows from financing activities:
Payments of long-term debt	(800)	(800)
Proceeds from the issuance of common stock	-	4,230
Payments of cash dividends	(15,892)	(13,983)
Proceeds from the issuance of treasury stock	3,742	7,478
Payments for the purchase of treasury stock	(24,933)	(50,499)
Net cash used by financing activities	(37,883)	(53,574)

Net increase (decrease) in cash and cash equivalents	34,195	(15,118)
Cash and cash equivalents at beginning of period	51,248	71,668
Cash and cash equivalents at end of period	$85,443	$56,550

Supplemental Disclosure:
Cash payments for income taxes, net	$32,450	$23,650

Cash payments for interest expense	$6,040	$9,542

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	June 30,	December 31,
	2005	2004

Finished products	$272,451	$268,170
Work-in-process	50,831	49,362
Raw materials	116,865	127,296
	$440,147	$444,828

(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Weighted average shares used for
basic net earnings per common share	52,684,127	55,301,296	52,946,529	55,752,228
Effect of dilutive securities:
Stock options	137,903	620,100	205,129	749,009
Weighted average shares used for
diluted net earnings per common share	52,822,030	55,921,396	53,151,658	56,501,237

(3)	Comprehensive income is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Net earnings	$34,375	$49,811
Other comprehensive income (expense), net of tax:
Financial instruments accounted for as hedges	789	7,725
Foreign currency translation	37	(369)
Other comprehensive income	826	7,356
	$35,201	$57,167

The components of accumulated other comprehensive income (expense), each presented net of tax benefit, are as follows:

	June 30,	December 31,
	2005	2004

Market value of financial instruments accounted for as hedges	$4,797	$4,008
Minimum pension liability	(34,092)	(34,092)
Foreign currency translation	(955)	(992)
	$(30,250)	$(31,076)

(4)
The Company accounts for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net earnings - as reported	$9,591	$16,602	$34,375	$49,811

Deduct: Stock-based employee compensation
expense determined under fair value
based method, net of income tax benefits	(1,121)	(1,220)	(2,220)	(2,440)
Net earnings - pro forma	$8,470	$15,382	$32,155	$47,371

Earnings per share - basic:
As reported	$0.18	$0.30	$0.65	$0.89
Pro forma	$0.16	$0.28	$0.61	$0.85

Earnings per share - diluted:
As reported	$0.18	$0.30	$0.65	$0.88
Pro forma	$0.16	$0.28	$0.61	$0.84

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

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004

Service cost	$6,800	$6,726
Interest cost	12,850	12,306
Expected return on plan assets	(13,000)	(14,174)
Net amortization and deferral	3,337	1,908
	$9,987	$6,766

(6)
The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at June 30, 2005 were $93,319. The Company believes the risk of significant loss from these lease guarantees is remote.

(7)
The Company recognizes sales when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts. Shipping revenues have historically been netted against related expenses. We have reclassified these revenues to net sales, increasing net sales and cost of sales by $17,406 and $36,436 in the three months and six months ended June 30, 2004, respectively. This reclassification had no impact on earnings.

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

Comparison of Three Months and Six Months Ended June 30, 2005 and 2004

Selected financial information for the three months and six months ended June 30, 2005 and June 30, 2004 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	June 30, 2005		June 30, 2004
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$593.8	100.0%	$593.1	100.0%
Cost of sales	448.5	75.5	441.1	74.4
Gross profit	145.3	24.5	152.0	25.6
Selling, general and administrative expenses	128.7	21.7	122.7	20.7
Earnings from operations	16.6	2.8	29.3	4.9
Interest expense	2.8	0.5	4.0	0.7
Other income, net	0.6	0.1	0.5	0.1
Earnings before income tax expense	14.4	2.4	25.8	4.3
Income tax expense	4.8	0.8	9.2	1.5
Net earnings	$9.6	1.6%	$16.6	2.8%
Net earnings per common share - diluted	$0.18	-	$0.30	-

	Six Months Ended
	June 30, 2005		June 30, 2004
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$1,235.3	100.0%	$1,270.7	100.0%
Cost of sales	926.8	75.0	940.9	74.1
Gross profit	308.5	25.0	329.8	25.9
Selling, general and administrative expenses	253.4	20.5	244.3	19.2
Earnings from operations	55.1	4.5	85.5	6.7
Interest expense	5.9	0.5	8.9	0.7
Other income, net	2.5	0.2	1.2	0.1
Earnings before income tax expense	51.7	4.2	77.8	6.1
Income tax expense	17.3	1.4	28.0	2.2
Net earnings	$34.4	2.8%	$49.8	3.9%
Net earnings per common share - diluted	$0.65	-	$0.88	-

Net sales for the three months ended June 30, 2005 were $593.8 million, compared to $593.1 million in the three months ended June 30, 2004, an increase of $0.7 million or 0.1%. For the six months ended June 30, 2005, net sales decreased $35.4 million or 2.8%, to $1,235.3 million from $1,270.7 million for the six months ended June 30, 2004. The Company continues to see a challenging and inconsistent business environment in the furniture industry with net sales in the upper-price points showing a slight increase when compared with the prior year; however, net sales for operating companies selling in the mid-price points were negative.

Cost of sales for the three months ended June 30, 2005 was $448.5 million compared to $441.1 million in the three months ended June 30, 2004. Cost of sales as a percentage of net sales increased from 74.4% in the three months ended June 30, 2004 to 75.5% in the three months ended June 30, 2005. Cost of sales for the six months ended June 30, 2005 was $926.8 million compared to $940.9 million in the six months ended June 30, 2004. Cost of sales as a percentage of net sales increased from 74.1% in the six months ended June 30, 2004 to 75.0% in the six months ended June 30, 2005. Restructuring, asset impairment and severance charges included in cost of sales for the three months and six months ended June 30, 2005 were $1.1 million and $3.1 million, respectively, and for the three months and six months ended June 30, 2004 were $3.2 million and $4.9 million, respectively. The increase in cost of sales in both periods was due to increases in raw material prices, energy and freight costs, warehouse expenses and tariffs.

Selling, general and administrative expenses for the three months ended June 30, 2005 were $128.7 million compared to $122.7 million in the three months ended June 30, 2004. As a percentage of net sales, these expenses were 21.7% and 20.7% for the three months ended June 30, 2005 and June 30, 2004, respectively. Selling, general and administrative expenses for the six months ended June 30, 2005 and June 30, 2004 were $253.4 million and $244.3 million, respectively. As a percentage of net sales, these expenses were 20.5% and 19.2% for the six months ended June 30, 2005 and June 30, 2004, respectively. Restructuring, asset impairment and severance charges included in selling, general and administrative expenses for the three months and six months ended June 30, 2005 were $11.1 million and $12.9 million, respectively, and for the three months and six months ended June 30, 2004 were $0.4 million. Also included in the prior year three months and six months was a charge of $8.3 million related to the Breuner’s bankruptcy. Increases in selling, general and administrative expenses were primarily pension expense and operating expenses from the Company owned retail stores (13 stores at June 30, 2005 compared to 5 stores at June 30, 2004).

Interest expense totaled $2.8 million and $5.9 million for the three months and six months ended June 30, 2005, respectively, compared to $4.0 million and $8.9 million in the prior year comparable period. The decrease in interest expense reflects lower interest rates due to the positive impact of the interest rate swaps (entered into in May, 2004) which are used to hedge $300.0 million of the floating rate debt.

Other income, net totaled $0.6 million and $2.5 million for the three months and six months ended June 30, 2005, respectively, compared to $0.5 million and $1.2 million for the prior year comparable periods.  For the three months and six months ended June 30, 2005 other income consisted of interest on short-term investments and notes receivable of $0.5 million and $0.8 million, respectively. Other miscellaneous income for the six months ended June 30, 2005 included proceeds received from an anti-trust lawsuit settlement.

The effective income tax rates were 33.5% and 35.6% for the three months ended June 30, 2005 and June 30, 2004, respectively, and 33.6% and 36.0% for the six months ended June 30, 2005 and June 30, 2004, respectively. The effective tax rates for the three months and six months ended June 30, 2005 were favorably impacted by lower provisions for federal and state  income taxes and to the domestic manufacturing deductions included in the American Jobs Creation Act of 2004.

Net earnings per common share for basic and diluted were $0.18 and $0.18, for the three months ended June 30, 2005, respectively, compared with $0.30 and $0.30, for the same period last year, respectively. For the six months ended June 30, 2005 and June 30, 2004, net earnings per common share for basic and diluted were $0.65 and $0.65, respectively, and $0.89 and $0.88, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,684,127 and 52,822,030, respectively for the three months ended June 30, 2005 and 55,301,296 and 55,921,396, respectively, for the three months ended June 30, 2004. For the six months ended June 30, 2005 and June 30, 2004, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,946,529 and 53,151,658, respectively, and 55,752,228 and 56,501,237, respectively. The reduction in average shares in both periods was due to the impact of stock repurchases during 2004 and 2005 and the impact of stock options using the treasury method of calculation.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at June 30, 2005 amounted to $85.4 million, compared with $51.2 million at December 31, 2004. During the six months ended June 30, 2005, net cash provided by operating activities totaled $84.3 million, net cash used by investing activities totaled $12.2 million and net cash used by financing activities totaled $37.9 million.

Working capital was $728.1 million at June 30, 2005, compared with $711.1 million at December 31, 2004. The current ratio was 4.8-to-1 at June 30, 2005, compared to 4.6-to-1 at December 31, 2004.

Financing Arrangements

As of June 30, 2005, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	1.6
$301.6

To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On June 30, 2005, there were $300.0 million in cash borrowings and $16.1 million in letters of credit outstanding under the revolving credit facility, leaving an excess of $233.9 million available for future liquidity needs.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of June 30, 2005, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2005, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 4.01%.

The Company believes that cash generated from operations, together with its revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

In March 2005, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective for the Company no later than December 31, 2005. We are currently evaluating the impact, if any, that the adoption of FIN 47 will have on the Company's financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Although management has not yet determined the final impact that SFAS No. 123 (revised 2004) will have on the Company's financial position and results of operations, it is not anticipated that the impacts will be materially different than the effects disclosed in Note 4 in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that they be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We are currently evaluating the impact, if any, that the adoption of SFAS No. 151 will have on the Company's financial position and results of operations.

OUTLOOK

Business conditions generally remain weak and inconsistent. The Company is dealing with a number of transitional issues that will, in the near term, be a drag on earnings. In addition, nothing is seen in the marketplace that indicates a meaningful turnaround in business this year. With reference to the third quarter, we expect sales to be off in the low single digits against the third quarter of last year and diluted net earnings per common share to be in the 14 to 18 cent range, which includes the effect of 6 cents in previously announced restructuring, asset impairment and severance charges.

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

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total	Average	Purchased as	that May Yet
	Number	Price	Part of Publicly	Be Purchased
	Of Shares	Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1-April 30	221,000	$22.62	221,000	$40,000,867

May 1-May 31	515,387	19.41	515,387	$29,999,602

June 1-June 30	229,400	21.50	229,400	$25,066,841

Total	965,787	$20.64	965,787

On August 2, 2004, the Company announced that its Board of Directors authorized the repurchase of $50 million of its Common Stock over a period of 12 months. This authorization expired on July 29, 2005, at which time 1,413,667 shares had been purchased at a total cost of $29,940,031.

On July 28, 2005 the Company’s Board of Directors authorized the repurchase of an additional $100 million of its Common Stock over a period of 12 months.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 28, 2005. The directors listed in the Notice of Annual Meeting of Stockholders dated March 25, 2005 were elected for terms of one year ending 2006 with voting for each as follows:

Director	For	Withheld

K. B. Bell	46,024,824	3,667,498
J. T. Foy	47,433,938	2,258,384
W. G. Holliman	47,432,664	2,259,658
J. R. Jordan, Jr.	46,024,663	3,667,659
D. E. Lasater	45,342,318	4,350,004
L. M. Liberman	47,200,410	2,491,912
R. B. Loynd	47,201,093	2,491,229
B. L. Martin	47,695,784	1,196,538
A. B. Patterson	46,240,273	3,452,049
A. E. Suter	46,024,428	3,667,894

Tally of votes on the proposals:

Adoption of 2005 Long-Term Performance Bonus Plan

Affirmative votes	35,954,478
Negative votes	8,272,049
Abstentions	1,114,745
Broker non-votes	4,351,050

Adoption of Amended and Restated Restricted Stock Plan for Outside Directors

Affirmative votes	38,480,674
Negative votes	5,743,927
Abstentions	1,116,671
Broker non-votes	4,351,050

Re-adoption of Executive Incentive Plan

Affirmative votes	41,264,725
Negative votes	7,316,741
Abstentions	1,110,856
Broker non-votes	0

Ratification of selection of independent registered auditors

Affirmative votes	49,281,356
Negative votes	350,107
Abstentions	60,858
Broker non-votes	1

Item 6. Exhibits and Reports on Form 8-K

(a)	31
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

Date: August 9, 2005