Form 10-Q
period 2005-10-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2005-11-08
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number I-91

Furniture Brands International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-0337683
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 South Hanley Road, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(314) 863-1100

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

50,856,558 shares as of October 31, 2005

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2005.

Consolidated Balance Sheets

Consolidated Statements of Operations:

Three Months Ended September 30, 2005
Three Months Ended September 30, 2004

Nine Months Ended September 30, 2005
Nine Months Ended September 30, 2004

Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2005
Nine Months Ended September 30, 2004

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$118,489	$51,248
Receivables, less allowances of $24,434
($20,919 at December 31, 2004)	343,502	374,733
Inventories (Note 1)	434,814	444,828
Deferred income taxes	27,960	28,044
Prepaid expenses and other current assets	10,087	9,272
Total current assets	934,852	908,125

Property, plant and equipment	687,449	682,596
Less accumulated depreciation	430,435	397,623
Net property, plant and equipment	257,014	284,973

Goodwill	183,097	183,097
Other intangible assets	169,671	169,671
Other assets	55,083	41,893
	$1,599,717	$1,587,759

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$96,600	$85,363
Accrued expenses and other current liabilities	119,664	111,647
Total current liabilities	216,264	197,010

Long-term debt	301,600	302,400
Deferred income taxes	74,681	78,305
Other long-term liabilities	70,332	52,561

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at September 30, 2005 and December 31, 2004	56,483	56,483
Paid-in capital	221,679	226,602
Retained earnings	810,501	789,856
Accumulated other comprehensive income (expense) (Note 3)	(29,408)	(31,076)
Treasury stock at cost (5,273,632 shares at
September 30, 2005 and 3,266,456 shares at
December 31, 2004)	(122,415)	(84,382)
Total shareholders' equity	936,840	957,483
	$1,599,717	$1,587,759

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Net sales	$557,927	$574,800

Cost of sales	427,076	429,182

Gross profit	130,851	145,618

Selling, general and administrative expenses	114,042	112,685

Earnings from operations	16,809	32,933

Interest expense	3,146	3,472

Other income, net	903	616

Earnings before income tax expense	14,566	30,077

Income tax expense	4,647	10,654

Net earnings	$9,919	$19,423

Net earnings per common share:

Basic	$0.19	$0.36

Diluted	$0.19	$0.36

Weighted average common shares outstanding (Note 2):

Basic	51,616,863	53,977,708

Diluted	51,707,929	54,339,020

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Net sales	$1,793,245	$1,845,449

Cost of sales	1,353,819	1,370,075

Gross profit	439,426	475,374

Selling, general and administrative expenses	367,470	356,952

Earnings from operations	71,956	118,422

Interest expense	9,094	12,332

Other income, net	3,437	1,790

Earnings before income tax expense	66,299	107,880

Income tax expense	22,005	38,646

Net earnings	$44,294	$69,234

Net earnings per common share:

Basic	$0.84	$1.26

Diluted	$0.84	$1.24

Weighted average common shares outstanding (Note 2):

Basic	52,498,436	55,156,403

Diluted	52,653,801	55,783,652

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$44,294	$69,234
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	34,755	36,930
Other, net	11,181	801
Changes in operating assets and liabilities:
Accounts receivable	31,231	(1,871)
Inventories	10,014	(44,330)
Prepaid expenses and other assets	(13,433)	(8,211)
Accounts payable and other accrued expenses	24,878	38,447
Deferred tax liabilities, net	(4,528)	3,778
Other long-term liabilities	14,800	(5,542)
Net cash provided by operating activities	153,192	89,236

Cash flows from investing activities:
Proceeds from the disposal of assets	4,261	6,514
Additions to property, plant and equipment	(21,186)	(20,456)
Net cash used by investing activities	(16,925)	(13,942)

Cash flows from financing activities:
Payments of long-term debt	(800)	(800)
Proceeds from the issuance of common stock	-	4,230
Payments of cash dividends	(23,649)	(20,681)
Proceeds from the issuance of treasury stock	7,445	7,478
Payments for the purchase of treasury stock	(52,022)	(76,753)
Net cash used by financing activities	(69,026)	(86,526)

Net increase (decrease) in cash and cash equivalents	67,241	(11,232)
Cash and cash equivalents at beginning of period	51,248	71,668
Cash and cash equivalents at end of period	$118,489	$60,436

Supplemental disclosure:

Cash payments for income taxes, net	$32,815	$26,007

Cash payments for interest expense	$9,232	$13,177

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	September 30,	December 31,
	2005	2004

Finished products	$270,442	$268,170
Work-in-process	45,884	49,362
Raw materials	118,488	127,296
	$434,814	$444,828

(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Weighted average shares used
for basic net earnings per
common share	51,616,863	53,977,708	52,498,436	55,156,403
Effect of dilutive securities:
Stock options	91,066	361,312	155,365	627,249
Weighted average shares used
for diluted net earnings
per common share	51,707,929	54,339,020	52,653,801	55,783,652

(3)	Comprehensive income (expense) is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Net earnings	$44,294	$69,234
Other comprehensive income (expense), net of tax:
Financial instruments accounted
for as hedges	1,834	5,370
Foreign currency translation	(166)	(344)
Other comprehensive income (expense)	1,668	5,026
	$45,962	$74,260

The components of accumulated other comprehensive income (expense), each presented net of tax benefit, are as follows:

	September 30,	December 31,
	2005	2004

Market value of financial instruments
accounted for as hedges	$5,842	$4,008
Minimum pension liability	(34,092)	(34,092)
Foreign currency translation	(1,158)	(992)
	$(29,408)	$(31,076)

(4)
The Company accounts for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, net earnings and earnings per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings - as reported	$9,919	$19,423	$44,294	$69,234

Deduct: Stock-based employee
compensation expense determined
under fair value based method, net of
income tax benefits	(1,135)	(1,220)	(3,355)	(3,660)
Net earnings - pro forma	$8,784	$18,203	$40,939	$65,574

Earnings per share - basic:
As reported	$0.19	$0.36	$0.84	$1.26
Pro forma	$0.17	$0.34	$0.78	$1.19

Earnings per share - diluted:
As reported	$0.19	$0.36	$0.84	$1.24
Pro forma	$0.17	$0.34	$0.78	$1.18

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Although management has not yet determined the final impact that SFAS No. 123 (revised 2004) will have on the Company's financial position and results of operations, it is not anticipated that the impact will be materially different than the pro forma disclosure above.

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Service cost	$10,200	$10,087
Interest cost	19,275	18,458
Expected return on plan assets	(19,500)	(21,260)
Net amortization and deferral	4,727	2,759
	$14,702	$10,044

On October 26, 2005 the Furniture Brands Retirement Plan was amended. Effective December 31, 2005 no additional benefits will accrue under the plan, except for transitional benefits for those participants who have reached the age of 50 and earned 10 or more years of service as of December 31, 2005. Effective January 1, 2006 the Company will provide retirement benefits to substantially all employees through matching contributions to the Company’s 401K plan.

(6)
The Company has provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require the Company to make lease payments in the event of default by the dealer. In the event of default, the Company has the right to assign or assume the lease. The total future lease payments guaranteed at September 30, 2005 were $93,148. The Company believes the risk of significant loss from these lease guarantees is remote.

(7)
The Company recognizes sales when finished goods are shipped, with appropriate provisions for returns and uncollectible accounts. Shipping revenues have historically been netted against related expenses. We have reclassified these revenues to net sales, increasing net sales and cost of sales by $17,010 and $53,446 in the three months and nine months ended September 30, 2004, respectively. This reclassification had no impact on earnings.

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

Comparison of Three Months and Nine Months Ended September 30, 2005 and 2004

Selected financial information for the three months and nine months ended September 30, 2005 and September 30, 2004 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	September 30, 2005		September 30, 2004
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$557.9	100.0%	$574.8	100.0%
Cost of sales	427.0	76.5	429.2	74.7
Gross profit	130.9	23.5	145.6	25.3
Selling, general and administrative expenses	114.1	20.5	112.7	19.6
Earnings from operations	16.8	3.0	32.9	5.7
Interest expense	3.1	0.6	3.4	0.6
Other income, net	0.9	0.2	0.6	0.1
Earnings before income tax expense	14.6	2.6	30.1	5.2
Income tax expense	4.7	0.8	10.7	1.8
Net earnings	$9.9	1.8	$19.4	3.4
Net earnings per common share - diluted	$0.19	-	$0.36	-

	Nine Months Ended
	September 30, 2005		September 30, 2004
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$1,793.2	100.0%	$1,845.5	100.0%
Cost of sales	1,353.8	75.5	1,370.1	74.2
Gross profit	439.4	24.5	475.4	25.8
Selling, general and administrative expenses	367.5	20.5	357.0	19.4
Earnings from operations	71.9	4.0	118.4	6.4
Interest expense	9.0	0.5	12.3	0.7
Other income, net	3.4	0.2	1.7	0.1
Earnings before income tax expense	66.3	3.7	107.8	5.8
Income tax expense	22.0	1.2	38.6	2.0
Net earnings	$44.3	2.5	$69.2	3.8
Net earnings per common share - diluted	$0.84	-	$1.24	-

Net sales for the three months ended September 30, 2005 were $557.9 million, compared to $574.8 million in the three months ended September 30, 2004, a decrease of $16.9 million or 2.9%. For the nine months ended September 30, 2005, net sales decreased $52.3 million or 2.8%, to $1,793.2 million from $1,845.5 million for the nine months ended September 30, 2004. The Company continues to see a difference in revenues across its Brands with relatively strong business at higher-end Brands more than offset by continuing weakness at the middle-price Brands.

Cost of sales for the three months ended September 30, 2005 was $427.0 million compared to $429.2 million in the three months ended September 30, 2004. Cost of sales as a percentage of net sales increased from 74.7% in the three months ended September 30, 2004 to 76.5% in the three months ended September 30, 2005. Cost of sales for the nine months ended September 30, 2005 was $1,353.8 million compared to $1,370.1 million in the nine months ended September 30, 2004. Cost of sales as a percentage of net sales increased from 74.2% in the nine months ended September 30, 2004 to 75.5% in the nine months ended September 30, 2005. Restructuring, asset impairment and severance charges included in cost of sales for the three months and nine months ended September 30, 2005 were $2.5 million and $5.8 million, respectively, and for the three months and nine months ended September 30, 2004 were $0.1 million and $5.0 million, respectively. The increase in cost of sales for the three months ended September 30, 2005 was due to increases in raw material prices, inefficiencies at facilities closed during the period and the write-down of discontinued raw material inventory for items to be imported. In addition to these increases, the nine months ended September 30, 2005 included increases in energy and freight costs, warehouse expenses and tariffs.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $114.1 million compared to $112.7 million in the three months ended September 30, 2004. As a percentage of net sales, these expenses were 20.5% and 19.6% for the three months ended September 30, 2005 and September 30, 2004, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2005 and September 30, 2004 were $367.5 million and $357.0 million, respectively. As a percentage of net sales, these expenses were 20.5% and 19.4% for the nine months ended September 30, 2005 and September 30, 2004, respectively. Restructuring, asset impairment and severance charges for the three months and nine months ended September 30, 2005 were $1.2 million and $14.1 million, respectively, and for the three months and nine months ended September 30, 2004 were $1.5 million and $1.9 million, respectively. Also included in the prior year nine months was a charge of $8.3 million related to the Breuner’s bankruptcy. Increases in selling, general and administrative expenses were primarily the result of higher pension expense and operating expenses from the Company owned retail stores (15 stores at September 30, 2005 compared to 6 stores at September 30, 2004.

Interest expense totaled $3.1 million and $9.0 million for the three months and nine months ended September 30, 2005, respectively, compared to $3.4 million and $12.3 million in the prior comparable period. The decrease in interest expense reflects lower interest rates due to the positive impact of the interest rate swaps (entered into in May, 2004) which are used to hedge $300.0 million of the floating rate debt.

Other income, net totaled $0.9 million and $3.4 million for the three months and nine months ended September 30, 2005, respectively, compared to $0.5 million and $1.7 million for the prior year comparable periods. For the three months and nine months ended September 30, 2005 other income consisted of interest on short-term investments and notes receivable of $0.7 million and $1.5 million, respectively. Other miscellaneous income and expense for the nine months ended September 30, 2005 included proceeds received from an anti-trust lawsuit settlement of $0.6 million.

The effective income tax rates were 31.9% and 35.4% for the three months ended September 30, 2005 and September 30, 2004, respectively, and 33.2% and 35.8% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The effective tax rates for the three months and nine months ended September 30, 2005 were favorably impacted by lower provisions for federal and state income taxes and the domestic manufacturing deductions included in the American Jobs Creation Act of 2004.

Net earnings per common share for basic and diluted were $0.19 and $0.19 for the three months ended September 30, 2005, respectively, compared with $0.36 and $0.36, for the same period last year, respectively. For the nine months ended September 30, 2005 and September 30, 2004, net earnings per common share for basic and diluted were $0.84 and $0.84, respectively, and $1.26 and $1.24, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 51,616,863 and 51,707,929, respectively, for the three months ended September 30, 2005 and 53,977,708 and 54,339,020, respectively, for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and September 30, 2004, average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 52,498,436 and 52,653,801, respectively, and 55,156,403 and 55,783,652, respectively. The reduction in average shares in both periods was due to the impact of stock repurchases during 2004 and 2005 and the impact of stock options using the treasury method of calculation.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at September 30, 2005 amounted to $118.5 million, compared with $51.2 million at December 31, 2004. During the nine months ended September 30, 2005, net cash provided by operating activities totaled $153.2 million, net cash used by investing activities totaled $16.9 million and net cash used by financing activities totaled $69.0 million. The increase in net cash provided by operating activities as compared with the nine months ended September 30, 2004 is primarily the result of working capital decreases.

Working capital was $718.6 million at September 30, 2005, compared with $711.1 million at December 31, 2004. The current ratio was 4.3-to-1 at September 30, 2005, compared to 4.6-to-1 at December 31, 2004.

Financing Arrangements

As of September 30, 2005, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	1.6
$301.6

To meet short-term capital and other financial requirements, the Company maintains a $550.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letter of credit outstandings are limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 2005, there were $300.0 million in cash borrowings and $15.6 million in letters of credit outstanding under the revolving credit facility, leaving an excess of $234.4 million available for future liquidity needs.

The facility requires the Company to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of September 30, 2005, the Company was in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan the Company executes. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At September 30, 2005, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 3.48%.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. This statement clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that they be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial position or results of operations.

OUTLOOK

Business conditions in the middle-price points remain challenging, and the Company sees nothing in the marketplace to indicate improvement in this segment in the near term. In addition, the Company is managing around unprecedented raw material price increases, particularly with reference to polyurethane foam, a situation that will likely continue through the fourth quarter. With respect to the fourth quarter, we expect net sales to be off low single digits versus the year ago period and net earnings to be in the 15 to 19 cent range, which includes the effect of 8 cents in restructuring, asset impairment and severance charges.

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

(a)
The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s report.

(b)
No change in the Company's internal control over financial reporting has occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	Of Shares	Paid	Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

July 1 - July 31	229,676	21.80	229,676	$100,000,000

August 1 - August 31	919,090	19.28	919,090	82,276,717

September 1 -September 30	245,000	17.79	245,000	77,917,698

Total	1,393,766	$19.44	1,393,766

On August 2, 2004, the Company announced that its Board of Directors authorized the repurchase of $50 million of its Common Stock over a period of 12 months. This authorization expired on July 29, 2005, at which time 1,413,667 shares had been purchased at a total cost of $29,940,031.

On July 28, 2005 the Company’s Board of Directors authorized the repurchase of up to $100 million of its Common Stock over the next 12 month period.

Item 6.	Exhibits

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

Date: November 8, 2005

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