Form 10-K
period 2005-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2006-03-15
CIK 50957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number I-91

Furniture Brands International, Inc.

(Exact Name of registrant as specified in its charter)

Delaware	43-0337683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 South Hanley Road, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	(314) 863-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock - $1.00 Stated Value with Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☒       Accelerated Filer ☐       Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.).   Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $1,123,678,700.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

49,542,698 shares as of February 28, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders on May 4, 2006	Part III

PART I

Item 1.   Business

(a)            General Development of Business

On January 28, 2005, the Company announced, effective February 7, 2005, the appointment of Denise L. Ramos as Senior Vice President, Treasurer and Chief Financial Officer of the Company.

On April 4, 2005, the Company announced the appointment of Harvey Dondero as President and Chief Executive Officer of Broyhill Furniture Industries, Inc., a subsidiary of the Company.

On April 25, 2005, the Company announced the appointment of Joseph P. McClelland, Jr. as Vice-President, Logistics and Supply Chain Management of the Company.

On May 23, 2005, the Company announced the operations of Henredon, Drexel Heritage and Maitland-Smith would be consolidated into one reporting structure under the leadership of Jeff Young, who will serve as President and Chief Executive Officer of HDM Furniture Industries, Inc., a subsidiary of the Company.

On June 7, 2005, Thomasville Furniture Industries, Inc., a subsidiary of the Company, announced the closing of a case goods manufacturing facility and several smaller support facilities all located in Thomasville, North Carolina. At the same time, Broyhill Furniture Industries, Inc., a subsidiary of the Company, announced the closing of two case goods manufacturing facilities both located in Lenoir, North Carolina and the conversion of an upholstery facility in Rutherfordton, North Carolina into a distribution center.

On July 21, 2005, the Company announced the resignation of Randall C. Spak as President and Chief Executive Officer of Lane Furniture Industries, Inc. a subsidiary of the Company. The Company also announced John T. (Tom) Foy, President and Chief Operating Officer of the Company will oversee the day-to-day operations at Lane on an interim basis.

On August 5, 2005, HDM Furniture Industries, Inc., a subsidiary of the Company, announced the consolidation of two upholstery manufacturing facilities located in High Point, North Carolina.

On August 18, 2005, the Company announced the appointment of H. Blain Wrench as Vice-President, Retail Development of the Company.

On August 23, 2005, the Company announced the appointment of Nancy W. Webster as President and Chief Executive Officer of Thomasville Furniture Industries, Inc., a subsidiary of the Company. The Company also announced Thomas Tilley, who had been serving as President and Chief Executive Officer of Thomasville since 2003, will serve as President of Henredon Furniture Industries, Inc., also a subsidiary of the Company.

On November 3, 2005, Broyhill Furniture Industries, Inc., a subsidiary of the Company, announced the closing of a case goods manufacturing facility and an accompanying support plant both located in Lenoir, North Carolina.

On December 2, 2005, HDM Furniture Industries, Inc., a subsidiary of the Company, announced the consolidation of the Drexel Heritage Hildebran plant into the Henredon Morganton plant.

(c)             Narrative Description of Business

BRANDS AND PRODUCTS

Furniture Brands is one of the largest residential furniture companies in the United States. We are one company marketing our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc.; and HDM Furniture Industries, Inc.

Through these four subsidiaries, we design, manufacture, source, market and distribute (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and (v) decorative accessories and accent pieces. Our brand names are featured in nearly every price and product category in the residential furniture industry.

Each Brand designs, manufactures, sources and markets home furnishings, targeting a specific segment of the market in terms of style and price point; however, some overlap exists between the Brands in terms of style and price point. Broyhill has collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles. Lane focuses primarily on mid-priced upholstered furniture, reclining chairs, motion furniture, and stationary upholstered furniture. Lane also has a smaller mid-priced wood furniture division. Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges. HDM consists of three primary operating subsidiaries under one organizational structure: Henredon Furniture Industries, Inc., Drexel Heritage Furniture Industries, Inc. and Maitland-Smith Furniture Industries, Inc. Henredon specializes in both wood furniture and upholstered products in the premium-price category, with important licensing arrangements with the Ralph Lauren Home Collection and Barbara Barry Realized by Henredon. Drexel Heritage has a “tri-branding” strategy, marketing both case goods and upholstered furniture under the three distinct brands of Heritage, Drexel and dh, in categories ranging from mid- to premium-price. Drexel Heritage also has an upscale line of upholstery and case goods under the Lillian August brand. Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names.

In addition to these larger Brands, we have several smaller Brands that focus on niches in the furniture industry. Laneventure is an indoor/outdoor line of wicker, rattan, bamboo, exposed aluminum and teak furniture. HBF is a contract, office furniture and textile business in the mid- to upper-price range. Founders and Vignettes offer assembled case goods items in the promotional-price category. Creative Interiors markets RTA (ready-to-assemble) case goods furniture. Hickory Chair is a premium-price brand of wood and upholstered furniture, offering traditional styles in its James River and Mount Vernon collections, and furniture in the “warm modernist” style in the Thomas O’Brien collection. Pearson offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.

DISTRIBUTION

Our breadth of product and national scope of distribution enable us to service retailers ranging in size from small, independently-owned furniture stores to national and regional department stores and chains. The residential furniture retail industry has consolidated in recent years, displacing many small local and regional furniture retailers with larger chains and specialty stores. This consolidation has made access to distribution channels more difficult, and we believe our relative size and the strength of our brand names offers us an important competitive advantage.

We have a three-tiered approach to our distribution efforts. Our primary avenue of distribution continues to be through a diverse network of independently owned, full-line furniture retailers. Although a number of these retailers have been displaced in recent years, this network remains an important part of our distribution base.

At the same time, as the second element of our retail approach, we have developed dedicated distribution channels by expanding our gallery programs. In this approach, one used primarily though not exclusively by Broyhill and Lane retailers employ a consistent concept where products are displayed in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Each of our Brands offers services to retailers to support their marketing efforts, including coordinated national advertising, merchandising and display programs and dealer training.

Lastly, we have further developed our dedicated distribution channels with an expanding network of single-brand retail stores, such as Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores, and, to a lesser extent, Lane Home Furnishing Stores and Broyhill Home Collections Stores. These stores are primarily dealer-owned retail locations that exclusively feature a single brand. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. While most of these stores are independently-owned, as of the end of 2005 we owned and operated 14 of these single-brand stores and 6 designer showrooms. We believe this ownership brings us closer to the consumer, gives us greater line of sight into developing tastes and trends in the marketplace, and helps us better understand the challenges facing the independent retailers with whom we do the bulk of our business.

Our strategy of targeting these diverse distribution channels is supported by dedicated sales forces covering each of these distribution channels. We also continue to explore opportunities to expand international sales and to distribute through non-traditional channels such as wholesale clubs, catalog retailers, and the Internet.

Trade showrooms are located in Thomasville and High Point, North Carolina; Atlanta, Georgia; Chicago, Illinois; Las Vegas, Nevada; and Tupelo, Mississippi.

MANUFACTURING AND SOURCING

There has been a significant change in recent years in the manner by which we bring products to market. Where we have traditionally been a domestic furniture manufacturer, we have shifted to a blended strategy, mixing domestic production with products sourced from offshore.

We operate 29 manufacturing facilities, located in North Carolina, Mississippi, Virginia, the Philippines and Indonesia. Broyhill operates six case goods and upholstery production facilities totaling approximately 2.9 million square feet, all located in North Carolina and Virginia. Lane operates seven upholstery production and component facilities in Mississippi and North Carolina totaling approximately 3.2 million square feet. Thomasville operates seven case goods and upholstery production facilities located in North Carolina, totaling approximately 2.3 million square feet. HDM operates nine case goods and upholstery production facilities encompassing approximately 3.0 million square feet located in North Carolina, the Philippines and Indonesia.

An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and we have them manufactured to our specifications by independent offshore manufacturers. We have informal strategic alliances with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers’ capacity, subject to quality control and delivery standards. Two of these manufacturers represented 20% and 12% of imported product during 2005 and three other manufacturers represented in excess of 5% each.

We have an agreement with Outlook International, Ltd. (doing business as Furniture Brands Import Services Organization), an independently owned company that provides sourcing assistance, product quality control and other import-related services for us in the Far East.

RAW MATERIALS AND SUPPLIERS

The raw materials used in manufacturing our products include lumber, veneers, plywood, fiberboard, particleboard, steel, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics,

leathers, metals, stone, synthetics and upholstered filling material (such as synthetic fibers, foam padding and polyurethane cushioning). The various types of wood used in our products include cherry, oak, maple, pine, pecan, mahogany, alder, ash, poplar, and teak which are purchased both domestically and abroad. We purchase fabrics, leathers and other raw materials both domestically and abroad. We believe our supply sources for these materials are adequate.

We have no long-term supply contracts and we have experienced no significant problems in supplying our operations. Although we have strategically selected our suppliers of raw materials, we believe there are a number of other sources available, contributing to our ability to obtain competitive pricing. Prices fluctuate over time depending upon factors such as supply, demand and weather. Increases in prices may have a short-term impact on our profit margins. For example, in 2005 shortages in foam supply resulted in price increases of approximately 40%.

We purchase the majority of raw materials for promotional and RTA products domestically, although we purchase paper and certain hardware abroad. We believe our proximity to and relationship with suppliers is advantageous for the sourcing of such materials. In addition, by combining the purchase of various raw materials (such as foam, cartons, springs and fabric) and services, we have been able to realize cost savings.

MARKETING AND ADVERTISING

We use advertising to increase consumer awareness of our brand names and motivate purchases of our products. Our advertising is targeted to specific consumer segments through national and regional television as well as leading shelter and other popular magazines such as Better Homes and Gardens, House Beautiful and Architectural Digest. Each of our Brands uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. Each of our Brands seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each Brand’s toll-free telephone number. Each of our Brands maintain consumer websites to promote their products and drive consumers to retail stores.

USES OF CASH

Our preferred use of free cash is reinvestment in the business. In recent years, as free cash has exceeded the needs of funding the business, we have instituted a dividend program and we have been repurchasing our Common Stock. Going forward we expect to continue to pay dividends and to consider the repurchase of our Common Stock as free cash is available.

MANAGEMENT AND EMPLOYEES

As of December 31, 2005, we employed approximately 15,150 full-time employees. None of our employees are represented by a union.

During 2005, we made a number of changes to our senior management team, attracting talent from outside the furniture industry to further strengthen our organization, to introduce new ideas, new cultures and new attitudes, and to help us both reflect and understand our consumer base. We are also establishing a more comprehensive management development program within the Company to help develop our future leaders.

Through regular interaction, sharing of best practices, and cooperative efforts to reduce costs and drive value, our senior leadership team across all of our Brands operates as a single unit. Our goal is to gain the full leverage of our size, while at the same time retaining the entrepreneurial spirit vital to the success of our Brands.

ENVIRONMENTAL MATTERS

We are subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act (“Superfund”). Certain of our operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, we closely monitor environmental performance at all of our facilities. We believe we are in substantial compliance with all environmental laws. While we may be required to make capital investments from time to time at some of our facilities to ensure compliance, we believe we will continue to meet all applicable requirements in a timely fashion and that the cost required to meet these requirements will not materially affect our financial condition or our results of operations.

COMPETITION

The residential furniture industry is highly competitive. Our products compete with products made by a number of furniture manufacturers and importers, including La-Z-Boy Incorporated, Ethan Allen Interiors Inc. and Ashley Furniture Industries, Inc., as well as many other smaller companies. The elements of competition include pricing, styling, quality and marketing.

BACKLOG

The combined backlog of our operating companies as of December 31, 2005 was approximately $285 million compared to approximately $275 million as of December 31, 2004.

TRADEMARKS AND TRADE NAMES

We utilize trademarks and trade names extensively to promote brand loyalty among consumers. We view such trademarks and tradenames as valuable assets and we aggressively protect our trademarks and trade names by taking appropriate legal action against anyone who infringes upon or misuses them.

Our principle trademarks and tradenames are: Broyhill, Lane, Laneventure, Thomasville, Henredon, Drexel Heritage, Maitland-Smith, Hickory Chair, Pearson, HBF, Founders Furniture, Vignettes, and Creative Interiors.

AVAILABLE INFORMATION

Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through our Internet web site as soon as reasonably practicable after electronically filed with, or furnished to, the Securities & Exchange Commission. Our website can be accessed at www.furniturebrands.com.

Item 1A.   Risk Factors

Our operating results are subject to quarterly and annual fluctuations as a result of a number of factors. Such factors include:

An economic downturn could result in a decrease in our sales and earnings.

The residential furniture industry is subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Such events would also impact retailers, our primary customers, resulting in a decrease in our sales and earnings.

Failure to accomplish our strategic imperatives could result in a decrease in our future sales and earnings.

We have established the following six strategic imperatives: (1) differentiating our brands and making them more relevant to the furniture consumer; (2) ensuring proper distribution of our branded products through an intelligent focus on both dedicated channels and traditional distribution; (3) continuing to shift the sourcing of our products to lower cost options and optimizing distribution and warehousing; (4) leveraging our size to minimize cost by consolidating back-office functions and maximizing our purchasing power; (5) continuing to invest our cash flow wisely; and, (6) upgrading the quality of our management team and creating a strategy that drives results. Failure to accomplish one or more of these strategic imperatives could result in a decrease in our future sales and earnings.

Loss of market share due to competition would result in a decrease in our future sales and earnings.

The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers some of which offer widely-advertised, well-known, branded products and large retail furniture dealers who offer their own store-branded products. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share. As a result, we may not be able to maintain or to raise the prices of our products in response to such inflationary pressures as increasing costs. Also due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish and other construction techniques) from those of our competitors. Large retail furniture dealers have the ability to obtain offshore sourcing on their own.

Failure to forecast demand or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in our future sales and earnings.

Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes. Consumer tastes and fashion trends can change rapidly. If we are unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner or to otherwise forecast demand accurately, we may lose sales and face excess inventory (both raw materials and finished goods). Disposal of excess inventory may result in a decrease in sales and earnings.

Failure to achieve our projected mix of product sales could result in a decrease in our future sales and earnings.

Some of our products are sold for a higher profit than other of our products. An increase in the sales of our lower profit products at the expense of the sales of our higher profit products could result in a decrease in our earnings.

Business failures of large dealers and customers could result in a decrease in our future sales and earnings.

Although we have no customers who individually represent 10% or more of our total annual sales, the possibility of business failures of large customers could result in a decrease in our future sales and earnings. Also, we are either lessee on or guarantor of many leases of Company-brand stores operated by independent furniture dealers. Defaults by any of these dealers would result in our becoming responsible for payments under these leases thereby reducing our future earnings.

Distribution realignments and cost savings programs can result in a decrease in our near-term sales and earnings.

At times it is necessary we discontinue certain relationships with customers (retailers) who do not meet our growth and profitability standards. Until realignment is established, there can be a decrease in near-term sales and earnings. We continually review relationships with our customers (retailers) and future realignments are possible based upon such ongoing reviews.

Manufacturing realignments could result in a decrease in our near-term earnings.

We continually review our domestic manufacturing operations and offshore (import) sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems and procedures. Certain products may also be shifted from domestic manufacturing to offshore sourcing. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full.

Increased reliance on offshore sourcing of our products subject us to changes in local government regulations and currency fluctuations which could result in a decrease in our earnings.

During recent years, we have been increasing our offshore capabilities to provide flexibility in product programs and pricing to meet competitive pressures. The mix of product lines has been moving from domestically manufactured to offshore sourced. Risks included changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings. Changes in the relative values of currencies could increase our costs and decrease our earnings. For example, in 2004 the U.S. Department of Commerce imposed tariffs on wooden bedroom furniture coming into the United States from China. In this case, none of the rates imposed were of significant magnitude to alter our import strategy in any meaningful way; however, these tariffs are currently under review and could be increased.

Our operations depend increasingly on production facilities located outside the United States which are subject to increased risks of disrupted production which could cause delays in shipments, loss of customers and decreases in sales and earnings.

We have placed more production in emerging markets to capitalize on market opportunities and to minimize our costs. Our international production operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Our production abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic production. Any such disruption could cause delays in shipments of products, the loss of customers and decreases in sales and earnings.

Fluctuations in the price, availability and quality of raw materials could cause delay which could result in a decrease in our sales and increase costs which would result in a decrease in our earnings.

Fluctuations in the price, availability and quality of the raw materials we use in manufacturing residential furniture could have a negative effect on our cost of sales and ability to meet the demands of our customers (retailers). Inability to meet the demands of our customers could result in the loss of future sales. We use various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. The costs to manufacture furniture depend in part on the market prices of the raw materials used to produce the furniture. We may not be able to pass along to our customers all or a portion of the costs of higher raw materials due to competitive and marketing pressures.

We are subject to litigation and environmental regulations that could adversely impact our sales and earnings.

We are, and may in the future be, a party to legal proceedings and claims, including those involving product liability and environmental matters, some of which claim significant damages. We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance such coverage will continue to be available on terms acceptable to us or such coverage will be adequate for liabilities actually incurred. Given the inherent uncertainty of litigation, we can offer no assurance future litigation will not have a material adverse impact. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws.

Future acquisitions and investment could result in dilution to our earnings per share and a decrease in the valuation of our Common Stock.

As part of our business strategy, we may make acquisitions and investments in businesses that offer complementary products. Risks commonly encountered in acquisitions include the possibility that we pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business and the distraction of our management from ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisition.

Impairment of long-lived assets would result in a decrease in our earnings.

Accounting rules require that long-lived assets be tested for impairment at least annually. We have substantial long-lived assets, consisting mainly of goodwill, trademarks and property, plant and equipment, which based upon the outcome of the annual test could result in the write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth.

Certain anti-takeover provisions and preferred stock issuances could result in a decrease in a potential acquirer’s valuation of our Common Stock.

Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders. Also, our

Certificate of Incorporation allows us to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire us.

Our growth strategy includes the development of new stores each year. If we and our dealers are not able to open new stores or effectively manage the growth of these stores, our ability to grow and our profitability could be adversely affected.

Our growth in part depends on our ability and the ability of our dealers to open and operate new stores successfully. We and our dealers opened a net total of 33 stores in fiscal 2005. In fiscal 2006, we and our dealers plan to open a similar number of single brand stores and we anticipate further store openings in subsequent years. Our ability and the ability of our dealers to identify and open new stores in desirable locations and operate such new stores profitably is a factor in our ability to grow successfully. Increased demands on our operational, managerial and administrative resources could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability.

Loss of funding sources would adversely impact our business.

Access to funding through the financial markets is important to our business operations and if we are unable to maintain such access we could experience an adverse effect on our business and financial results.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We own or lease the following principal plants, offices and distribution centers:

Division/Location	Type of Facility	Floor Space (sq.ft.)	Owned or Leased
Furniture Brands:
St. Louis, MO	Headquarters	32,978	Leased
Broyhill:
Lenoir, NC	Offices	136,000	Owned
Lenoir, NC	Case goods plant/distribution center	628,000	Owned
Lenoir, NC	Case goods plant/distribution center	772,757	Owned/Leased
Lenoir, NC	Upholstery plant/distribution center	262,878	Owned
Taylorsville, NC	Upholstery plant/distribution center	212,754	Owned
Rutherfordton, NC	Distribution center	1,009,253	Owned
Lenoir, NC	Distribution center	251,210	Leased
Lenoir, NC	Distribution center	205,964	Leased
Riverside, CA	Distribution center	202,949	Leased
Appomattox, VA	Case goods plant/distribution center	829,800	Owned
Carysbrook, VA	Case goods plant	189,000	Owned
Lane
Tupelo, MS	Offices/upholstery plant/distribution center	715,951	Owned
Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Verona, MS	Upholstery plant/distribution center	423,392	Owned
Pontotoc, MS	Upholstery plant/distribution center	358,652	Owned
Wren, MS	Distribution center	494,813	Leased
High Point, NC	Component plant	187,162	Owned
Conover, NC	Upholstery plant	351,015	Owned
Conover, NC	Upholstery plant/distribution center	347,500	Owned
Thomasville:
Thomasville, NC	Offices/showroom	256,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Thomasville, NC	Case goods plant	309,850	Owned
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Troutman, NC	Upholstery plant	238,200	Owned
Conover, NC	Upholstery plant	181,900	Owned
Hickory, NC	Upholstery plant/distribution center	209,800	Leased
Thomasville, NC	Distribution center	731,000	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	214,991	Owned
HDM:
Morganton, NC	Upholstery plant	144,869	Owned
High Point, NC	Upholstery plant	280,650	Owned
Morganton, NC	Distribution center	513,800	Owned
High Point, NC	Offices/showroom	100,000	Owned
Longview, NC	Upholstery plant	260,000	Leased
Morganton, NC	Offices/casegoods plant	898,690	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Marion, NC	Distribution center	400,000	Leased
High Point, NC	Offices/distribution center	220,000	Leased
Cebu, Philippines	Case goods plant	418,367	Owned
Semarang, Indonesia	Plant/distribution center	176,413	Leased

The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing revenue bonds.

We believe our properties are generally well maintained, suitable for our present operations and adequate for current production requirements. Productive capacity and extent of utilization of our facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, we estimate the overall production capacity, in conjunction with our import capabilities, we have the capacity, if necessary, to expand production to meet anticipated or unanticipated demand.

Item 3.   Legal Proceedings

We are or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings will not have a material adverse effect upon our consolidated financial position or results of operations or those of our subsidiaries.

We are also subject to regulation regarding environmental matters, and are a party to certain actions related thereto. For information regarding environmental matters, see “Item 1. Business—Environmental Matters.”

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.   Market for The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)            Market Information

Shares of our Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for our Common Stock on the New York Stock Exchange are included in Note 13 to the consolidated financial statements of the Company.

Holders

As of February 28, 2006, there were approximately 1,500 holders of record of Common Stock.

Dividends

We paid dividends at the rate of $0.15 per share per quarter during 2005. The dividend rate was increased to $0.16 per share per quarter in January 2006. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated into this Item 5. by reference: “Consolidated Statement of Cash Flows”, “Consolidated Statement of Shareholders’ Equity and Comprehensive Income”, and Note 13, “Quarterly Financial Information (Unaudited)” in Item 8. Financial Statements and Supplementary Data.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of December 31, 2005:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,823,841	$23.91	1,322,375
Equity compensation plans not approved by security holders	—	—	—
Total	3,823,841	$23.91	1,322,375

(1)           Includes the Company’s 1992 Stock Option Plan and 1999 Long-Term Incentive Plan. Included in column (a) are 52,166 shares of restricted Common Stock that have been awarded and that vest over a period from 3 to 5 years. These shares of restricted Common Stock were disregarded for purposes of computing the weighted-average exercise price in column (b).

Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted shares of Company Common Stock, as described under “Compensation of Board of Directors” in the 2006 Proxy Statement, hereby incorporated by reference. These shares are purchased in open-market transactions.

Annually, Lane Furniture Industries, Inc., a subsidiary of the Company, awards a limited number of shares of Company Common Stock to a few of its truck drivers as safety awards. 568 shares of the Company’s Common Stock were issued as safety awards in 2005. These shares are purchased in open-market transactions.

Information regarding the 1992 Stock Option Plan and 1999 Long-Term Incentive Plan set forth in Note 7 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

(c)             Repurchase Of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of	Average	as Part of	that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
October 1 - 31	352,351	$17.76	352,351	$71,659,617
November 1 - 30	689,000	19.05	689,000	$58,533,060
December 1 - 31	506,480	22.26	506,480	$47,258,190
Total	1,547,831	$19.81	1,547,831

On July 28, 2005 the Board of Directors authorized the repurchase of up to $100 million of its Common Stock over the next 12 month period. As of December 31, 2005, 2,711,921 shares have been purchased, leaving $47,258,190 available under this authorization.

On January 26, 2006 the Board of Directors authorized the repurchase of an additional $50 million of Common Stock over the next 12 month period.

Item 6.   Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)
Summary of operations:
Net sales	$2,386,774	$2,447,430	$2,434,130	$2,458,836	$1,940,515
Gross profit(1)	539,951	579,816	565,336	587,352	433,406
Interest expense	11,877	15,314	19,384	21,732	21,984
Earnings before income tax
expense	91,994	142,640	149,224	184,424	87,694
Income tax expense	30,558	51,073	54,651	65,593	29,664
Net earnings	$61,436	$91,567	$94,573	$118,831	$58,030
Per share of Common Stock —diluted:
Net earnings	$1.18	$1.66	$1.68	$2.11	$1.13
Dividends	$0.60	$0.525	$0.125	—	—
Weighted average common shares —diluted (in thousands)	52,104	55,220	56,256	56,387	51,325
Other information:
Working capital	$718,183	$711,115	$703,233	$652,095	$603,420
Property, plant and equipment, net	250,817	284,973	310,563	333,371	321,640
Capital expenditures	28,541	30,593	41,451	50,214	22,991
Total assets	1,582,224	1,587,759	1,578,259	1,567,402	1,503,489
Long-term debt	301,600	302,400	303,200	374,800	454,400
Shareholders’ equity	$903,952	$957,483	$966,902	$869,515	$759,659

(1)           Amounts reflect the reclassification of certain warehouse expenses from selling, general and administrative expense to cost of goods sold. Reclassifications were $48,851, $48,727, $49,440, $46,206 and $33,388 for 2005 through 2001. These reclassifications had no impact on earnings from operations or net earnings.

On December 28, 2001, we acquired through a wholly-owned subsidiary—HDM Furniture Industries, Inc.—substantially all of the assets and liabilities of Henredon Furniture Industries, Drexel Heritage Furnishings and Maitland-Smith. Because the acquisition occurred prior to the last business day of 2001, it was reflected in our consolidated balance sheet as of December 31, 2001; however, our consolidated results of operations for 2001 do not include any of the operations of the acquired companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Overview

Furniture Brands is one of the largest residential furniture companies in the United States. We are one company marketing our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc.

Through these four subsidiaries, we design, manufacture, source, market and distribute (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and (v) decorative accessories and accent pieces.

Our brand names include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Maitland-Smith, Laneventure, HBF, Creative Interiors, Founders, Vignettes, Hickory Chair and Pearson. These brand names cover nearly every price and product category in the residential furniture industry.

Our breadth of product and national scope of distribution enable us to service retailers ranging in size from small, independently-owned furniture stores to national and regional department stores and chains. The residential furniture retail industry has consolidated in recent years, displacing many small local and regional furniture retailers with larger chains and specialty stores. This consolidation has made access to distribution channels more difficult, and we believe our relative size and the strength of our brand names offers us an important competitive advantage.

We have a three-tiered approach to our distribution efforts. Our primary avenue of distribution continues to be through a diverse network of independently owned, full-line furniture retailers. The second element of our retail approach is dedicated distribution channels in the form of gallery programs. In this approach retailers employ a concept where products are displayed in complete and fully accessorized room settings. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Lastly, we have further developed our dedicated distribution channels with an expanding network of single-brand retail stores. These stores are primarily dealer-owned retail locations that exclusively feature a single brand, such as Thomasville, Drexel Heritage, Lane or Broyhill. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

There has been a significant change in recent years in the manner by which we bring products to market. Where we have traditionally been a domestic furniture manufacturer, we have shifted to a blended strategy, mixing domestic production with products sourced from offshore.

We have closed or announced the closing of 31 domestic case goods and upholstery manufacturing facilities since the start of 2001, though we still own and operate 27 such facilities, located in North Carolina, Mississippi, and Virginia.

An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and we have them manufactured to our specifications by independent offshore manufacturers. We also own and operate 2 offshore manufacturing facilities located in the Philippines and Indonesia.

Results of Operations

As an aid to understanding the our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for 2005, 2004, and 2003:

	Year Ended December 31,
	2005		2004		2003
		% of		% of		% of
		Net		Net		Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales
	(Dollars in millions)
Net sales	$2,386.8	100.0%	$2,447.4	100.0%	$2,434.1	100.0%
Cost of sales	1,846.8	77.4	1,867.6	76.3	1,868.8	76.8
Gross Profit	540.0	22.6	579.8	23.7	565.3	23.2
Selling, general and administrative expenses	440.7	18.4	424.1	17.4	400.2	16.4
Earnings from operations	99.3	4.2	155.7	6.3	165.1	6.8
Interest expense	11.9	0.5	15.3	0.6	19.4	0.8
Other income, net	4.6	0.2	2.3	0.1	3.5	0.1
Earnings before income tax expense	92.0	3.9	142.7	5.8	149.2	6.1
Income tax expense	30.6	1.3	51.1	2.1	54.6	2.2
Net earnings	$61.4	2.6%	$91.6	3.7%	$94.6	3.9%
Earnings per common share— diluted	$1.18	—	$1.66	—	$1.68	—

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales for 2005 were $2,386.8 million compared to $2,447.4 million in 2004, a decrease of $60.6 million or 2.5%. The decrease reflects weakness at our mid-priced brands, resulting from the decline in domestic case goods shipments in anticipation of imported products and a loss of sales to certain major customers. The decrease was partially offset by revenue increases at the high-end due to improved service positions and product differentiation. Increased revenues were also achieved from additional Company-owned stores, 14 stores at the end of 2005 versus 9 stores at the end of 2004.

Gross profit for 2005 was $540.0 million compared to $579.8 million in 2004. Gross margin decreased from 23.7% in 2004 to 22.6% in 2005. The decrease in gross margin was due to raw material price increases (foam increased 42% in the fourth quarter of 2005) which were only partially offset with wholesale price increases and surcharges, manufacturing inefficiencies resulting from plant closures, additional restructuring charges and pricing pressures at Brands doing business with large discount chains.

Selling, general and administrative expenses increased to $440.7 million in 2005 from $424.1 million in 2004. As a percentage of net sales these expenses increased from 17.4% in 2004 to 18.4% in 2005. The increase was due to increased expenses associated with additional Company-owned retail stores ($14.6 million), increased restructuring charges ($10.7 million) and increased pension expense ($4.4 million due primarily to changes in actuarial assumptions), partially offset by reduced advertising costs ($5.9 million) and bad debt expense ($7.4 million).

Interest expense for 2005 totaled $11.9 million compared to $15.3 million in 2004. The decrease in interest expense reflects a lower effective interest rate due to the full year impact of the interest rate swaps entered into in May 2004.

Other income, net for 2005 totaled $4.6 million compared to $2.3 million for 2004. For 2005, other income consisted of interest on short-term investments and notes receivable of $2.6 million compared to $1.1 million in 2004, and other miscellaneous income and expense items totaling $2.0 million (including proceeds received from an anti-trust lawsuit settlement) in 2005 compared with $1.2 million in 2004. The increased interest income reflects increased levels of invested funds and higher interest rates.

Income tax expense for 2005 totaled $30.6 million, producing an effective tax rate of 33.2% compared with an effective tax rate of 35.8% for 2004. The decrease in the effective tax rate for 2005 was primarily the result of the Federal Domestic Manufacturing deductions enacted under the American Job Creations Act and federal and state income tax credits.

Earnings per common share on a diluted basis were $1.18 in 2005 and $1.66 in 2004. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 52,103,975 in 2005 and 55,219,572 in 2004. The reduction in average shares outstanding was due to the repurchase of 4,125,588 shares during the year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for 2004 were $2,447.4 million, essentially unchanged from $2,434.1 million reported for 2003. We were negatively impacted by the bankruptcy of a major customer at mid-year which resulted in the loss of over $40.0 million in annual sales volume.

Gross profit for 2004 was $579.8 million compared to $565.3 million in 2003. Gross margin increased from 23.2% for 2003 to 23.7% for 2004. The increase in gross margin was due to an increase in imported product partially offset by a decrease in domestic capacity utilization and increases in raw material prices.

Selling, general and administrative expenses increased to $424.1 million in 2004 from $400.2 million in 2003. As a percentage of net sales, these expenses increased from 16.4% in 2003 to 17.4% in 2004. The increase was due to additional bad debt expense ($12.6 million of which $8.3 million related to a major customer bankruptcy),increased expenses associated with additional Company-owned retail stores ($8.3 million), increases in pension expense ($6.3 million due primarily to actuarial assumption changes), advertising ($5.0 million) and professional fees ($3.2 million), partially offset by reduced asset impairment and restructuring charges ($8.6 million).

Interest expense for 2004 totaled $15.3 million compared to $19.4 million in 2003. The decrease in interest expense reflects our long-term debt reduction program and lower interest rates.

Other income, net for 2004 totaled $2.3 million compared to $3.5 million for 2003. For 2004, other income consisted of interest on short-term investments and notes receivable of $1.1 million compared with $0.7 million in 2003 and other miscellaneous income and expense items totaling $1.2 million compared with $2.8 million in 2003.

Income tax expense for 2004 totaled $51.1 million, producing an effective tax rate of 35.8% compared with an effective tax rate of 36.6% for 2003. The decrease in the effective tax rate for 2004 was the result of increased federal research and development credits and reduced state income taxes.

Earnings per common share on a diluted basis were $1.66 in 2004 and $1.68 in 2003. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 55,219,572 in 2004 and 56,255,788 in 2003. The reduction in average shares outstanding was due to the impact of stock repurchases during 2004. We did not repurchase stock in 2003.

Financial Condition and Liquidity

Liquidity

Cash and cash equivalents at December 31, 2005 totaled $114.3 million compared to $51.2 million at December 31, 2004. For 2005, net cash provided by operating activities totaled $189.0 million of which $72.0 million resulted from changes in operating assets and liabilities. Net cash used by investing activities totaled $18.7 million. Net cash used by financing activities totaled $107.2 million and was primarily for dividends and Common Stock repurchases.

Working capital was $718.2 million at December 31, 2005 compared to $711.1 million at December 31, 2004. The current ratio was 4.4-to-1 at December 31, 2005 compared to 4.6-to-1 at December 31, 2004.

At December 31, 2005, long-term debt totaled $301.6 million compared to $302.4 million at December 31, 2004. Our funded debt-to-capitalization ratio was 25.0% at December 31, 2005 compared to 24.0% at December 31, 2004.

Financing Arrangements

To meet short-term capital and other financial requirements, we maintain a $450.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allows for the issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $150.0 million, with cash borrowings limited only by the facility’s maximum availability less outstanding letters of credit. On December 31, 2005, there were $300.0 million in cash borrowings and $16.3 million in letters of credit outstanding, leaving an excess of $133.7 million available under the facility for future liquidity needs.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies depending upon the type of loan we execute. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2005, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate which in conjunction with the interest rate swaps described below, under “Market Risk”, have a weighted average interest rate of 3.74%.

We believe that our revolving credit facility, together with our historically strong cash generation from operations, will be adequate to meet liquidity requirements for the foreseeable future. These requirements would include normal, historical capital expenditure levels as well as our cash dividend program. The following table summarizes the cash payments related to our outstanding contractual obligations:

	Less			More
	than 1	1-3	4-5	than 5
	year	years	years	years	Total
Long-term debt obligations	$0.8	$301.6	$—	$—	$302.4
Operating lease obligations (net of subleases)	31.9	53.3	40.6	52.0	177.8
Purchase obligations(1)	—	—	—	—	—
	$32.7	$354.9	$40.6	$52.0	$480.2

(1)           We are not a party to any long-term supply contracts. We do, in the normal course of business, initiate purchase orders for the procurement of finished goods, raw materials and other services. All purchase orders are based upon current requirements and are fulfilled within a short period of time.

Other

Market Risk

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate revolving credit facility and interest income on our cash equivalents. Interest expense is managed using interest rate swaps to fix our floating rate long-term debt. Currently interest rate swaps fix the rate on the entire outstanding balance of the revolving credit facility; therefore, an increase in interest rates would have no impact on our interest expense.

Funded Status of the Defined Benefit Pension Plan

As of December 31, 2005, the accumulated benefit obligation of our defined benefit pension plan exceeded the fair value of the plan’s assets. As a result, the minimum pension liability increased by $19.3 million. Total minimum pension liability at December 31, 2005 was $74.0 million, $46.6 million, net of income tax benefit. The after tax charge is recorded as a component of other comprehensive income (expense).

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results are likely to differ from those estimates, but, based upon information presently available, we believe such differences will not be significant.

Revenue Recognition

Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) delivery has occurred; and (4) collectibility is reasonably assured. These criteria are satisfied and revenue recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical results.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based upon the review of specific customer account balances, historical experience and an overall aging of the accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand and market conditions and appropriate adjustments are recorded. If actual demand or market conditions are less favorable than estimated then additional inventory write-downs would be required.

Long-lived Assets

Long-lived assets, which consist primarily of goodwill, trademarks and property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. If we determine the carrying value of the long-lived asset may not be recoverable an impairment charge would be recorded in the amount by which the long-lived asset exceeds fair value. Fair value is determined based on discounted cash flow using a discount rate commensurate with the risk inherent in our business. Impairment losses are recognized if expected future cash flows of the related assets are less than the carrying value.

Retirement Plans

Defined benefit plan expense and obligation calculations are dependent on various assumptions. These assumptions include discount rate, expected return on plan assets and rate of compensation increase. The discount rate used to calculate the retirement obligations at December 31, 2005 was

5.75% and was determined using Moody’s aa bond index customized to the plan’s projected benefit cash flow. In 2005, retirement plan expense was calculated using an expected return on plan assets of 7.5% and the rate of compensation increases of 3.5%. The expected return on plan assets was developed through analysis of historical market returns by asset class, current market conditions and the trust fund’s past experience. The rate of compensation increases was based upon historical experience. We believe these assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and future expense. For example, a 0.25% change in the discount rate would result in a $15 million change in the pension obligation and a 0.25% change in the expected return on plan assets would result in a $0.9 million change in pension expense.

On December 31, 2005 the defined benefit plans were amended, freezing and ceasing future benefits as of that date. Certain transition benefits will be provided to participants who have attained age 50 and have completed 10 years of services as of December 31, 2005. We will provide future retirement benefits to our employees by increasing the match in the defined contribution plan. Estimated 2006 expense for the defined benefit plans is expected to decrease by $7.0 million and expense for the defined contribution plan is expected to increase by $12.0 million. This net increase of $5.0 million approximates what the two plans combined would have experienced without the amendment.

Recently Issued Statements of Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement is effective as of the beginning of the annual reporting period that begins after June 15, 2005. The impact of adopting SFAS No. 123 (revised 2004) is not expected to be materially different than the effects disclosed in Note 2 in the Notes to Consolidated Financial Statements.

Outlook

Business conditions remain relatively unchanged from the end of January when we last commented on current trends. Orders are tracking up in the mid-single digits and sales are slightly positive versus the year ago period. We reaffirm the guidance we gave at the end ot January—net earnings per common share of 43 to 47 cents including the effect of 2 cents of previously disclosed restructuring, asset impairment and severance charges.

Forward-Looking Statements

We have made forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words “expects,” “anticipates,” “estimates,” “believes,” and words of similar import. We caution investors any such forward-looking statements are not guarantees of future performance and certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; failure to accomplish our strategic imperatives; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our Common Stock; loss of funding sources and our ability to open and operate new retail stores successfully. Other risk factors may be listed from time to time in our future public releases and SEC reports.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate revolving credit facility and interest income on our cash equivalents. Interest expense is managed using interest rate swaps to fix our floating rate long-term debt. Currently interest rate swaps fix the rate on the entire outstanding balance of the revolving credit facility; therefore, an increase in interest rates would have no impact on our interest expense.

Item 8.   Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$114,322	$51,248
Receivables, less allowances of $23,368 ($20,919 at December 31, 2004)	349,202	374,733
Inventories (Note 4)	432,814	444,828
Deferred income taxes	25,540	28,044
Prepaid expenses and other current assets	9,790	9,272
Total current assets	931,668	908,125
Property, plant and equipment:
Land	19,682	20,711
Buildings and improvements	258,369	258,493
Machinery and equipment	388,028	403,392
	666,079	682,596
Less accumulated depreciation	415,262	397,623
Net property, plant and equipment	250,817	284,973
Goodwill (Note 5)	182,507	183,097
Other intangible assets (Note 5)	169,671	169,671
Other assets	47,561	41,893
	$1,582,224	$1,587,759
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$101,860	$85,363
Accrued employee compensation	30,605	28,521
Other accrued expenses	81,020	83,126
Total current liabilities	213,485	197,010
Long-term debt (Note 6)	301,600	302,400
Deferred income taxes	60,668	78,305
Other long-term liabilities	102,519	52,561
Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares, no par value—issued, none	—	—
Common stock, authorized 200,000,000 shares, $1.00 stated value—issued 56,482,541 shares at December 31, 2005 and December 31, 2004 (Note 7)	56,483	56,483
Paid-in capital	221,754	226,602
Retained earnings	820,025	789,856
Accumulated other comprehensive income (expense) (Note 10)	(41,382)	(31,076)
Treasury stock at cost 6,814,963 shares at December 31, 2005 and 3,266,456 shares at December 31, 2004)	(152,928)	(84,382)
Total shareholders’ equity	903,952	957,483
	$1,582,224	$1,587,759

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)
Net sales	$2,386,774	$2,447,430	$2,434,130
Cost of sales	1,846,823	1,867,614	1,868,794
Gross profit	539,951	579,816	565,336
Selling, general and administrative expenses	440,603	424,160	400,210
Earnings from operations	99,348	155,656	165,126
Interest expense	11,877	15,314	19,384
Other income, net	4,523	2,298	3,482
Earnings before income tax expense	91,994	142,640	149,224
Income tax expense (Note 8)	30,558	51,073	54,651
Net earnings	$61,436	$91,567	$94,573
Earnings per common share—basic (Note 7)	$1.18	$1.68	$1.70
Earnings per common share—diluted (Note 7)	$1.18	$1.66	$1.68

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$61,436	$91,567	$94,573
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,240	49,050	50,923
Other, net	10,337	2,048	10,352
Changes in operating assets and liabilities:
Accounts receivable	25,531	(8,285)	8,602
Inventories	12,014	(30,144)	17,420
Prepaid expenses and intangible and other assets	(6,903)	(13,616)	4,003
Accounts payable, other accrued expenses	28,872	12,574	(12,243)
Deferred tax liabilities, net	(11,989)	6,018	736
Other long-term liabilities	24,445	(1,875)	(1,913)
Net cash provided by operating activities	188,983	107,337	172,453
Cash flows from investing activities:
Proceeds from the disposal of assets	9,829	8,103	2,495
Additions to property, plant and equipment	(28,541)	(30,593)	(41,451)
Net cash used by investing activities	(18,712)	(22,490)	(38,956)
Cash flows from financing activities:
Payments for debt issuance costs	—	—	(1,709)
Additions to long-term debt	—	—	300,000
Payments of long-term debt	(800)	(800)	(371,600)
Proceeds from issuance of common stock	—	4,230	—
Payments of cash dividends	(31,267)	(28,643)	(6,975)
Proceeds from the issuance of treasury stock	7,552	8,747	3,381
Payments for the purchase of treasury stock	(82,682)	(88,801)	—
Net cash used by financing activities	(107,197)	(105,267)	(76,903)
Net increase (decrease) in cash and cash equivalents	63,074	(20,420)	56,594
Cash and cash equivalents at beginning of period	51,248	71,668	15,074
Cash and cash equivalents at end of period	$114,322	$51,248	$71,668
Supplemental Disclosure:
Cash payments for income taxes, net	$40,570	$32,577	$53,296
Cash payments for interest expense	$11,954	$16,202	$20,192

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Common Stock:
Beginning balance	$56,483	$56,277	$56,277
Stock plans activity (Note 7)	—	206	—
Ending balance	$56,483	$56,483	$56,277
Paid-In Capital:
Beginning balance	$226,602	$221,388	$221,696
Stock plans activity (Note 7)	(4,848)	5,214	(308)
Ending balance	$221,754	$226,602	$221,388
Retained Earnings:
Beginning balance	$789,856	$726,932	$639,334
Net earnings	61,436	91,567	94,573
Cash dividends (per share 2005-$0.60, 2004-$0.525, 2003-$0.125)	(31,267)	(28,643)	(6,975)
Ending balance	$820,025	$789,856	$726,932
Accumulated Other Comprehensive Income (Expense): (Note 10)
Beginning balance	$(31,076)	$(31,446)	$(35,917)
Other comprehensive income (expense)	(10,306)	370	4,471
Ending balance	$(41,382)	$(31,076)	$(31,446)
Treasury Stock:
Beginning balance	$(84,382)	$(6,249)	$(11,875)
Stock plans activity (Note 7)	14,136	10,668	5,626
Purchase of treasury stock (4,125,588 shares in 2005 and 3,431,600 shares in 2004)	(82,682)	(88,801)	—
Ending balance	$(152,928)	$(84,382)	$(6,249)
Total Shareholders’ Equity	$903,952	$957,483	$966,902
Comprehensive Income (Expense):
Net earnings	$61,436	$91,567	$94,573
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	1,655	6,646	6,342
Minimum pension liability	(12,516)	(5,922)	(1,658)
Foreign currency translation	555	(354)	(213)
Other comprehensive income (expense)	(10,306)	370	4,471
	$51,130	$91,937	$99,044

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1. The Company

Furniture Brands International, Inc. is one of the largest furniture companies in the United States. We are one company marketing our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc. Through these four subsidiaries, we design, manufacture, source, market and distribute a full-line of branded products consisting of both wood and upholstered furniture.

Substantially all of our sales are made to unaffiliated furniture retailers. We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and no particular concentration of credit risk in one economic sector. Foreign operations and foreign net sales are not material.

2. Significant Accounting Policies

Our significant accounting policies are set forth below.

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

Principles of Consolidation

The consolidated financial statements include the Furniture Brands accounts and those of our subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 2005 and 2004 were 52-week years and fiscal year 2003 was a 53-week year.

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discounted items, future demand and market conditions and appropriate adjustments are recorded in the period identified.

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

Intangible Assets

Intangible assets consist of goodwill and trademarks. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Fair Value of Financial Instruments

We consider the carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under long-term debt agreements are considered to be carried in the financial statements at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends.

We periodically use interest rate swap agreements (derivative financial instruments) to hedge risk associated with our floating rate long-term debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, each derivative instrument is recorded on the balance sheet at fair value as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income (expense) until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense. The fair value of the interest rate swap agreements is included in other assets as of December 31, 2005 and December 31, 2004.

Revenue Recognition

Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) delivery has occurred; and (4) collectibility is reasonably assured. These criteria are satisfied and revenue recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical experience.

Advertising Costs

Advertising production costs are expensed when advertisements are first aired or distributed. Total advertising costs were $76,183 for 2005, $82,089 for 2004, and $77,124 for 2003.

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

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for our stock-based compensation plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and net earnings per share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
Net Earnings:
As reported	$61,436	$91,567	$94,573
Deduct: Stock based employee compensation expense determined under fair value based method, net of income tax benefits	4,212	4,729	5,276
Pro forma	$57,224	$86,838	$89,297
Earnings per share—basic:
As reported	$1.18	$1.68	$1.70
Pro forma	$1.10	$1.59	$1.60
Earnings per share—diluted:
As reported	$1.18	$1.66	$1.68
Pro forma	$1.10	$1.58	$1.60

The weighted average fair value of options granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	3.8%	3.2%	3.0%
Expected dividend yield	2.6%	1.7%	0.0%
Expected life (years)	6.0	6.0	6.0
Expected volatility	42.6%	50.8%	50.0%

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 (first quarter 2006 for us). We believe the annual impact of adopting SFAS No. 123 will not be materially different than the pro forma disclosure above.

Reclassification

Certain warehouse costs have been reclassified from selling, general and administrative expenses to cost of sales for all years presented. Reclassified amounts were $48,851 for 2005, $48,727 for 2004, and $49,440 for 2003.

3. Restructuring and Asset Impairment Charges

In 2001 we began implementing a plan to reduce our domestic manufacturing capacity. As of December 31, 2005, this plan included the closing, consolidation or reconfiguration of 31 manufacturing facilities. Restructuring activity included the closing or the realignment of eight manufacturing facilities in 2005, the closing of three manufacturing facilities in 2004 and the closing of three manufacturing facilities and the realignment of two additional facilities in 2003.

Asset impairment charges were recorded to reduce the carrying value of all idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers retained to assist in disposal efforts and (ii) proceeds from recent sales of Company facilities and the market prices being obtained for similar long-lived assets.

Restructuring and asset impairment charges were as follows:

	Year Ended December 31,
	2005	2004	2003
Restructuring charges:
Costs to shutdown, cleanup and vacate facilities	$3,793	$1,848	$4,787
One-time termination benefits (includes executive severance)	7,628	669	2,331
Inventory write-downs	—	4,678	434
	11,421	7,195	7,552
Impairment charges	9,988	2,054	10,301
	$21,409	$9,249	$17,853
Statement of Operations classification:
Cost of operations	$7,427	$5,953	$7,151
Selling, general and administrative expenses	13,982	3,296	10,702
	$21,409	$9,249	$17,853

Real estate held for sale with a carrying value of $603 and $3,301 was included in other assets as of December 31, 2005 and 2004. There were no restructuring charges included in other accrued expenses at December 31, 2005 and 2004.

4. Inventories

Inventories are summarized as follows:

	December 31,	December 31,
	2005	2004
Finished products	$275,985	$268,170
Work-in-process	43,747	49,362
Raw materials	113,082	127,296
	$432,814	$444,828

The decrease in raw materials and work in process is a result of the reduction in domestic manufacturing capacity and is partially offset by increased finished goods due to an effort to improve service levels and the impact of inventory in transit from the Far East.

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following:

	December 31,	December 31,
	2005	2004
Goodwill	$265,245	$265,835
Less: accumulated amortization	82,738	82,738
Goodwill	$182,507	$183,097
Trademarks and trade names	$206,179	$206,179
Less: accumulated amortization	36,508	36,508
Other intangible assets	$169,671	$169,671

SFAS No. 142, “Goodwill and Other Intangible Assets”,  requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested annually for impairment or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. No impairment was recorded in 2005 or 2004. Our other intangible assets consist of trademarks and trade names all having indefinite lives.

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2005	2004
Revolving credit facility (unsecured)	$300,000	$300,000
Other	1,600	2,400
	$301,600	$302,400

The following discussion summarizes certain provisions of the long-term debt:

Revolving Credit Facility

We have a revolving credit facility with a group of financial institutions. The facility is an unsecured revolving credit facility with a commitment of $450,000 (reduced from $550,000 on December 9, 2005) and a maturity date of June 7, 2008. The facility allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $150,000, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies depending upon the type of loan we execute. The applicable margin over the base rate and adjusted Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At December 31, 2005, loans outstanding under the revolving credit facility consisted of $300,000 based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps have a weighted average interest rate of 3.74%.

At December 31, 2005, there were $300,000 of cash borrowings and $16,341 in letters of credit outstanding under the revolving credit facility, leaving an excess of $133,659 available for future liquidity needs.

The revolving credit facility has no mandatory principal payments; however, the commitment matures on June 7, 2008. The facility requires us to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio as defined in the credit agreement. In addition, the facility requires repayment upon the occurrence of a change of control of the Company. As of December 31, 2005, we were in compliance with all financial covenants.

Other

Other long-term debt consists of industrial revenue bonds with an interest rate of 7.0%.

Interest Rate Swap Agreements

In May 2004, in order to reduce the impact of changes in interest rates on its floating rate long-term debt, we entered into three interest rate swap agreements each having a notional amount of $100,000 and a termination date in May 2007. We pay the counterparties a fixed rate of 2.55% per annum and receive payments based upon the floating three-month LIBOR rate.

7. Common Stock

The Company’s restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2005, 56,482,541 shares of Common Stock were issued.

The Company has been authorized by its Board of Directors to repurchase our Common Stock from time to time in open market or privately negotiated transactions. Common Stock repurchases are recorded as treasury stock and may be used for general corporate purposes. As of December 31, 2005, we have Board of Directors’ authorization for the repurchase of an additional $47,258 of our Common Stock. On January 26, 2006 an additional authorization of $50,000 was approved.

Shares of Common Stock were reserved for the following purposes at December 31, 2005:

Number of Shares
Common stock options:
Granted	3,771,675
Available for grant	1,322,375
5,094,050

We have outstanding option grants pursuant to the 1992 Stock Option Plan and the 1999 Long-Term Incentive Plan. These plans are administered by the Executive Compensation and Stock Option Committee of the Board of Directors and permit certain key employees to be granted nonqualified options, performance-based options, restricted stock, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years.

In 2005 and 2004 we issued 23,500 and 9,000 shares of restricted stock. The restricted shares vest over various periods from three to five years. The deferred compensation cost is amortized to expense over the period of time the restrictions are in place and the unamortized portion is classified as a reduction of paid-in-capital in our consolidated balance sheets.

Changes in options granted and outstanding are summarized as follows:

	Year Ended December 31,
	2005		2004		2003
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Beginning of period	3,918,481	$22.70	4,172,909	$21.16	3,610,984	$20.36
Granted	799,900	22.88	574,100	29.96	988,300	21.54
Exercised	(560,581)	13.47	(692,028)	18.75	(299,475)	11.29
Cancelled	(386,125)	24.58	(136,500)	26.15	(126,900)	24.80
End of period	3,771,675	$23.91	3,918,481	$22.70	4,172,909	$21.16
Exercisable at end of period	2,204,413		2,365,656		2,252,259
Weighted average fair value of options granted		$8.19		$13.28		$10.89

Summarized information regarding stock options outstanding and exercisable at December 31, 2005 follows:

	Outstanding			Exercisable
		Average
		Remaining
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$10 - $20	566,350	4.1	16.75	476,350	16.36
$20 - $30	2,876,425	6.3	24.15	1,469,063	23.68
Over $30	328,900	4.5	34.18	259,000	34.05
	3,771,675	5.8	$23.91	2,204,413	$22.31

Weighted average shares used in the computation of basic and diluted earnings per common share for 2005, 2004, and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003
Weighted average shares used for basic earnings per common share	51,976,417	54,653,995	55,736,871
Effect of dilutive securities:
Stock options	127,558	565,577	518,917
Weighted average shares used for diluted earnings per common share	52,103,975	55,219,572	56,255,788

Excluded from the computation of diluted earnings per common share were options to purchase 3,008,825 and 948,449 shares at an average price of $25.30 and $31.72 per share during 2005 and 2004. These options have been excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

8. Income Taxes

Income tax expense is comprised of the following:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$39,557	$40,899	$49,124
State and local	2,331	3,443	4,633
Foreign	659	713	158
	42,547	45,055	53,915
Deferred	(11,989)	6,018	736
	$30,558	$51,073	$54,651

The following table reconciles the differences between the federal corporate statutory rate and our effective income tax rate:

	Year Ended December 31,
	2005	2004	2003
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.2	1.8	2.1
Non taxable income	(1.6)	(0.5)	(0.5)
Other	(1.4)	(0.5)	—
Effective income tax rate	33.2%	35.8%	36.6%

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2005	2004
Deferred tax assets attributable to:
Expense accruals	$19,503	$15,994
Valuation allowances	14,755	15,172
Asset impairment charges	3,118	2,872
Employee pension and other benefit plans	27,147	14,207
Other	1,679	1,622
Total deferred tax assets	66,202	49,867
Deferred tax liabilities attributable to:
Fair value adjustments	(45,150)	(43,239)
Other intangible assets	(30,374)	(28,973)
Depreciation	(7,263)	(15,840)
Inventory costs capitalized	(3,555)	(2,253)
Qualifying prepaid expenses	(1,195)	—
Deferred foreign taxable income	(5,415)	(871)
Other	(8,378)	(8,952)
Total deferred tax liabilities	(101,330)	(100,128)
Net deferred tax liabilities	$(35,128)	$(50,261)

The undistributed cumulative earnings of foreign subsidiaries that are considered permanently reinvested outside the U.S. were $17.3 million at December 31, 2005. Foreign withholding taxes have not been provided on these earnings.

9. Employee Benefits

We sponsor or contribute to retirement plans covering substantially all employees. The total cost of all plans was $21,558 in 2005, $16,947 in 2004, and $10,678 in 2003.

Company-Sponsored Defined Benefit Plans

Through 2005, employees are covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. Cash contributions to the trust funds during 2004 were $15,000 with no contributions made in 2005. We do not expect to make any cash contribution during 2006. Monthly retirement benefits are based upon service and pay with employees becoming vested upon completion of five years of service. Future retirement benefits will be provided to employees through increased Company match to the defined contribution plan. Annual plan benefit payments to retirees and/or beneficiaries are expected to average $24,700 for the next ten years.

As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transition benefits will be provided to participants who have attained age 50 and have completed 10 years of service. We will provide future retirement benefits to our employees by increasing the match in the defined contribution plan.

The investment objective of the trust funds is to ensure, over the long-term life of the trusts, an adequate asset balance to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, we seek to achieve investment returns at or above selected benchmarks consistent with a prudent level of diversification. We retain registered investment advisors to manage specific asset classes. Investment advisors are selected from established and financially sound organizations with proven records in managing funds in the appropriate asset class. Investment advisors are given strict investment guidelines and performance benchmarks. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts.

Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

It is our practice to fund pension costs to the extent such costs are tax deductible and in accordance with ERISA. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts. The table below summarizes the funded status of our sponsored defined benefit plans.

	December 31, 2005		December 31, 2004
	Qualified	Non-Qualified	Qualified	Non-Qualified
	Plan	Plan	Plan	Plan
Change in projected benefit obligation:
Projected benefit obligation—beginning of year	$391,041	$27,273	$360,641	$25,212
Service cost	12,302	667	11,666	745
Interest cost	23,500	1,557	22,823	1,606
Plan amendments	—	—	—	1,377
Actuarial loss	20,087	(729)	15,225	(392)
Benefits paid	(20,518)	(1,352)	(19,313)	(1,276)
Curtailments	(22,632)	(721)	—	—
Projected benefit obligation—end of year	$403,780	$26,695	$391,042	$27,272
Change in plan assets:
Fair value of plan assets—beginning of year	$348,450	—	$327,643	—
Actual return on plan assets	20,548	—	25,119	—
Employer contributions	—	1,352	15,000	1,276
Benefits paid	(20,518)	(1,352)	(19,313)	(1,276)
Fair value of plan assets—end of year	$348,480	—	$348,449	—
Funded status	$(55,300)	$(26,695)	$(42,593)	$(27,272)
Fair value adjustment	(9,818)	—	(11,309)	—
Recognition of minimum liability	(73,982)	—	(54,634)	—
Unrecognized net actuarial loss	89,795	3,221	92,824	5,035
Unrecognized prior service cost	75	510	682	1,445
Accrued pension cost	$(49,230)	$(22,964)	$(15,030)	$(20,792)
Accumulated benefit obligation	$396,948	$26,080	$362,012	$24,591

The fair value adjustment relates to our 1992 reorganization.

The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
		December 31,	December 31,
	Target	2005	2004
Equity securities	55.0%	58.7%	53.4%
Debt securities	45.0%	41.3%	46.6%
	100.0%	100.0%	100.0%

Net periodic pension expense for 2005, 2004, and 2003 included the following components:

	Year Ended December 31,
	2005	2004	2003
Service cost-benefits earned during the period	$12,969	$12,411	$11,521
Interest cost on the projected benefit obligation	25,057	24,429	23,795
Expected return on plan assets	(26,007)	(27,004)	(28,725)
Net amortization and deferral	6,503	3,706	355
Curtailment charge	1,345	—	—
Net periodic pension expense	$19,867	$13,542	$6,946

Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2005	2004	2003
Assumptions used to determine net pension expense:
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%
Average discount rate	6.00%	6.25%	6.75%
Long-term rate of compensation increase	3.50%	3.50%	4.00%
Assumptions used to determine benefit obligation as of December 31:
Average discount rates	5.75%	6.00%	6.25%
Long-term rate of compensation increase	3.50%	3.50%	4.00%

The expected long-term rate of return assumption was developed through analysis of historical market returns by asset class, current market conditions and the trust fund’s past experience.

Other Retirement Plans and Benefits

In addition to defined benefit plans, the Company provides other benefits through defined contribution plans. The cost of these plans is included in the total cost for all plans reflected above.

10. Other Comprehensive Income (Expense)

Other comprehensive income (expense) consists of the following:

	Year Ended December 31,
	2005	2004	2003
Change in fair value of financial instruments accounted for as hedges	$2,547	$10,225	$9,757
Minimum pension liability	(19,348)	(9,490)	(2,658)
Foreign currency translation	555	(354)	(213)
	(16,246)	381	6,886
Income tax expense (benefit)	(5,940)	11	2,415
	$(10,306)	$370	$4,471

The components of accumulated other comprehensive income (expense), each presented net of tax, are as follows:

	December 31,	December 31,
	2005	2004
Fair value of financial instruments accounted for as hedges	$5,663	$4,008
Minimum pension liability	(46,608)	(34,092)
Foreign currency translation	(437)	(992)
	$(41,382)	$(31,076)

11. Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Year Ended December 31,
	2005	2004	2003
Rent expense	$51,660	$34,716	$31,954
Sublease income	(11,882)	(4,106)	(1,413)
Net rent expense	$39,778	$30,610	$30,541

Annual minimum payments under operating leases are as follows:

	Minimum		Net Minimum
	Lease	Sublease	Lease
Year	Payments	Income	Payments
2006	$47,672	$15,793	$31,879
2007	43,552	15,893	27,659
2008	41,777	16,124	25,653
2009	38,222	16,025	22,197
2010	35,082	16,692	18,390
thereafter	128,549	76,519	52,030
	$334,854	$157,046	$177,808

We have provided guarantees related to store leases for certain independent dealers opening Company-brand stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from rolling 5-year guarantees (approximately 80%) to full-term guarantees (usually 10 years) and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at December 31, 2005 were $89,009.

12. Contingent Liabilities

We are or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of Furniture Brands or those of our subsidiaries.

13. Other Income, Net

Other income, net for 2005, 2004 and 2003 consisted of interest on short-term investments and notes receivable of $2,562, $1,135, and $718 and other miscellaneous income and expense items totaling $1,961, $1,163 and $2,764.

14. Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly information:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2005:
Net sales	$593,529	$557,927	$593,753	$641,565
Gross profit	136,940	119,778	133,296	149,937
Net earnings	$17,142	$9,919	$9,591	$24,784
Earnings per common share:
Basic	$0.34	$0.19	$0.18	$0.47
Diluted	$0.34	$0.19	$0.18	$0.46
Dividends declared per common share	$0.15	$0.15	$0.15	$0.15
Common stock price range:
High	$23.77	$22.44	$23.01	$25.40
Low	$16.07	$17.25	$18.81	$21.62
Year ended December 31, 2004:
Net sales	$601,981	$574,800	$593,088	$677,561
Gross profit(1)	140,845	133,420	140,239	165,312
Net earnings	$22,333	$19,423	$16,602	$33,209
Earnings per common share:
Basic	$0.42	$0.36	$0.30	$0.59
Diluted	$0.42	$0.36	$0.30	$0.58
Dividends declared per common share	$0.150	$0.125	$0.125	$0.125
Common stock price range:
High	$25.75	$25.37	$33.90	$35.09
Low	$20.75	$21.10	$22.75	$28.15

(1)           Gross profit reflects reclassification of certain warehouse expenses from selling, general and administrative expenses to cost of sales.

Earnings per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

The closing market price of the Common Stock on December 31, 2005 was $22.33 per share.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure controls and procedures

Our chief executive officer and chief financial officer have conducted an evaluation of the Company’s disclosure controls and procedures and have concluded that disclosure controls and procedures were effective based on their evaluation of these controls and procedures as of December 31, 2005.

Internal Control over Financial Reporting

(a)           Management’s Report on Internal Control over Financial Reporting

Our management report on internal control over financial reporting as of December 31, 2005 is set forth on page 50 and is incorporated herein by reference.

(b)           Attestation Report of the Independent Registered Public Accounting Firm

Management’s report on internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the independent registered public accounting firm that also audited our consolidated financial statements. KPMG LLP’s attestation report on our internal control over financial reporting is set forth on page 51.

(c)            Changes in internal control over reporting.

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.   Other Information

None

PART III

Item 10.   Directors and Executive Officers of the Registrant

The sections entitled “Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2006 are incorporated herein by reference.

Executive Officers of the Registrant

			Current	Appointed
Name	Age	Position	Positions	or Elected
*Wilbert G. Holliman	68	President of the Subsidiary— Action Industries, Inc.		1989
		Chief Executive Officer of the Subsidiary—
		Action Industries, Inc.		1994
		Director	X	1996
		President		1996
		Chief Executive Officer	X	1996
		Chairman of the Board	X	1998
John T. Foy	58	President and Chief Executive
		Officer of the Operating Company—
		Lane Furniture Industries, Inc.		1996
		Director	X	2004
		President	X	2004
		Chief Operating Officer	X	2004
Nancy W. Webster	52	President and Chief Executive
		Officer of the Operating Company—
		Thomasville Furniture Industries, Inc.	X	2005
Harvey Dondero	57	President and Chief Executive
		Officer of the Operating Company—
		Broyhill Furniture Industries, Inc.	X	2005
C. Jeffrey Young	55	President and Chief Executive
		Officer of the Operating Company—
		Drexel Heritage		2002
		HDM Furniture Industries, Inc.	X	2005
Lynn Chipperfield	54	General Counsel		1993
		Vice-President		1996
		Secretary		1996
		Senior Vice President	X	2000
		Chief Administrative Officer	X	2000
Denise L. Ramos	49	Senior Vice President	X	2005
		Treasurer		2005
		Chief Financial Officer	X	2005
Steven W. Alstadt	51	Controller	X	1994
		Chief Accounting Officer	X	1994

*                    Member of the Executive Committee

There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year or until their successors are elected and qualified.

Each of the executive officers has held the same position or other positions with the same employer during the past five years, except Denise L. Ramos, who became Senior Vice President, Treasurer and Chief Financial Officer of the Company in 2005 and prior thereto was Chief Financial Officer of the KFC division of YUM! Brands, Inc. and Senior Vice President and Treasurer of YUM! Brands, Inc.; C. Jeffrey Young who became President and Chief Executive Officer of Drexel Heritage in 2002 and prior thereto was a participant in a joint venture now known as Fine Furniture Design and Marketing; Harvey Dondero, who became President and Chief Executive Officer of Broyhill in 2005 and prior thereto was President and Chief Executive Officer of Universal Furniture International, which is currently part of Lacquer Craft Manufacturing Co. Ltd.; and Nancy W. Webster, who became President and Chief Executive Officer of Thomasville in 2005 and prior thereto was Vice President of Hardlines Product Design and Development for Target Corporation and Senior Vice President Creative Development for Springs Industries, Inc.

Code of Corporate Conduct

We have adopted a code of business conduct for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Corporate Conduct. Any person may request a free copy of the Code of Corporate Conduct from:

Furniture Brands International, Inc.
101 S. Hanley Road
St. Louis, MO 63105

Attn: Corporate Secretary
314-863-1100

Audit Committee and Audit Committee Financial Expert

The sections entitled “Board of Directors and Committees” and “Principal Auditor Fees and Services” of our Proxy Statement for the Annual Meeting of Stockholders on May 4, 2006 are incorporated herein by reference.

Item 11.   Executive Compensation

The sections entitled “Executive Compensation”, “Executive Compensation and Stock Option Committee Report on Executive Compensation”, “Stock Options”, “Long-Term Incentive Plan”, “Retirement Plans”, “Incentive Agreements” and “Performance Graph” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2006 are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The section entitled “Security Ownership” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2006 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The section “Certain Relationships and Related Transactions” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2006 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The section “Principal Auditor Fees and Services” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 4, 2006 is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)            List of documents filed as part of this report:

1.              Financial Statements:

Consolidated balance sheets, December 31, 2005 and 2004

Consolidated statements of operations for each of the years in the three-year period ended December 31, 2005

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2005

Consolidated statements of shareholders’ equity and comprehensive income (expense) for each of the years in the three-year period ended December 31, 2005

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

2.              Financial Statement Schedules:

Valuation and qualifying accounts (Schedule II).

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

3.              Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

3(a)

Restated Certificate of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

3(b)

By-Laws of the Company revised and amended to May 6, 1998 (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

3(c)

Rights Agreement, dated as of July 30, 1998, between the Company and Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 4 (b) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(d)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

4(a)

Credit Agreement, dated December 18, 2003, among the Company, Broyhill Furniture Industries, Inc., Drexel Heritage Furniture Industries, Inc., Henredon Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc. as Borrowers, Various Lenders, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch and The Bank of New York, as Co-Documentation Agents, Suntrust Bank and Wachovia Bank, National Association, as Co-Syndication Agents, Deutsche Bank AG, New York Branch, as Administrative Agent, and Deutsche Bank Securities, Inc., as Sole Lead Arranger and Sole Book Manager (Incorporated by reference to Exhibit 4 to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated January 21, 2004)

10(a)

Furniture Brands International, Inc. 1992 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10 (a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) *

10(b)

Furniture Brands International, Inc. 1999 Long-Term Incentive Plan, as amended (Incorporated by reference to Exhibit 4(f) to Furniture Brands International, Inc.’s Registration Statement on Form S-8, File No. 333-100133) *

10(c)

Furniture Brands Internal, Inc. 2005 Long-Term Performance Bonus Plan (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated May 3, 2005.)

10(d)	Form of Stock Option Grant Letter (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated February 2, 2005)*
10(e)	Form of Restricted Stock Grant Letter (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc’s. Current Report on Form 8-K, dated February 11, 2005)*
10(f)

Form of Indemnification Agreement between the Company and the Company’s directors (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(g)

Furniture Brands International, Inc. Amended and Restated Restricted Stock Plan for Outside Directors, dated as of January 27, 2005 (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated May 3, 2005 *

10(h)	Retirement Plan for Directors (Incorporated by reference to Exhibit 10 (g) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994) *
10(i)

First Amendment to Retirement Plan for Directors (Incorporated by reference to Exhibit 10 (e) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994) *

10(j)

Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001 (Incorporated by reference to Exhibit 10(g) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(k)

Thomasville Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002 (Incorporated by reference to Exhibit 10(i) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(l)

Henredon Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002 (Incorporated by reference to Exhibit 10(j) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(m)

Drexel Heritage Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002 (Incorporated by reference to Exhibit 10(k) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(n)

Form of Executive Incentive Plan Grant Letter to Company Executives (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated February 2, 2005) *

10(o)

Form of Executive Incentive Plan Grant Letter to Operating Company Executives (Incorporated by reference to Exhibit 10(q) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004) *

10(p)

Employment Agreement, dated as of January 1, 2000, between the Company and Wilbert G. Holliman (Incorporated by reference to Exhibit 10 (j) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(q)

Employment Agreement, dated as of February 10, 2004, between the Company and John T. Foy (Incorporated by reference to Exhibit 10 (o) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003) *

10(r)

Employment Agreement, dated as of February 7, 2005, between the Company and Denise L. Ramos (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.’s Current Report On Form 8-K, dated February 11, 2005) *

10(s)

Employment Agreement, dated as of April 16, 2004, between Thomasville Furniture Industries, Inc. and Thomas G. Tilley, Jr. (Incorporated by reference to Exhibit 10 (s) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003) *

10(t)

Form of Agreement Not To Compete between the Company and Wilbert G. Holliman and John T. Foy (Incorporated by reference to Exhibit 10 (r) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(u)

Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002 (Incorporated by reference to Exhibit 10(v) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002) *

10(v)	Form of Deferred Executive Compensation Agreement (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated December 9, 2004) *

10(w)

Form of Cash Option Deferred Executive Compensation Agreement (Incorporated by reference to Exhibit 10 (b) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated December 9, 2004). *

10(x)

Furniture Brands International, Inc. Deferred Compensation Plan, effective January 1, 2006 (Incorporated by reference to Furniture Brands International, Inc.’s Registration Statement on Form S-8, File No. 333-130322)

10(y)	Form of Long-Term Performance Cash Bonus Letter (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated February 2, 2005) *
14	Code of Corporate Conduct (Incorporated by reference to Exhibit 14 to Furniture Brands International, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2003).
21	List of Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
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

*                    Indicates management contact or compensatory plan, contract or arrangement

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

Page No.
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2004	22
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2005	23
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005	24
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2005	25
Notes to Consolidated Financial Statements	26
Financial Statement Schedule	42
Report of Independent Registered Public Accounting Firm	49
Consolidated Financial Statement Schedules:
Schedule II
Valuation and qualifying accounts	47

Schedule II

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Deductions		Balance at
	Beginning	Costs and	From		End of
Description	of Period	Expenses	Reserves		Period
	(Dollars in Thousands)
Year Ended December 31, 2005
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$15,390	9,047	(8,384	)(a)	16,053
Allowance for cash discounts/chargebacks/other	5,529	3,127	(1,341	)(b)	7,315
	20,919	12,174	(9,725)		23,368
Year Ended December 31, 2004
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$13,287	$16,425	$(14,322	)(a)	$15,390
Allowance for cash discounts/chargebacks/other	6,091	554	(1,116	)(b)	5,529
	$19,378	$16,979	$(15,438)		$20,919
Year Ended December 31, 2003
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$13,717	$3,830	$(4,260	)(a)	$13,287
Allowance for cash discounts/chargebacks/other	7,034	978	(1,921	)(b)	6,091
	$20,751	$4,808	$(6,181)		$19,378

(a)            Uncollectible accounts written off, net of recoveries.

(b)            Cash discounts taken by customers and claims allowed to customers.

See accompanying Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control Over Financial Reporting

Management of Furniture Brands International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is set forth on page 51.

Furniture Brands International, Inc.

St. Louis, Missouri
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Furniture Brands International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Furniture Brands International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based the on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Furniture Brands International, Inc. as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 14, 2006

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)

By:	/s/ WILBERT G. HOLLIMAN
Chairman of the Board and
Chief Executive Officer

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 00, 2006.

Signature	Title

/s/ WILBERT G. HOLLIMAN	Chairman of the Board
Wilbert G. Holliman	(Principal Executive Officer)

/s/ JOHN T. FOY	Director and President
John T. Foy

/s/ KATHERINE BUTTON BELL	Director
Katherine Button Bell

/s/ JOHN R. JORDAN, JR.	Director
John R. Jordan, Jr.

/s/ DONALD E. LASATER	Director
Donald E. Lasater

/s/ LEE M. LIBERMAN	Director
Lee M. Liberman

/s/ RICHARD B. LOYND	Director
Richard B. Loynd

/s/ BOB L. MARTIN	Director
Bob L. Martin

/s/ AUBREY B. PATTERSON	Director
Aubrey B. Patterson

/s/ ALBERT E. SUTER	Director
Albert E. Suter

/s/ DENISE L. RAMOS	Senior Vice-President
Denise L. Ramos	(Principal Financial Officer)

/s/ STEVEN W. ALSTADT	Controller
Steven W. Alstadt	(Principal Accounting Officer)