Form 10-Q
period 2006-05-09
FURNITURE BRANDS INTERNATIONAL INC
filed 2006-05-10
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 or

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
Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer (X)	Accelerated Filer ( )	Non-Accelerated Filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ( ) No (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,981,430 shares as of April 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2006.

Consolidated Balance Sheets:

March 31, 2006
December 31, 2005

Consolidated Statements of Operations:

Three Months Ended March 31, 2006
Three Months Ended March 31, 2005

Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2006
Three Months Ended March 31, 2005

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the management of the Company considers necessary for a fair presentation of the results of the period. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$90,554	$114,322
Receivables, less allowances of $29,610
($23,368 at December 31, 2005)	393,216	349,202
Inventories (Note 1)	439,312	432,814
Deferred income taxes	27,257	25,540
Prepaid expenses and other current assets	10,463	9,790
Total current assets	960,802	931,668

Property, plant and equipment	653,606	666,079
Less accumulated depreciation	411,238	415,262
Net property, plant and equipment	242,368	250,817

Goodwill	182,507	182,507
Other intangible assets	169,671	169,671
Other assets	49,137	47,561
	$1,604,485	$1,582,224

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$110,698	$101,860
Accrued employee compensation	31,672	30,605
Other accrued expenses	81,517	81,020
Total current liabilities	223,887	213,485

Long-term debt	301,600	301,600
Deferred income taxes	51,370	60,668
Other long-term liabilities (Note 8)	121,215	102,519

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at March 31, 2006 and December 31, 2005	56,483	56,483
Paid-in capital	223,247	221,754
Retained earnings	842,288	820,025
Accumulated other comprehensive income (expense) (Note 3)	(44,935)	(41,382)
Treasury stock at cost (7,514,636 shares at
March 31, 2006 and 6,814,963 shares at
December 31, 2005)	(170,670)	(152,928)
Total shareholders' equity	906,413	903,952
	$1,604,485	$1,582,224
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Net sales	$661,445	$641,565

Cost of sales	507,506	491,628

Gross profit	153,939	149,937

Selling, general and administrative expenses	116,564	111,416

Earnings from operations	37,375	38,521

Interest expense	2,961	3,102

Other income, net (Note 7)	10,538	1,890

Earnings before income tax expense	44,952	37,309

Income tax expense	14,730	12,525

Net earnings	$30,222	$24,784

Net earnings per common share:

Basic	$0.61	$0.47

Diluted	$0.61	$0.46

Weighted average common shares outstanding (Note 2):

Basic	49,522,219	53,211,846

Diluted	49,569,064	53,507,094

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$30,222	$24,784
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	10,093	11,803
Stock compensation expense	1,623	87
Provision (benefit) for deferred income taxes	(3,339)	(2,205)
Other, net	(4,699)	1,417
Changes in operating assets and liabilities:
Accounts receivable	(44,014)	(20,851)
Inventories	(6,498)	15,077
Prepaid expenses and other assets	(399)	(9,174)
Accounts payable and other accrued expenses	17,143	9,198
Other long-term liabilities	4,059	5,557
Net cash provided by operating activities	4,191	35,693

Cash flows from investing activities:
Proceeds from the disposal of assets	3,183	2,139
Additions to property, plant and equipment	(5,356)	(7,941)
Net cash used by investing activities	(2,173)	(5,802)

Cash flows from financing activities:
Proceeds from the exercise of stock options	6,769	572
Tax benefit from the exercise of stock options	404	-
Payments of cash dividends	(7,959)	(7,986)
Payments for the purchase of treasury stock	(25,000)	(5,000)
Net cash used by financing activities	(25,786)	(12,414)

Net increase (decrease) in cash and cash equivalents	(23,768)	17,477
Cash and cash equivalents at beginning of period	114,322	51,248
Cash and cash equivalents at end of period	$90,554	$68,725

Supplemental disclosure:

Cash payments for income taxes, net	$18,033	$15,500

Cash payments for interest expense	$1,679	$3,153

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	March 31,	December 31,
	2006	2005

Finished products	$276,166	$275,985
Work-in-process	45,104	43,747
Raw materials	118,042	113,082
	$439,312	$432,814

(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Weighted average shares used
for basic net earnings per
common share	49,522,219	53,211,846
Effect of dilutive securities:
Stock options	46,845	295,248
Weighted average shares used
for diluted net earnings
per common share	49,569,064	53,507,094

(3)	Comprehensive income (expense) is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Net earnings	$30,222	$24,784
Other comprehensive income (expense), net of tax:
Change in fair value of financial instruments accounted
for as hedges	(4,221)	2,319
Foreign currency translation	668	274
Other comprehensive income (expense)	(3,553)	2,593
	$26,669	$27,377

The components of accumulated other comprehensive income (expense), each presented net of tax benefits, are as follows:

	March 31,	December 31,
	2006	2005

Fair value of financial instruments accounted
for as hedges	$1,442	$5,663
Minimum pension liability	(46,608)	(46,608)
Foreign currency translation	231	(437)
	$(44,935)	$(41,382)

(4)
Effective January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123 (Revised 2004) - Share-Based Payment (SFAS No. 123R) using the modified prospective application transition method. Under the modified prospective approach, the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated.

The adoption of SFAS No. 123R resulted in share-based compensation expense of $1,623 for the three months ended March 31, 2006. For the three months ended March 31, 2005 we accounted for stock based compensation plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees." The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied.

Three Months
Ended
March 31, 2005

Net earnings	$24,784

Deduct: Stock-based employee compensation expense determined under fair value based
method, net of income tax benefits	(1,099)

Net earnings - pro forma	$23,685

Earnings per share - basic:
As reported	$0.47
Pro forma	$0.45

Earnings per share - diluted
As reported	$0.46
Pro forma	$0.45

The stock option plan allows for the granting of options to purchase common stock, restricted stock and restricted stock units. Compensation expense is recognized on a straight-line basis over the vesting period, generally four years for stock options and various terms ranging from one to seventeen years for the restricted stock and restricted stock units.

A summary of option activity during the quarter is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2005	3,916,350	$23.88
Granted	632,200	24.84
Exercised	(322,800)	20.97
Cancelled	(47,200)	25.39
Outstanding at March 31, 2006	4,178,550	$24.23	6.1	1,168
Exercisable at March 31, 2006	2,663,875	$24.13	4.4	1,012

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to the expected life of the option grant. The dividend yield is calculated based upon the dividend rate on the date of the grant. The expected term of the option grant is based upon historical exercise results. Expected volatility is calculated based upon the historical volatility over a period equal to the expected term of the option grant. The weighted-average assumptions used to value stock option grants issued in the three months ended March 31, 2006 are as follows:

	2006	2005

Risk-free interest rate	4.38%	3.71%
Expected dividend yield	2.41%	2.55%
Expected term (years)	5.5	6.0
Expected volatility	39.94%	42.78%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 were $8.61 and $8.48. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $1,112 and $650.

Non-vested restricted stock and restricted stock unit activity for the three months ended March 31, 2006 are as follows:

Shares
Non-vested balance at December 31, 2005	52,166
Granted	56,190
Vested	(11,334)
Forfeited	-
Non-vested balance at March 31, 2006	97,022

The fair value of restricted stock and restricted stock units issued during the three months ended March 31, 2006 was $1,402.

As of March 31, 2006 there was $14,354 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan, this cost is expected to be recognized over a weighted-average period of two years.

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Service cost	$1,450	$3,400
Interest cost	6,125	6,425
Expected return on plan assets	(6,375)	(6,500)
Net amortization and deferral	1,755	1,669
	$2,955	$4,994

As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits will be provided to participants who have attained age 50 and completed 10 years of service as of December 31, 2005. Effective January 1, 2006 retirement benefits are provided to substantially all employees through increased matching contributions to the Company’s 401(k) plan. Total retirement costs for the three months ended March 31, 2006 were $6,435 compared to $5,736 for the three months ended March 31, 2005.

(6)
We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at March 31, 2006 were $87,471. We consider the estimated loss on these guarantees to be de minimus; therefore, as of March 31, 2006 we have not recorded any contingent liability for lease guarantees.

(7)
In May 2004, in order to reduce the impact of changes in interest rates on our floating rate long-term debt, we entered into three interest rate swap agreements, each having a national amount of $100,000 and a termination date in May 2007. On April 21, 2005 we refinanced the revolving credit facility. As a result of this refinancing we discontinued accounting for the interest rate swaps as cash flow hedges as of March 31, 2006 and reclassified the gain of $8,503 ($5,408 net of income tax expense) from accumulated other comprehensive income into earnings.

(8)	Other long-term liabilities consists of the following:

	March 31,	December 31,
	2006	2005

Pension Liability	$74,988	$72,678
Other	46,227	29,841
	121,215	102,519

Other long-term liabilities includes the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, accrued tax liabilities, deferred compensation and long-term incentive plans, and various other non-current liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Furniture Brands International, Inc. is one of the largest furniture companies in the United States. We are one company marketing our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith). Through these four subsidiaries, we design, manufacture, source, market and distribute a full line of branded products consisting of both wood and upholstered furniture.

Comparison of Three Months Ended March 31, 2006 and 2005

Selected financial information for the three months ended March 31, 2006 and March 31, 2005 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	March 31, 2006		March 31, 2005
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$661.4	100.0%	$641.5	100.0%
Cost of sales	507.5	76.7	491.6	76.6
Gross profit	153.9	23.3	149.9	23.4
Selling, general and administrative expenses	116.5	17.6	111.4	17.4
Earnings from operations	37.4	5.7	38.5	6.0
Interest expense	3.0	0.5	3.1	0.5
Other income, net	10.5	1.6	1.9	0.3
Earnings before income tax expense	44.9	6.8	37.3	5.8
Income tax expense	14.7	2.2	12.5	1.9
Net earnings	$30.2	4.6%	$24.8	3.9%
Net earnings per common share - diluted	$0.61	-	$0.46	-

Net sales for the three months ended March 31, 2006 were $661.4 million, compared to $641.5 million in the three months ended March 31, 2005, an increase of $19.9 million or 3.1%. This increase was driven primarily by strong product development at Thomasville and increased demand for our reclining products.

Cost of sales for the three months ended March 31, 2006 was $507.5 million compared to $491.6 million in the three months ended March 31, 2005. Cost of sales as a percentage of net sales increased from 76.6% in the three months ended March 31, 2005 to 76.7% in the three months ended March 31, 2006. Restructuring, asset impairment and severance charges included in cost of sales for the three months ended March 31, 2006 were $0.4 million and for the three months ended March 31, 2005 were $1.4 million. The increase in cost of sales for the three months ended March 31, 2006 was due to increases in raw material prices.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $116.6 million compared to $111.4 million in the three months ended March 31, 2005. As a percentage of net sales, these expenses were 17.6% and 17.4% for the three months ended March 31, 2006 and March 31, 2005. Restructuring, asset impairment and severance charges for the three months ended March 31, 2006 were $0.4 million and for the three months ended March 31, 2005 were $2.5 million. Increases in selling, general and administrative expenses were primarily the result of higher bad debt expense, stock option compensation expense and operating expenses from the Company-owned retail stores (14 stores at March 31, 2006 compared to 10 stores at March 31, 2005) partially offset by reduced advertising and promotional expenses.

Interest expense totaled $3.0 million for the three months ended March 31, 2006 compared to $3.1 million in the prior comparable period. In a period of increasing interest rates, interest expense remained flat compared with the prior year due to similar debt levels and the rate being fixed through use of interest rate swaps.

Other income, net totaled $10.5 million for the three months ended March 31, 2006 compared to $1.9 million for the prior year comparable period. For the three months ended March 31, 2006 other income consisted of interest on short-term investments and notes receivable of $1.0 million, an $8.5 million gain on a cash flow hedge as a result of refinancing the revolving credit facility, and other miscellaneous income and expense items totaling $1.0 million.

The effective income tax rate was 32.8% for the three months ended March 31, 2006 and 33.6% for the three months ended March 31, 2005. The effective tax rates for both periods were favorably impacted by domestic manufacturing deductions included in the American Jobs Creation Act of 2004. The effective tax rate for 2006 was further reduced due to the resolution of certain income tax contingencies during the period.

Net earnings per common share for basic and diluted were $0.61 and $0.61 for the three months ended March 31, 2006 compared with $0.47 and $0.46, for the same period last year, respectively. Average common and common equivalent shares outstanding used in the calculation of net earnings per common share on a basic and diluted basis were 49,522,219 and 49,569,064, respectively, for the three months ended March 31, 2006 and 53,211,846 and 53,507,094, respectively, for the three months ended March 31, 2005. The reduction in average shares was due to the impact of stock repurchases during 2005 and 2006.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at March 31, 2006 amounted to $90.6 million, compared with $114.3 million at December 31, 2005. During the three months ended March 31, 2006, net cash provided by operating activities totaled $4.2 million, net cash used by investing activities totaled $2.1 million and net cash used by financing activities totaled $25.8 million. The decrease in net cash provided by operating activities as compared with the three months ended March 31, 2005 is the result of working capital increases, primarily accounts receivable.

Working capital was $736.9 million at March 31, 2006, compared with $718.2 million at December 31, 2005. The current ratio was 4.3-to-1 at March 31, 2006, compared to 4.4-to-1 at December 31, 2005.

Financing Arrangements

As of March 31, 2006, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$300.0
Other	1.6
$301.6

To meet short-term capital and other financial requirements during the first quarter, we maintained a $450.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allowed for the issuance of letters of credit and cash borrowings. Letters of credit outstanding were limited to no more than $150.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On March 31, 2006, there were $300.0 million in cash borrowings and $16.4 million in letters of credit outstanding under the revolving credit facility, leaving an excess of $133.6 million available for future liquidity needs.

The facility required us to meet certain financial covenants including a minimum consolidated net worth and maximum leverage ratio. As of March 31, 2006, we were in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan we executed. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2006, loans outstanding under the revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate, which in conjunction with the interest rate swaps (used to hedge $300.0 million of the floating rate debt), have a weighted average interest rate of 3.58%.

On April 21, 2006 we refinanced the revolving credit facility. The new facility is a $400.0 million facility which allows for cash borrowings and the issuance of letters of credit. Cash borrowings under this facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan executed. The applicable margin is subject to adjustment based upon achieving certain credit ratings.

We are currently in negotiations with a group of private investors to term-out up to $150.0 million in cash borrowings under the revolving credit facility. The transaction is expected to close during the second quarter of 2006. In conjunction with this transaction, we have entered into $150.0 million of Treasury rate guarantees with two financial institutions to lock-in the Treasury rate portion on the borrowing cost. The fair value of the Treasury rate guarantees, $2.2 million at March 31, 2006, was included as a component of accumulated other comprehensive income. The Treasury rate guarantees were terminated on April 28, 2006.

We believe that our current cash balance, cash generated from operations, and our revolving credit facility, will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

None

OUTLOOK

We currently expect net sales to be up in the low single digits versus the second quarter of last year and net earnings per diluted common share to be in the $0.29 to $0.33 range. This includes the effect of $0.03 in previously disclosed restructuring, asset impairment and severance charges. This also includes the effect of $0.03 in increased interest expense due to the upfront recognition of the accounting gain related to interest rate swaps which are no longer accounted for as a cash flow hedge.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. We caution investors any such forward-looking statements are not guarantees of future performance and certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; failure to accomplish our strategic imperatives; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our common stock; loss of funding sources and our ability to open and operate new retail stores successfully. Other risk factors may be listed from time to time in our future public releases and SEC reports. Please refer to our Annual Report on Form 10-K for a more detailed explanation of our risk factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk consists of its floating rate revolving credit facility. This risk is managed using interest rate swaps to fix a portion of our floating rate long-term debt. Currently, interest rate swaps fix the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on our net earnings.

Item 4. Controls and Procedures

(a)
The Company's chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s report.

(b)
No change in our internal control over financial reporting has occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	Of Shares	Paid	Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1 - January 31	-	-	-	$97,258,190

February 1 - February 28	404,980	$24.39	404,980	$87,379,814

March 1 - March 31	617,493	24.49	617,493	$72,258,170

Total	1,022,473	$24.45	1,022,473

On July 28, 2005 the Board of Directors authorized the repurchase of up to $100 million of its Common Stock over the next 12 month period. As of March 31, 2006, 3,734,394 shares had been purchased, leaving $22,258,190 available under this authorization.

On January 26, 2006 the Board of Directors authorized the repurchase of an additional $50 million of Common Stock over the next twelve months.

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

Date: May 9, 2006

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