Form 10-Q
period 2006-08-07
FURNITURE BRANDS INTERNATIONAL INC
filed 2006-08-08
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 or

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
Yes (X) No ( ) )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer (X)	Accelerated Filer ( )	Non-Accelerated Filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ( ) No (X) )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,319,752 shares as of June 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2006.

Consolidated Balance Sheets:

June 30, 2006
December 31, 2005

Consolidated Statements of Operations:

Three Months Ended June 30, 2006
Three Months Ended June 30, 2005
Six Months Ended June 30, 2006
Six Months Ended June 30, 2005

Consolidated Statements of Cash Flows:

Six Months Ended June 30, 2006
Six Months Ended June 30, 2005

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the results of the period. The results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$58,978	$114,322
Receivables, less allowances of $23,425 ($23,368 at December 31, 2005)	371,531	349,202
Inventories (Note 1)	488,760	432,814
Deferred income taxes	25,756	25,540
Prepaid expenses and other current assets	10,924	9,790
Total current assets	955,949	931,668

Property, plant and equipment	642,201	666,079
Less accumulated depreciation	403,711	415,262
Net property, plant and equipment	238,490	250,817

Goodwill	182,507	182,507
Other intangible assets	169,671	169,671
Other assets	43,007	47,561
	$1,589,624	$1,582,224

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$110,369	$101,860
Accrued employee compensation	29,704	30,605
Other accrued expenses	70,766	81,020
Total current liabilities	210,839	213,485

Long-term debt	300,800	301,600
Deferred income taxes	46,352	60,668
Other long-term liabilities (Note 8)	130,135	102,519

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at June 30, 2006 and December 31, 2005	56,483	56,483
Paid-in capital	224,811	221,754
Retained earnings	851,421	820,025
Accumulated other comprehensive income (expense) (Note 3)	(46,933)	(41,382)
Treasury stock at cost (8,162,789 shares at
June 30, 2006 and 6,814,963 shares at
December 31, 2005)	(184,284)	(152,928)
Total shareholders' equity	901,498	903,952
	$1,589,624	$1,582,224
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Net sales	$601,275	$593,753

Cost of sales	465,120	460,457

Gross profit	136,155	133,296

Selling, general and administrative expenses	106,020	116,670

Earnings from operations	30,135	16,626

Interest expense	4,727	2,846

Other income, net	2,040	644

Earnings before income tax expense	27,448	14,424

Income tax expense	10,470	4,833

Net earnings	$16,978	$9,591

Net earnings per common share:

Basic	$0.35	$0.18

Diluted	$0.35	$0.18

Weighted average common shares outstanding (Note 2):

Basic	48,853,193	52,684,127

Diluted	48,853,193	52,822,030

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Net sales	$1,262,720	$1,235,318

Cost of sales	972,626	952,085

Gross profit	290,094	283,233

Selling, general and administrative expenses	222,584	228,086

Earnings from operations	67,510	55,147

Interest expense	7,688	5,948

Other income, net (Note 7)	12,578	2,534

Earnings before income tax expense	72,400	51,733

Income tax expense	25,200	17,358

Net earnings	$47,200	$34,375

Net earnings per common share:

Basic	$0.96	$0.65

Diluted	$0.96	$0.65

Weighted average common shares outstanding (Note 2):

Basic	49,185,858	52,946,529

Diluted	49,185,858	53,151,658

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$47,200	$34,375
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	19,397	23,576
Compensation expense related to stock option grants and restricted stock awards	3,154	111
Provision (benefit) for deferred income taxes	(6,382)	(2,726)
Other, net	(5,525)	11,029
Changes in operating assets and liabilities:
Accounts receivable	(22,329)	17,744
Inventories	(55,946)	4,681
Prepaid expenses and other assets	2,701	(11,822)
Accounts payable and other accrued expenses	4,095	(2,019)
Other long-term liabilities	8,878	9,324
Net cash provided (used) by operating activities	(4,757)	84,273

Cash flows from investing activities:
Proceeds from the disposal of assets	4,496	3,312
Additions to property, plant and equipment	(14,464)	(15,507)
Net cash used by investing activities	(9,968)	(12,195)

Cash flows from financing activities:
Proceeds from termination of cash flow hedges	8,623	-
Payments for debt issuance costs	(1,185)	-
Additions to long-term debt	450,000	-
Payments of long-term debt	(450,800)	(800)
Proceeds from the exercise of stock options	8,095	3,742
Tax benefit from the exercise of stock options	527	-
Payments of cash dividends	(15,804)	(15,892)
Payments for the purchase of treasury stock	(40,075)	(24,933)
Net cash used by financing activities	(40,619)	(37,883)

Net increase (decrease) in cash and cash equivalents	(55,344)	34,195
Cash and cash equivalents at beginning of period	114,322	51,248
Cash and cash equivalents at end of period	$58,978	$85,443

Supplemental disclosure:

Cash payments for income taxes, net	$42,339	$32,450

Cash payments for interest expense	$4,397	$6,040

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	June 30,	December 31,
	2006	2005

Finished products	$331,429	$275,985
Work-in-process	42,993	43,747
Raw materials	114,338	113,082
	$488,760	$432,814

(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Weighted average shares used
for basic net earnings per
common share	48,853,193	52,684,127	49,185,858	52,946,529
Effect of dilutive securities:
Stock options	-	137,903	-	205,129
Weighted average shares used
for diluted net earnings
per common share	48,853,193	52,822,030	49,185,858	53,151,658

Stock options excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Stock options	2,934,200	3,506,850	2,840,700	2,576,150
Average exercise price	$26.20	$25.23	$26.32	$26.59

(3)	Comprehensive income (expense) is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005

Net earnings	$47,200	$34,375
Other comprehensive income (expense), net of tax:
Change in fair value of financial instruments accounted
for as hedges	(5,663)	789
Foreign currency translation	112	37
Other comprehensive income (expense)	(5,551)	826
	$41,649	$35,201

The components of accumulated other comprehensive income (expense), each presented net of tax benefits, are as follows:

	June 30,	December 31,
	2006	2005

Fair value of financial instruments accounted
for as hedges	$-	$5,663
Minimum pension liability	(46,608)	(46,608)
Foreign currency translation	(325)	(437)
	$(46,933)	$(41,382)

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

The adoption of SFAS No. 123R resulted in share-based compensation expense of $1,526 for the three months ended June 30, 2006 and $3,149 for the six months ended June 30, 2006. For the six months ended June 30, 2005 we accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net earnings	$9,591	$34,375

Deduct: Stock-based employee compensation expense determined under fair value based
method, net of income tax benefits	(1,121)	(2,220)

Net earnings - pro forma	$8,470	$32,155

Earnings per share - basic:
As reported	$0.18	$0.65
Pro forma	$0.16	$0.61

Earnings per share - diluted:
As reported	$0.18	$0.65
Pro forma	$0.16	$0.61

The stock option plan allows for the granting of options to purchase common stock, restricted stock and restricted stock units. Compensation expense is recognized on a straight-line basis over the vesting period, generally four years for stock options and various terms ranging from one to seventeen years for the restricted stock and restricted stock units.

A summary of option activity during the six months ended June 30, 2006 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2005	3,916,350	$23.88
Granted	658,800	24.82
Exercised	(395,625)	20.46
Cancelled	(172,550)	24.55
Outstanding at June 30, 2006	4,006,975	$24.34	5.8	$2,051
Exercisable at June 30, 2006	2,619,300	$24.30	4.3	$1,872

The aggregate intrinsic value was calculated using the difference between the market price of our stock on June 30, 2006 and the exercise price for only those options that have an exercise price that is less than the market price.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to the expected life of the option grant. The dividend yield is calculated based upon the dividend rate on the date of the grant. The expected term of the option grant is based upon historical exercise results. Expected volatility is calculated based upon the historical volatility over a period equal to the expected term of the option grant. The weighted-average assumptions used to value stock option grants issued in the six months ended June 30, 2006 are as follows:

	2006	2005

Risk-free interest rate	4.40%	3.75%
Expected dividend yield	2.42%	2.58%
Expected term (years)	5.5	6.0
Expected volatility	39.93%	42.71%

Information pertaining to option activity during the three months and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Weighted average fair value per share
of options granted	$8.60	$7.45	$8.61	$8.40

Total intrinsic value of
stock options exercised	$280	$2,072	$1,392	$2,722

Non-vested restricted stock and restricted stock unit activity for the six months ended June 30, 2006 are as follows:

Shares
Non-vested balance at December 31, 2005	52,166
Granted	56,190
Vested	(13,334)
Forfeited	(14,941)
Non-vested balance at June 30, 2006	80,081

The fair value of restricted stock and restricted stock units issued during the six months ended June 30, 2006 was $1,402.

As of June 30, 2006 there was $12,413 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan, this cost is expected to be recognized over a weighted-average period of two years.

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Six Months Ended
	June 30,	June 30,
	2006	2005

Service cost	$2,900	$6,800
Interest cost	12,250	12,850
Expected return on plan assets	(12,750)	(13,000)
Net amortization and deferral	3,509	3,337
	$5,909	$9,987

As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits will be provided to participants who have attained age 50 and completed 10 years of service as of December 31, 2005. Effective January 1, 2006 retirement benefits are provided to substantially all employees through increased matching contributions to our 401(k) plan. Total retirement costs for the six months ended June 30, 2006 were $12,319 compared to $10,661 for the six months ended June 30, 2005.

(6)
We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at June 30, 2006 were $87,728. We consider the estimated loss on these guarantees to be insignificant; therefore, as of June 30, 2006 we have not recorded any contingent liability for lease guarantees.

(7)	Long-term debt as of June 30, 2006 consisted of the following:

Revolving credit facility	$150,000
6.83% Senior Notes	150,000
Other	800
$300,800

On April 21, 2006, we refinanced our revolving credit facility with a group of financial institutions. The new facility is an unsecured revolving credit facility with a commitment of $400,000 and a maturity date of April 21, 2011. The facility allows for cash borrowings and issuance of letters of credit. Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin, depending upon which type of loan we select. The applicable margin over the adjusted Eurodollar rate is dependent upon our credit ratings. The revolving credit facility has no mandatory principal payments. The facility requires us to meet certain financial covenants including a maximum leverage ratio and minimum fixed charge coverage ratio.

On May 17, 2006, we entered into a Note Purchase Agreement with a group of private investors. The Note Purchase Agreement allowed for the issuance and sale of $150,000 of 6.83% Senior Notes, and the proceeds were used to reduce borrowings under the revolving credit facility. These notes mature over varying dates ranging from May 17, 2014 through May 17, 2018. The Note Purchase Agreement requires the same financial covenants as the revolving credit facility with more permissible limits.

In May 2004, in order to reduce the impact of changes in interest rates on our floating rate long-term debt, we entered into three interest rate swap agreements, each having a notional amount of $100,000 and a termination date in May 2007. As a result of the April 21, 2006 refinancing we discontinued accounting for the interest rate swaps as cash flow hedges as of March 31, 2006 and reclassified the gain of $8,503 ($5,408 net of income tax expense) from accumulated other comprehensive income into earnings. As a result of reducing the amount of floating rate debt outstanding with the proceeds of the Note Purchase Agreement, on May 18, 2006 we terminated $150 million of interest rate swap agreements.

(8)	Other long-term liabilities consists of the following:

	June 30,	December 31,
	2006	2005

Pension Liability	$77,201	$72,678
Other	52,934	29,841
	$130,135	$102,519

Other long-term liabilities includes the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans, and various other non-current liabilities.

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

Comparison of Three Months and Six Months Ended June 30, 2006 and 2005

Selected financial information for the three months ended June 30, 2006 and June 30, 2005 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	June 30, 2006		June 30, 2005
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$601.3	100.0%	$593.8	100.0%
Cost of sales	465.1	77.4	460.5	77.6
Gross profit	136.2	22.6	133.3	22.4
Selling, general and administrative expenses	106.0	17.6	116.7	19.6
Earnings from operations	30.2	5.0	16.6	2.8
Interest expense	4.7	0.8	2.8	0.5
Other income, net	2.0	0.3	0.6	0.1
Earnings before income tax expense	27.5	4.5	14.4	2.4
Income tax expense	10.5	1.7	4.8	0.8
Net earnings	$17.0	2.8%	$9.6	1.6%
Net earnings per common share - diluted	$0.35	-	$0.18	-

	Six Months Ended
	June 30, 2006		June 30, 2005
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$1,262.7	100.0%	$1,235.3	100.0%
Cost of sales	972.6	77.0	952.1	77.1
Gross profit	290.1	23.0	282.2	22.9
Selling, general and administrative expenses	222.6	17.6	228.1	18.4
Earnings from operations	67.5	5.4	55.1	4.5
Interest expense	7.7	0.6	5.9	0.5
Other income, net	12.6	1.0	2.5	0.2
Earnings before income tax expense	72.4	5.8	51.7	4.2
Income tax expense	25.2	2.0	17.3	1.4
Net earnings	$47.2	3.8%	$34.4	2.8%
Net earnings per common share - diluted	$0.96	-	$0.65	-

Net sales for the three months ended June 30, 2006 were $601.3 million, compared to $593.8 million in the three months ended June 30, 2005, an increase of $7.5 million or 1.3%. For the six months ended June 30, 2006, net sales increased $27.4 million or 2.2%, to $1,262.7 million from $1,235.3 million for the six months ended June 30, 2005. The sales increase in the three months ended June 30, 2006 was driven by continued demand for reclining products at Lane and improved sales performances at certain of the smaller brands, including Maitland-Smith, Hickory Chair, Pearson and HBF. In addition to the second quarter impact noted above, net sales for the six months ended June 30, 2006 was favorably impacted by strong product development at Thomasville resulting in improved sales in the first quarter of

2006. Both the three month and six month periods were negatively impacted by sales declines at Broyhill due to the continued transition of case goods from domestic production to an imported product and upholstery service issues at HDM.

Cost of sales for the three months ended June 30, 2006 was $465.1 million compared to $460.5 million in the three months ended June 30, 2005. Cost of sales as a percentage of net sales decreased to 77.4% in the three months ended June 30, 2006 from 77.6% in the three months ended June 30, 2005. Cost of sales for the six months ended June 30, 2006 was $972.6 million compared to $952.1 million in the six months ended June 30, 2005. Cost of sales as a percentage of net sales was 77.0% in the six months ended June 30, 2006, basically flat when compared to the 77.1% in the six months ended June 30, 2005. Restructuring, asset impairment and severance charges included in cost of sales were $1.1 million for the three months ended June 30, 2006; $1.6 million for the three months ended June 30, 2005; $1.5 million for the six months ended June 30, 2006; and $3.0 million for the six months ended June 30, 2005. Cost of sales as a percentage of net sales decreased slightly in both the three month and six month periods due to a combination of leverage at the sales line, cost savings programs and price increases that more than offset increases in raw material prices.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $106.0 million compared to $116.7 million in the three months ended June 30, 2005. As a percentage of net sales, these expenses were 17.6% and 19.6% for the three months ended June 30, 2006 and June 30, 2005. Selling, general and administrative expenses were $222.6 million for the six months ended June 30, 2006 and $228.1 million for the six months ended June 30, 2005. As a percentage of net sales, these expenses were 17.6% and 18.4% of net sales. Restructuring, asset impairment and severance charges included in selling, general and administrative expenses were $(0.3) million for the three months ended June 30, 2006; $10.7 million for the three months ended June 30, 2005; $0.1 million for the six months ended June 30, 2006; and $13.1 million for the six months ended June 30, 2005. Selling, general and administrative expenses were basically flat for the three months ended June 30, 2006 compared with the prior year period. Included in the quarter was increased stock based compensation and operating expenses from additional Company-owned stores (20 stores at June 30, 2006 compared with 13 stores at June 30, 2005) offset by reduced advertising expenses. Selling, general and administrative expenses increased for the six months ended June 30, 2006 compared with the prior year period due to increases in stock based compensation, bad debt expenses, and operating expenses for Company-owned stores partially offset by reduced advertising costs.

Interest expense totaled $4.7 million and $7.7 million for the three months and six months ended June 30, 2006 compared to $2.8 million and $5.9 million in the prior year comparable periods. Interest expense increased in both the three month and six month periods due to higher interest rates on the refinanced long-term debt and the termination of hedge accounting on the interest rate swaps effective March 31, 2006.

Other income, net totaled $2.0 million for the three months ended June 30, 2006 and $12.6 million for the six months ended June 30, 2006 compared to $0.6 million for the three months ended June 30, 2005 and $2.5 million for the six months ended June 30, 2005. For the six months ended June 30, 2006 other income consisted of interest on short-term investments and notes receivable of $1.8 million, a $9.0 million gain on a cash flow hedge as a result of refinancing the revolving credit facility, and other miscellaneous income and expense items totaling $1.8 million. For the six months ended June 30, 2005 other income consisted of interest on short-term investments and notes receivable of $0.8 million, proceeds received from an anti-trust lawsuit settlement of $0.6 million, and other miscellaneous income and expense items totaling $1.1 million.

The effective income tax rate was 38.1% for the three months ended June 30, 2006, 33.5% for the three months ended June 30, 2005, 34.8% for the six months ended June 30, 2006, and 33.6% for the six months ended June 30, 2005. The effective tax rates for 2006 increased mainly due to certain state income tax credits no longer being available. This increase was partially offset in the three month and six month periods by the favorable impact of domestic manufacturing deductions included in the American Jobs Creation Act of 2004 and reductions for tax positions of prior years released in the first quarter of 2006.

Net earnings per common share and average common shares outstanding used in the calculation of net earnings for the three months and six months ending June 30, 2006 and June 30, 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings per common share:
Basic	0.35	0.18	0.96	0.65
Diluted	0.35	0.18	0.96	0.65

Average common shares outstanding:
Basic	48,853,193	52,684,127	49,185,858	52,946,529
Diluted	48,853,193	52,822,030	49,185,858	53,151,658

The reduction in average shares outstanding was due to share repurchases during 2005 and 2006.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at June 30, 2006 amounted to $59.0 million, compared with $114.3 million at December 31, 2005. During the six months ended June 30, 2006, net cash used by operating activities totaled $4.8 million, net cash used by investing activities totaled $10.0 million, and net cash used by financing activities totaled $40.6 million. The decrease in net cash provided by operating activities as compared with the six months ended June 30, 2005 is the result of working capital increases, primarily accounts receivable and inventory. Inventory increased at each of the Brands for various reasons; including additions for quick-ship programs and improved service positions; an increase in certain domestic products to assure no supply disruptions as they are transitioned to imports; and the addition of Company-owned retail stores. Some of these increases are one-time increases and some are timing issues.

Working capital was $745.7 million at June 30, 2006, compared with $718.2 million at December 31, 2005. The current ratio was 4.5-to-1 at June 30, 2006, compared to 4.4-to-1 at December 31, 2005.

Financing Arrangements

As of June 30, 2006, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$150.0
6.83% Senior Notes	150.0
Other	0.8
$300.8

To meet short-term capital and other financial requirements during the second quarter, we maintained a $400.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allowed for the issuance of letters of credit and cash borrowings. Letters of credit outstanding were limited to no more than $100.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On June 30, 2006, there were $150.0 million in cash borrowings and $9.1 million in letters of credit outstanding under the revolving credit facility, leaving an excess of $240.9 million available for future liquidity needs.

The facility required us to meet certain financial covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2006, we were in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin, depending upon which type of loan we select. The applicable margin over the Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2006, loans outstanding under the revolving credit facility consisted of $150.0 million based upon the adjusted Eurodollar rate currently at an annual interest rate of 5.66%.

On May 17, 2006, the Company entered into a Note Purchase Agreement with a group of private investors. The Note Purchase Agreement allowed for the issuance and sale of $150,000 of 6.83% Senior Notes, and the proceeds were used to reduce borrowings under the revolving credit facility. These notes mature over varying dates ranging from May 17, 2014 through May 17, 2018. The Note Purchase Agreement requires the same financial covenants as the revolving credit facility with more permissible limits.

We believe that our current cash balance, cash generated from operations, and our revolving credit facility will be adequate to meet liquidity requirements for the foreseeable future.

Recently Issued Statements of Financial Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement of a tax position taken in a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

OUTLOOK

We currently expect net sales to be up in the low single digits versus the third quarter of last year and net earnings per diluted common share to be in the $0.18 to $0.22 range. This includes the effect of $0.07 in previously disclosed restructuring, asset impairment and severance charges. This also includes the effect of $0.03 in increased interest expense due to the upfront recognition of the gain on the interest rate swaps, also previously disclosed.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our expected sales, earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment and other statements containing the words "expects," "anticipates," "estimates," "believes," and words of similar import. We caution investors any such forward-looking statements are not guarantees of future performance and certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; failure to accomplish our strategic imperatives; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions that could result in a decreased valuation of our common stock; loss of funding sources; and our ability to open and operate new retail stores successfully. Other risk factors may be listed from time to time in our future public releases and SEC reports. Please refer to our Annual Report on Form 10-K for a more detailed explanation of our risk factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk consists of our floating rate revolving credit facility. This risk is managed using interest rate swaps to fix a portion of our floating rate long-term debt. Currently, interest rate swaps fix the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on our net earnings.

Item 4. Controls and Procedures

(a)
Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our report.

(b)
No change in our internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet
	Number	Price	Announced	Be Purchased
	Of Shares	Paid	Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1 - April 30	-	-	-	$72,258,170

May 1 - May 31	143,000	$22.03	143,000	$69,108,408

June 1 - June 30	569,478	20.94	569,478	$57,183,082

Total	712,478	$21.16	712,478

On July 28, 2005 the Board of Directors authorized the repurchase of up to $100 million of our Common Stock over the next twelve month period. As of June 30, 2006, 4,446,872 shares had been purchased, leaving $7,183,082 available under this authorization.

On January 26, 2006 the Board of Directors authorized the repurchase of an additional $50 million of our Common Stock over the next twelve months period. As of June 30, 2006 no shares have been purchased under this authorization.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 4, 2006. The directors listed in the Notice of Annual Meeting of Stockholders dated March 27, 2006 were elected for terms of one year ending 2007 with voting for each as follows:

Director	For	Withheld

K. B. Bell	45,955,819	90,371
J. T. Foy	45,806,195	239,995
W. G. Holliman	45,806,084	240,106
J. R. Jordan, Jr.	45,954,245	91,945
D. E. Lasater	45,739,142	307,048
L. M. Liberman	45,740,112	306,078
R. B. Loynd	45,619,710	426,480
B. L. Martin	45,689,770	356,420
A. B. Patterson	44,385,678	1,660,512
A. E. Suter	45,928,886	117,304

On May 27, 2006, D. E. Lasater resigned as a member of the Board of Directors.

To vote to ratify the selection of independent auditors:

Affirmative votes	45,919,964
Negative votes	112,103
Abstentions	14,123
Broker non-votes	0

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

Date: August 7, 2006

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