Form 10-Q
period 2006-11-06
FURNITURE BRANDS INTERNATIONAL INC
filed 2006-11-09
CIK 50957

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

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

48,331,752 shares as of October 31, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2006.

Consolidated Balance Sheets:

September 30, 2006
December 31, 2005

Consolidated Statements of Operations:

Three Months Ended September 30, 2006
Three Months Ended September 30, 2005
Nine Months Ended September 30, 2006
Nine Months Ended September 30, 2005

Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2006
Nine Months Ended September 30, 2005

Notes to Consolidated Financial Statements

The financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of the results of the period. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$41,610	$114,322
Receivables, less allowances of $24,553 ($23,368 at December 31, 2005)	360,206	349,202
Inventories (Note 1)	516,837	432,814
Deferred income taxes	27,383	25,540
Prepaid expenses and other current assets	19,870	9,790
Total current assets	965,906	931,668

Property, plant and equipment	638,931	666,079
Less accumulated depreciation	408,509	415,262
Net property, plant and equipment	230,422	250,817

Goodwill	182,507	182,507
Other intangible assets	169,671	169,671
Other assets	44,120	47,561
	$1,592,626	$1,582,224

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$111,600	$101,860
Accrued employee compensation	34,324	30,605
Other current liabilities	71,844	81,020
Total current liabilities	217,768	213,485

Long-term debt	300,800	301,600
Deferred income taxes	42,953	60,668
Other long-term liabilities	129,230	102,519

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at September 30, 2006 and December 31, 2005	56,483	56,483
Paid-in capital	226,274	221,754
Retained earnings	849,486	820,025
Accumulated other comprehensive income (expense) (Note 3)	(46,175)	(41,382)
Treasury stock at cost (8,158,789 shares at
September 30, 2006 and 6,814,963 shares at
December 31, 2005)	(184,193)	(152,928)
Total shareholders' equity	901,875	903,952
	$1,592,626	$1,582,224
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Net sales	$568,917	$557,927

Cost of sales	446,150	438,149

Gross profit	122,767	119,778

Selling, general and administrative expenses	109,788	102,969

Earnings from operations	12,979	16,809

Interest expense	4,902	3,146

Other income, net	870	903

Earnings before income tax expense	8,947	14,566

Income tax expense	3,150	4,647

Net earnings	$5,797	$9,919

Net earnings per common share:

Basic	$0.12	$0.19

Diluted	$0.12	$0.19

Weighted average common shares outstanding (Note 2):

Basic	48,320,622	51,616,863

Diluted	48,320,622	51,707,929

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Net sales	$1,831,637	$1,793,245

Cost of sales	1,418,776	1,390,234

Gross profit	412,861	403,011

Selling, general and administrative expenses	332,372	331,055

Earnings from operations	80,489	71,956

Interest expense	12,590	9,094

Other income, net (Note 7)	13,448	3,437

Earnings before income tax expense	81,347	66,299

Income tax expense	28,350	22,005

Net earnings	$52,997	$44,294

Net earnings per common share:

Basic	$1.08	$0.84

Diluted	$1.08	$0.84

Weighted average common shares outstanding (Note 2):

Basic	48,894,276	52,498,436

Diluted	48,894,276	52,653,801

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$52,997	$44,294
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	28,272	34,755
Compensation expense related to stock option grants and restricted stock awards	4,708	150
Provision (benefit) for deferred income taxes	(11,226)	(4,528)
Other, net	(2,755)	11,031
Changes in operating assets and liabilities:
Accounts receivable	(11,004)	31,231
Inventories	(84,023)	10,014
Prepaid expenses and other assets	(6,031)	(13,433)
Accounts payable and other accrued expenses	6,524	24,878
Other long-term liabilities	12,893	14,800
Net cash provided (used) by operating activities	(9,645)	153,192

Cash flows from investing activities:
Proceeds from the disposal of assets	4,957	4,261
Additions to property, plant and equipment	(19,646)	(21,186)
Net cash used by investing activities	(14,689)	(16,925)

Cash flows from financing activities:
Proceeds from termination of cash flow hedges	8,623	-
Payments for debt issuance costs	(1,212)	-
Additions to long-term debt	450,000	-
Payments of long-term debt	(450,800)	(800)
Proceeds from the exercise of stock options	8,095	7,445
Tax benefit from the exercise of stock options	527	-
Payments of cash dividends	(23,536)	(23,649)
Payments for the purchase of treasury stock	(40,075)	(52,022)
Net cash used by financing activities	(48,378)	(69,026)

Net increase (decrease) in cash and cash equivalents	(72,712)	67,241
Cash and cash equivalents at beginning of period	114,322	51,248
Cash and cash equivalents at end of period	$41,610	$118,489

Supplemental disclosure:

Cash payments for income taxes, net	$50,370	$32,815

Cash payments for interest expense	$7,879	$9,232

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(1)	Inventories are summarized as follows:

	September 30,	December 31,
	2006	2005

Finished products	$364,201	$275,985
Work-in-process	39,542	43,747
Raw materials	113,094	113,082
	$516,837	$432,814

(2)	Weighted average shares used in the computation of basic and diluted net earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares used
for basic net earnings per
common share	48,320,622	51,616,863	48,894,276	52,498,436
Effect of dilutive securities:
Stock options	-	91,066	-	155,365
Weighted average shares used
for diluted net earnings
per common share	48,320,622	51,707,929	48,894,276	52,653,801

Stock options excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Stock options	3,431,175	3,506,850	2,880,125	3,463,850
Average exercise price	$25.43	$25.23	$26.19	$25.28

(3)	Comprehensive income (expense) is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Net earnings	$52,997	$44,294
Other comprehensive income (expense), net of tax:
Change in fair value of financial instruments accounted
for as hedges	(5,663)	1,834
Foreign currency translation	870	(166)
Other comprehensive income (expense)	(4,793)	1,668
	$48,204	$45,962

The components of accumulated other comprehensive income (expense), each presented net of tax benefits, are as follows:

	September 30,	December 31,
	2006	2005

Fair value of financial instruments accounted
for as hedges	$-	$5,663
Minimum pension liability	(46,608)	(46,608)
Foreign currency translation	433	(437)
	$(46,175)	$(41,382)

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

The adoption of SFAS No. 123R resulted in share-based compensation expense of $1,551 for the three months ended September 30, 2006 and $4,700 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005 we accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied.

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net earnings	$9,919	$44,294

Deduct: Stock-based employee compensation expense determined under fair value based
method, net of income tax benefits	(1,135)	(3,355)

Net earnings - pro forma	$8,784	$40,939

Earnings per share - basic:
As reported	$0.19	$0.84
Pro forma	$0.17	$0.78

Earnings per share - diluted:
As reported	$0.19	$0.84
Pro forma	$0.17	$0.78

The stock option plan allows for the granting of options to purchase common stock, restricted stock and restricted stock units. Compensation expense is recognized on a straight-line basis over the vesting period, generally four years for stock options and various terms ranging from one to seventeen years for the restricted stock and restricted stock units.

A summary of option activity during the nine months ended September 30, 2006 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2005	3,916,350	$23.88
Granted	682,800	24.01
Exercised	(395,625)	20.46
Cancelled	(280,900)	24.15
Outstanding at September 30, 2006	3,922,625	$24.22	5.6	$1,118
Exercisable at September 30, 2006	2,549,800	$24.30	4.1	$1,075

The aggregate intrinsic value was calculated using the difference between the market price of our stock on September 30, 2006 and the exercise price for only those options that have an exercise price that is less than the market price.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to the expected life of the option grant. The dividend yield is calculated based upon the dividend rate on the date of the grant. The expected term of the option grant is based upon historical exercise results. Expected volatility is calculated based upon the historical volatility over a period equal to the expected term of the option grant. The weighted-average assumptions used to value stock option grants issued in the nine months ended September 30, 2006 are as follows:

	2006	2005

Risk-free interest rate	4.42%	3.77%
Expected dividend yield	2.45%	2.62%
Expected term (years)	5.6	6.0
Expected volatility	39.91%	42.61%

Information pertaining to option activity during the three months and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Weighted average fair value per share
of options granted	$6.35	$6.45	$8.54	$8.26

Total intrinsic value of
stock options exercised	$-	$1,338	$1,392	$4,060

Non-vested restricted stock and restricted stock unit activity for the nine months ended September 30, 2006 are as follows:

Shares
Non-vested balance at December 31, 2005	52,166
Granted	60,190
Vested	(13,334)
Forfeited	(14,941)
Non-vested balance at September 30, 2006	84,081

The fair value of restricted stock and restricted stock units issued during the nine months ended September 30, 2006 was $1,478.

As of September 30, 2006 there was $10,833 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.

(5)	The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Nine Months Ended
	September 30, 2006,	September 30, 2005

Service cost	$4,091	$10,200
Interest cost	18,425	19,275
Expected return on plan assets	(19,124)	(19,500)
Net amortization and deferral	5,504	4,727
	$8,896	$14,702

As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits will be provided to participants who have attained age 50 and completed 10 years of service as of December 31, 2005. Effective January 1, 2006 retirement benefits are provided to substantially all employees through increased matching contributions to our 401(k) plan. Total retirement costs for the nine months ended September 30, 2006 were $17,867 compared to $15,606 for the nine months ended September 30, 2005.

(6)
We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from one to fifteen years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at September 30, 2006 were $85,976. We consider the estimated loss on these guarantees to be insignificant; therefore, as of September 30, 2006 we have not recorded any contingent liability for lease guarantees.

(7)	Long-term debt as of September 30, 2006 consisted of the following:

Revolving credit facility	$150,000
6.83% Senior Notes	150,000
Other	800
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

(8)	Other long-term liabilities consist of the following:

	September 30, 2006	December 31, 2005

Pension Liability	$79,560	$72,678
Other	49,670	29,841
	$129,230	$102,519

Other long-term liabilities includes the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans, and various other non-current liabilities.

(9)
In September 2006, Thomasville received an unfavorable judgment in a litigation matter originating over ten years ago. This matter has had several favorable and unfavorable judgments over the years and we will continue to aggressively defend ourselves in this case. However, based upon legal advice and our current evaluation of the case we have recorded a charge of $1,300 in the three month period ended September 30, 2006. If we are unsuccessful in defending our position in this case we could be potentially liable for an additional $3,500.

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

Comparison of Three Months and Nine Months Ended September 30, 2006 and 2005

Selected financial information for the three months and the nine months ended September 30, 2006 and September 30, 2005 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	September 30, 2006		September 30, 2005
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$568.9	100.0%	$557.9	100.0%
Cost of sales	446.1	78.4	438.1	78.5
Gross profit	122.8	21.6	119.8	21.5
Selling, general and administrative expenses	109.8	19.3	103.0	18.5
Earnings from operations	13.0	2.3	16.8	3.0
Interest expense	4.9	0.8	3.1	0.6
Other income, net	0.8	0.1	0.9	0.2
Earnings before income tax expense	8.9	1.6	14.6	2.6
Income tax expense	3.1	0.6	4.7	0.8
Net earnings	$5.8	1.0%	$9.9	1.8%
Net earnings per common share - diluted	$0.12	-	$0.19	-

	Nine Months Ended
	September 30, 2006		September 30, 2005
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$1,831.6	100.0%	$1,793.2	100.0%
Cost of sales	1,418.7	77.5	1,390.2	77.5
Gross profit	412.9	22.5	403.0	22.5
Selling, general and administrative expenses	332.4	18.1	331.0	18.5
Earnings from operations	80.5	4.4	72.0	4.0
Interest expense	12.6	0.7	9.1	0.5
Other income, net	13.4	0.7	3.4	0.2
Earnings before income tax expense	81.3	4.4	66.3	3.7
Income tax expense	28.3	1.5	22.0	1.2
Net earnings	$53.0	2.9%	$44.3	2.5%
Net earnings per common share - diluted	$1.08	-	$0.84	-

Net sales for the three months ended September 30, 2006 were $568.9 million, compared to $557.9 million in the three months ended September 30, 2005, an increase of $11.0 million or 2.0%. For the nine months ended September 30, 2006, net sales increased $38.4 million or 2.1%, to $1,831.6 million from $1,793.2 million for the nine months ended September 30, 2005. The sales increase in the three months ended September 30, 2006 was driven by continued demand for Lane and Broyhill upholstered product; improved sales performances at certain of our other brands, including Maitland-Smith, Hickory Chair, HBF and Virginia Operations; partially offset by declines at Thomasville, Henredon and

Drexel Heritage. In addition to the third quarter impact noted above, net sales for the nine months ended September 30, 2006 was negatively impacted by sales declines at Broyhill due to the continued transition of case goods from domestic production to an imported product and upholstery service issues at HDM in the first half of the year.

Cost of sales for the three months ended September 30, 2006 was $446.1 million compared to $438.1 million in the three months ended September 30, 2005. Cost of sales as a percentage of net sales in the three months ended September 30, 2006 was 78.4%, basically flat compared with 78.5% in the three months ended September 30, 2005. Cost of sales for the nine months ended September 30, 2006 was $1,418.7 million compared to $1,390.2 million in the nine months ended September 30, 2005. Cost of sales as a percentage of net sales was 77.5% in the nine months ended September 30, 2006 and September 30, 2005. Restructuring, asset impairment and severance charges included in cost of sales were $2.6 million for the three months ended September 30, 2006; $2.4 million for the three months ended September 30, 2005; $4.2 million for the nine months ended September 30, 2006; and $5.5 million for the nine months ended September 30, 2005. Excluding restructuring, asset impairment and severance charges, cost of sales as a percentage of net sales were essentially flat in the three month and nine month periods due to a combination of leverage at the sales line, cost savings programs, and price increases. These benefits were offset by raw material prices increases and plant inefficiencies.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $109.8 million compared to $103.0 million in the three months ended September 30, 2005. As a percentage of net sales, these expenses were 19.3% and 18.5% for the three months ended September 30, 2006 and September 30, 2005. Selling, general and administrative expenses were $332.4 million for the nine months ended September 30, 2006 and $331.0 million for the nine months ended September 30, 2005. As a percentage of net sales, these expenses were 18.1% and 18.5% of net sales. Restructuring, asset impairment and severance charges included in selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2006; $1.2 million for the three months ended September 30, 2005; $2.1 million for the nine months ended September 30, 2006; and $14.4 million for the nine months ended September 30, 2005. Included in the quarter were charges for stock-based compensation, operating expenses from additional Company-owned stores (21 stores at September 30, 2006 compared with 15 stores at September 30, 2005) and a charge for a litigation matter originating over ten years ago. Selling, general and administrative expenses increased for the nine months ended September 30, 2006 compared with the prior year period due to increases in stock-based compensation, bad debt expenses, operating expenses for Company-owned stores and the litigation charge, partially offset by reduced advertising costs.

Interest expense totaled $4.9 million and $12.6 million for the three months and nine months ended September 30, 2006 compared to $3.1 million and $9.1 million in the prior year comparable periods. Interest expense increased in both the three month and nine month periods due to higher interest rates on the refinanced long-term debt and the termination of hedge accounting on the interest rate swaps effective March 31, 2006.

Other income, net totaled $0.8 million for the three months ended September 30, 2006 and $13.4 million for the nine months ended September 30, 2006 compared to $0.9 million for the three months ended September 30, 2005 and $3.4 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 other income consisted of interest on short-term investments and notes receivable of $2.3 million, an $8.8 million gain on a cash flow hedge as a result of refinancing the revolving credit facility, and other miscellaneous income and expense items totaling $2.3 million. For the nine months ended September 30, 2005 other income consisted of interest on short-term investments and notes receivable of $1.5 million, proceeds received from an anti-trust lawsuit settlement of $0.6 million, and other miscellaneous income and expense items totaling $1.4 million.

The effective income tax rate was 35.2% for the three months ended September 30, 2006, 31.9% for the three months ended September 30, 2005, 34.9% for the nine months ended September 30, 2006, and 33.2% for the nine months ended September 30, 2005. The effective tax rates for 2006 increased mainly due to certain state income tax credits no longer being available. This increase was partially offset in the three month and nine month periods by the favorable impact of domestic manufacturing deductions included in the American Jobs Creation Act of 2004 and reductions for tax positions of prior years released in the first quarter of 2006.

Net earnings per common share and average common shares outstanding used in the calculation of net earnings for the three months and nine months ending September 30, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings per common share:
Basic	0.12	0.19	1.08	0.84
Diluted	0.12	0.19	1.08	0.84

Average common shares outstanding:
Basic	48,320,622	51,616,863	48,894,276	52,498,436
Diluted	48,320,622	51,707,929	48,894,276	52,653,801

The reduction in average shares outstanding was due to share repurchases during 2005 and 2006.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at September 30, 2006 amounted to $41.6 million, compared with $114.3 million at December 31, 2005. During the nine months ended September 30, 2006, net cash used by operating activities totaled $9.6 million, net cash used by investing activities totaled $14.7 million, and net cash used by financing activities totaled $48.4 million. The decrease in net cash provided by operating activities as compared with the nine months ended September 30, 2005 is the result of working capital increases, primarily accounts receivable and inventory. Inventory increased at each of the Brands for various reasons; including additions for quick-ship programs and improved service positions; an increase in certain domestic products to assure no supply disruptions as they are transitioned to imports; and the addition of Company-owned retail stores. Some of these increases are one-time increases and some are timing issues.

Working capital was $748.1 million at September 30, 2006, compared with $718.2 million at December 31, 2005. The current ratio was 4.4-to-1 at September 30, 2006, compared to 4.4-to-1 at December 31, 2005.

Financing Arrangements

As of September 30, 2006, long-term debt consisted of the following in millions:

Revolving credit facility (unsecured)	$150.0
6.83% Senior Notes	150.0
Other	0.8
$300.8

To meet short-term capital and other financial requirements, we maintain a $400.0 million revolving credit facility with a group of financial institutions. The revolving credit facility is unsecured and allows for the issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $100.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On September 30, 2006, there were $150.0 million in cash borrowings and $9.2 million in letters of credit outstanding under the revolving credit facility, leaving an excess of $240.8 million available for future liquidity needs.

The facility required us to meet certain financial covenants including a maximum leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2006, we were in compliance with all financial covenants.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin, depending upon which type of loan we select. The applicable margin over the Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At September 30, 2006, loans outstanding under the revolving credit facility consisted of $150.0 million based upon the adjusted Eurodollar rate currently at an annual interest rate of 6.08%.

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

In September, 2006 the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (r)”. This standard requires an employer to:
-	Recognize the funded status of a benefit plan in its statement of financial position.
-
Recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs.

The standard is effective for fiscal years ending after December 15, 2006. As of December 31, 2006 we estimate the required adjustment to our statement of financial position would increase the liability for pension expense and increase accumulated other comprehensive loss by approximately $10.0 million.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice, SAB 108 expresses SEC Staff views regarding the process by which financial statement misstatements are evaluated for purposes of determining whether restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our results of operations or financial position.

OUTLOOK

We currently expect net sales to be flat versus the fourth quarter of last year and net earnings per diluted common share to be in the $0.11 to $0.15 range. This includes the effect of $0.07 in previously disclosed restructuring, asset impairment and severance charges. This also includes the effect of $0.03 in increased interest expense due to the upfront recognition of the gain on the interest rate swaps, also previously disclosed.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk consists of our floating rate revolving credit facility. The cash flow aspect of this risk is managed using interest rate swaps to fix a portion of our floating rate long-term debt. Currently, interest rate swaps fix the cashflow related to the entire outstanding balance on the revolving credit facility; therefore, an increase in interest rates would have no impact on our cash flow. However, because these swaps are not considered hedges under SFAS # 133, changes to interest rates will have an impact on our interest expense, partially offset by changes in market value of swaps.

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

PART II OTHER INFORMATION

Item 1A.       Risk Factors

Additional incentives may be needed to reduce current inventory levels.

In order to reduce our inventory balance to a more acceptable level, we may have to offer additional incentives, including increased discounts to our normal selling prices. These additional discounts would result in lower gross margins and, therefore, would reduce net earning in future periods.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2005 the Board of Directors authorized the repurchase of up to $100 million of our Common Stock over the next twelve month period. As of July 28, 2006, 4,446,872 shares had been purchased, leaving an unused balance of $7,183,082 under this authorization which has expired.

On January 26, 2006 the Board of Directors authorized the repurchase of an additional $50 million of our Common Stock over the next twelve months period. As of September 30, 2006 no shares have been purchased under this authorization.

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

Date: November 9 , 2006

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