Form 10-K
period 2006-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2007-03-01
CIK 50957

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number I-91

Furniture Brands International, Inc.

(Exact Name of registrant as specified in its charter)

Delaware	43-0337683
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
101 South Hanley Road, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	(314) 863-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Name of each exchange on
Title of each class	which registered
Common Stock—$1.00 Stated Value	New York Stock Exchange
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $998,009,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

48,336,252 shares as of January 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting
of Stockholders on May 3, 2007                                                                                                                                                                                                                                                                                                                                                                                                                            Part III

PART I

Item 1.                        Business

(a)           General Development of Business

On April 12, 2006 the Company announced Jeff Young would replace Seamus Bateson as interim President of Maitland-Smith Furniture Industries, Inc., a subsidiary of the Company, effective April 21, 2006.

On May 2, 2006, Thomasville Furniture Industries, Inc., a subsidiary of the Company, announced the closing of a case goods manufacturing facility located in Thomasville, North Carolina.

On June 2, 2006, the Company announced the resignation of Donald E. Lasater from its Board of Directors effective May 27, 2006.

On June 12, 2006, Broyhill Furniture Industries, Inc., a subsidiary of the Company, announced the closing of a case goods manufacturing facility located in Lenoir, North Carolina.

On June 26, 2006, the Company announced the resignation of Harvey N. Dondero as President and Chief Executive Officer of Broyhill Furniture Industries, Inc., a subsidiary of the Company. The Company also announced John T. Foy, President and Chief Operating Officer of Furniture Brands International, Inc. would oversee day-to-day operations of Broyhill on an interim basis.

On August 21, 2006, the Company announced the appointment of Larry Milan as President of Maitland-Smith Furniture Industries, Inc., a subsidiary of the Company.

On October 26, 2006, the Company announced the election of Matthew E. Rubel to serve on its Board of Directors.

On December 4, 2006, Broyhill Furniture Industries, Inc., a subsidiary of the Company, announced the closing of a case goods manufacturing facility located in Lenoir, North Carolina.

(c)           Narrative Description of Business

BRANDS AND PRODUCTS

Furniture Brands is one of the largest residential furniture companies in the United States. We market our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc.; and HDM Furniture Industries, Inc.

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

Each Brand designs, manufactures, sources and markets home furnishings, targeting a specific segment of the market in terms of style and price point; however, some overlap exists between the Brands in terms of style and price point. Broyhill has collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles. Lane focuses primarily on mid-priced upholstered furniture, reclining chairs, motion furniture, and stationary upholstered furniture and mid-priced wood furniture. Lane also markets a premium-priced indoor/outdoor line of wicker, rattan, bamboo, exposed aluminum and teak furniture under the Laneventure brand. Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges. The Thomasville subsidiary also includes Virginia Operations, a manufacturer and marketer of promotional-priced case goods and RTA

(ready-to-assemble) furniture; and HBF, a contract, office furniture and textile business in the mid- to upper-price range. HDM consists of three primary operating subsidiaries under one organizational structure: Henredon Furniture Industries, Inc., Drexel Heritage Furniture Industries, Inc. and Maitland-Smith Furniture Industries, Inc. Henredon specializes in both wood furniture and upholstered products in the premium-price category, with licensing arrangements with the Ralph Lauren Home Collection and Barbara Barry Realized by Henredon. Drexel Heritage has a “tri-branding” strategy, marketing both case goods and upholstered furniture under the three distinct brands of Heritage, Drexel and dh, in categories ranging from mid- to premium-price. Drexel Heritage also has an upscale line of upholstery and case goods under the Lillian August brand. Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names. Also included in the HDM subsidiary is Hickory Chair a premium-priced brand of wood and upholstered furniture, offering traditional and modern styles; and Pearson, which offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.

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

At the same time, as the second element of our retail approach, we have developed dedicated distribution channels by expanding our gallery programs. In this approach, one used primarily though not exclusively by Broyhill and Lane, retailers employ a consistent concept where products are displayed in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Each of our Brands offers services to retailers to support their marketing efforts, including coordinated national advertising, merchandising and display programs and dealer training.

Lastly, we have further developed our dedicated distribution channels with an expanding network of single-brand retail stores, such as Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores, and, to a lesser extent, Lane Home Furnishing Stores, Broyhill Home Collections Stores, and Henredon Stores. These stores are primarily dealer-owned retail locations that exclusively feature a single brand. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. While most of these stores are independently-owned, as of the end of 2006 we owned and operated 21 of these single-brand stores and 6 designer showrooms (In the first two months of 2007 we have acquired 18 additional stores). We believe this ownership brings us closer to the consumer, gives us greater line of sight into developing tastes and trends in the marketplace, and helps us better understand the challenges facing the independent retailers with whom we do the bulk of our business.

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

We operate 27 manufacturing facilities, located in North Carolina, Mississippi, Virginia, the Philippines and Indonesia. Broyhill operates three case goods and upholstery production facilities totaling approximately 1.1 million square feet, all located in North Carolina. Virginia Operations (a subsidiary of Thomasville) operates two case goods facilities totaling approximately 1.0 million square feet, both located in Virginia. Lane operates seven upholstery production and component facilities in Mississippi and North Carolina totaling approximately 3.2 million square feet. Thomasville operates six case goods and upholstery production facilities located in North Carolina, totaling approximately 2.0 million square feet. HDM operates nine case goods and upholstery production facilities encompassing approximately 3.0 million square feet located in North Carolina, the Philippines and Indonesia.

An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and we have them manufactured to our specifications by independent offshore manufacturers. We have informal strategic alliances with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers’ capacity, subject to quality control and delivery standards. Two of these manufacturers represented 21% and 19% of imported product during 2006 and three other manufacturers represented in excess of 5% each.

We have an agreement with Outlook International, Ltd. (doing business as Furniture Brands Import Services Organization), an independently-owned company that provides sourcing assistance, product quality control and other import-related services for us in the Far East.

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

MARKETING AND ADVERTISING

We use advertising to increase consumer awareness of our brand names and motivate purchases of our products. Our advertising is targeted to specific consumer segments through national and regional television as well as leading shelter and other popular magazines such as Better Homes and Gardens, House Beautiful and Architectural Digest. Each of our Brands uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. Each of our Brands seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each Brand’s toll-free telephone number. Each of our Brands maintains consumer web sites to promote their products and drive consumers to retail stores.

USES OF CASH

Our preferred use of free cash is reinvestment in the business. In recent years, as free cash has exceeded the needs of funding the business, we have instituted a dividend payment and we have been repurchasing our Common Stock. Going forward we expect to continue to pay dividends and to consider the repurchase of our Common Stock as free cash is available.

MANAGEMENT AND EMPLOYEES

As of December 31, 2006, we employed approximately 13,800 full-time employees. None of our employees are represented by a union.

During 2005 and 2006, we made a number of changes to our senior management team, attracting talent from outside the furniture industry to further strengthen our organization, to introduce new ideas, new cultures and new attitudes, and to help us both reflect and understand our consumer base. We are also establishing a more comprehensive management development program within the Company to help develop our future leaders.

Through regular interaction, sharing of best practices, and cooperative efforts to reduce costs and drive value, our senior leadership team across all of our Brands operates as a single unit. Our goal is to gain the full leverage of our size, while at the same time retaining the entrepreneurial spirit vital to the success of our Brands.

ENVIRONMENTAL MATTERS

We are subject to a wide range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act (“Superfund”). Certain of our operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, we closely monitor environmental performance at all of our facilities. We believe we are in substantial compliance with all environmental laws. While we may be required to make capital investments from time to time at some of our facilities to ensure compliance, we believe we will continue to meet all applicable requirements in a timely fashion and that the cost required to meet these requirements will not materially affect our financial condition or our results of operations.

COMPETITION

The residential furniture industry is highly competitive. Our products compete against domestic manufacturers, importers and foreign manufacturers entering the United States market; as well as increased direct importing by some larger retailers. Our competitors include: Ashley Furniture Industries, Inc.; La-Z-Boy Incorporated; Ethan Allen Interiors Inc. and many other home furnishings retailers and manufacturers. The elements of competition include price, style, quality, service and marketing.

BACKLOG

The combined backlog of our operating companies as of December 31, 2006 was approximately $248 million compared to approximately $285 million as of December 31, 2005. Backlog consists of orders believed to be firm for which a customer purchase order has been received. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

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

WORKING CAPITAL

For information regarding working capital items, see the discussion of “Financial Discussion and Liquidity—Liquidity” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on Page 14.

Item 1A.                Risk Factors

Our operating results are subject to quarterly and annual fluctuations as a result of a number of factors. Such factors are set forth below.

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

The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers some of which offer widely-advertised, well-known, branded products, and large retail furniture dealers who offer their own store-branded products. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share. As a result, we may not be able to maintain or to raise the prices of our products in response to such inflationary pressures as increasing costs. Also due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish and other construction techniques)

from those of our competitors. Large retail furniture dealers have the ability to obtain offshore sourcing on their own.

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

During recent years, we have been increasing our offshore capabilities to provide flexibility in product programs and pricing to meet competitive pressures. The mix of product lines has been moving from domestically manufactured to offshore sourced. Risks include changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings. Changes in the relative values of currencies could increase our costs and decrease our earnings. For example, in 2004 the U.S. Department of Commerce imposed tariffs on wooden bedroom furniture coming into the United States from China. In this case, none of the rates imposed were of significant magnitude to alter our import strategy in any meaningful way; however, these tariffs are currently under review and could be increased.

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

We are, and may in the future be, a party to legal proceedings and claims, including those involving product liability and environmental matters, some of which claim significant damages. We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance such coverage will continue to be available on terms acceptable to us or such coverage will be adequate for liabilities actually incurred. We also are, and may in the future be, a party to legal proceedings and claims arising out of certain dealer terminations as we continue to re-examine and realign our retail distribution strategy. Given the inherent uncertainty of litigation, we can offer no assurance future litigation will not have a material adverse impact. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws.

Future acquisitions and investments could result in dilution to our earnings per share and a decrease in the valuation of our Common Stock.

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

Accounting rules require that long-lived assets be evaluated for impairment at least annually. We have substantial long-lived assets, consisting of goodwill and trademarks, which based upon the outcome of such evaluations, could result in the write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth.

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

Our growth in part depends on our ability and the ability of our dealers to open and operate new stores successfully. We and our dealers opened a net total of 4 stores in fiscal 2006. In fiscal 2007, we and our dealers plan to open a similar number of single brand stores and we anticipate further store openings in subsequent years. In addition, we have in the past and will likely continue to purchase or otherwise assume operation of Company-brand stores from independent dealers. Our ability and the ability of our dealers to identify and open new stores in desirable locations and operate such stores profitably is a factor in our ability to grow successfully. Increased demands on our operational, managerial and administrative resources could cause us to operate our business less effectively, which in turn could cause deterioration in our profitability.

Loss of funding sources would adversely impact our business.

Access to funding through the financial markets is important to our business operations and if we are unable to maintain such access we could experience an adverse effect on our business and financial results. Failure to meet our financial covenants could adversely affect our access to the financial markets or increase our financing costs.

Though we are currently in compliance with the financial covenants in our revolving credit facility and note purchase agreement, the present outlook for business conditions indicates we will likely not be in compliance as of March 31, 2007. As such we are currently in negotiations with both lending groups to amend the agreements to include less restrictive covenants. These negotiations could result in economic concessions to the lending groups including increased costs, reduction in the size of the revolving credit facility or other modifications to the terms and conditions of the agreements. If these negotiations are unsuccessful and we are in default under the credit agreements, the lending groups have certain rights including the termination of commitments and acceleration of principal and interest payments. The successful completion of these negotiations or the refinancing of the credit agreements would be necessary to meet our future liquidity requirements.

INTERNET ACCESS

Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through our Internet web site as soon as reasonably practicable after electronically filed with, or furnished to, the Securities & Exchange Commission. Our website can be accessed at www.furniturebrands.com. Information on our website does not constitute part of this Form 10-K.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We own or lease the following principal plants, offices and distribution centers:

Division/Location	Type of Facility	Floor Space (sq. ft)	Owned or Leased
Furniture Brands:
St. Louis, MO	Headquarters	32,978	Leased
Broyhill:
Lenoir, NC	Offices	136,000	Owned
Lenoir, NC	Case goods plant/distribution center	628,000	Owned
Lenoir, NC	Upholstery plant/distribution center	262,878	Owned
Taylorsville, NC	Upholstery plant/distribution center	212,754	Owned
Rutherfordton, NC	Distribution center	1,009,253	Owned
Lenoir, NC	Distribution center	251,210	Leased
Lenoir, NC	Distribution center	205,964	Leased
Rialto, CA	Distribution center	403,176	Leased
Lane
Tupelo, MS	Offices/upholstery plant/distribution center	715,951	Owned
Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Verona, MS	Upholstery plant/distribution center	423,392	Owned
Pontotoc, MS	Upholstery plant/distribution center	358,652	Owned
Wren, MS	Distribution center	494,813	Leased
High Point, NC	Component plant	187,162	Owned
Conover, NC	Upholstery plant	351,015	Owned
Conover, NC	Upholstery plant/distribution center	347,500	Owned
Thomasville:
Thomasville, NC	Offices/showroom	256,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Troutman, NC	Upholstery plant	238,200	Owned
Conover, NC	Upholstery plant	181,900	Owned
Hickory, NC	Upholstery plant/distribution center	209,800	Leased
Thomasville, NC	Distribution center	731,000	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution
	center	214,991	Owned
Rialto, CA	Distribution center	300,000	Leased
Appomattox, VA	Case goods plant/distribution center	829,800	Owned
Carysbrook, VA	Case goods plant	189,000	Owned

Division/Location	Type of Facility	Floor Space (sq. ft)	Owned or Leased
HDM:
High Point, NC	Offices/showroom	100,000	Owned
High Point, NC	Upholstery plant	280,650	Owned
Morganton, NC	Distribution center	513,800	Owned
Longview, NC	Upholstery plant	260,060	Leased
Morganton, NC	Case goods plant	874,506	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Marion, NC	Distribution center	400,000	Leased
High Point, NC	Offices/distribution center	220,000	Leased
Cebu, Philippines	Case goods plant	418,367	Owned
Semarang, Indonesia	Plant/distribution center	176,413	Leased

The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing revenue bonds.

We believe our properties are generally well maintained, suitable for our present operations and adequate for current production requirements. Productive capacity and extent of utilization of our facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, we estimate the overall production capacity, in conjunction with our import capabilities, is sufficient to meet anticipated or unanticipated demand.

In 2001 we began implementing a plan to reduce our domestic manufacturing capacity. As of December 31, 2006, this plan included the closing, consolidation or reconfiguration of 34 manufacturing facilities. Restructuring activity included the closing or the realignment of three manufacturing facilities in 2006, the closing of eight manufacturing facilities in 2005 and the closing of three manufacturing facilities in 2004.

Item 3.                        Legal Proceedings

We are or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings is not reasonably likely to have a material adverse effect upon our consolidated financial position or results of operations or those of our subsidiaries.

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

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Shares of our Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for our Common Stock on the New York Stock Exchange are included in Note 16 to the consolidated financial statements of the Company.

Holders

As of January 31, 2007, there were approximately 1,400 holders of record of Common Stock.

Dividends

We paid dividends at the rate of $0.16 per share per quarter during 2006. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated into this Item 5. by reference: “Consolidated Statement of Cash Flows”, “Consolidated Statement of Shareholders’ Equity and Comprehensive Income,” and Note 16, “Quarterly Financial Information (Unaudited)” in Item 8. Financial Statements and Supplementary Data.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of December 31, 2006:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,945,381	$24.28	761,576
Equity compensation plans not approved by security holders	—	—	—
Total	3,945,381	$24.28	761,576

(1)          Includes the Company’s 1992 Stock Option Plan and 1999 Long-Term Incentive Plan. Included in column (a) are 84,081 shares of restricted Common Stock that have been awarded and that vest over a period from 1 to 17 years. These shares of restricted Common Stock were disregarded for purposes of computing the weighted-average exercise price in column (b).

Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted shares of Company Common Stock, as described under “Compensation of Board of Directors” in the 2007 Proxy Statement, hereby incorporated by reference. These shares are purchased in open-market transactions.

Annually, Lane Furniture Industries, Inc., a subsidiary of the Company, awards a limited number of shares of Company Common Stock to a few of its truck drivers as safety awards. 560 shares of the Company’s Common Stock were issued as safety awards in 2006. These shares are purchased in open-market transactions.

Information regarding the 1992 Stock Option Plan and 1999 Long-Term Incentive Plan set forth in Note 7 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

(c)           Repurchase of Equity Securities

On July 28, 2005 the Board of Directors authorized the repurchase of $100 million of our common stock over the next 12 month period. During 2006, 1,734,951 shares were purchased at a cost of $40.1 million. The balance of the authorization expired on July 28, 2006.

On January 26, 2006 the Board of Directors authorized the repurchase of $50 million of Common Stock over the next 12 month period. As of January 26, 2007 this authorization expired with no shares having been purchased.

Item 6.                        Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)
Summary of operations:
Net sales	$2,418,175	$2,386,774	$2,447,430	$2,434,130	$2,458,836
Gross profit	530,035	539,951	579,816	565,336	587,352
Interest expense	17,669	11,877	15,314	19,384	21,732
Earnings before income tax expense	80,922	91,994	142,640	149,224	184,424
Income tax expense	25,867	30,558	51,073	54,651	65,593
Net earnings	$55,055	$61,436	$91,567	$94,573	$118,831
Per share of Common Stock—diluted:
Net earnings	$1.13	$1.18	$1.66	$1.68	$2.11
Dividends	$0.64	$0.60	$0.525	$0.125	—
Weighted average common shares—diluted (in thousands)	48,753	52,104	55,220	56,256	56,387
Other information:
Working capital	$752,618	$718,183	$711,115	$703,233	$652,095
Property, plant and equipment, net	221,398	250,817	284,973	310,563	333,371
Capital expenditures	24,713	28,541	30,593	41,451	50,214
Total assets	1,558,203	1,582,224	1,587,759	1,578,259	1,567,402
Long-term debt	300,800	301,600	302,400	303,200	374,800
Shareholders’ equity	$910,715	$903,952	$957,483	$966,902	$869,515

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Overview

Furniture Brands is one of the largest residential furniture companies in the United States. We market our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc.

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

We have a three-tiered approach to our distribution efforts. Our primary avenue of distribution continues to be through a diverse network of independently owned, full-line furniture retailers. The second element of our retail approach is dedicated distribution channels in the form of gallery programs. In this approach retailers employ a concept where products are displayed in complete and fully accessorized room settings. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Lastly, we have further developed our dedicated distribution channels with an expanding network of single-brand retail stores. These stores are primarily dealer-owned retail locations that exclusively feature a single brand, such as Thomasville, Drexel Heritage, Lane, Broyhill or Henredon. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

There has been a significant change in recent years in the manner by which we bring products to market. Where we have traditionally been a domestic furniture manufacturer, we have shifted to a blended strategy, mixing domestic production with products sourced from offshore.

We have closed or announced the closing of 34 domestic case goods and upholstery manufacturing facilities since the start of 2001, though we still own and operate 25 such facilities, located in North Carolina, Mississippi, and Virginia.

An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and we have them manufactured to our specifications by independent offshore manufacturers. We also own and operate 2 offshore manufacturing facilities located in the Philippines and Indonesia.

Results of Operations

As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for 2006, 2005, and 2004:

	Year Ended December 31,
	2006		2005		2004
		% of		% of		% of
		Net		Net		Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales
	(Dollars in millions)
Net sales	$2,418.2	100.0%	$2,386.8	100.0%	$2,447.4	100.0%
Cost of sales	1,888.2	78.1	1,846.8	77.4	1,867.6	76.3
Gross Profit	530.0	21.9	540.0	22.6	579.8	23.7
Selling, general and administrative expenses	446.3	18.4	440.7	18.4	424.1	17.4
Earnings from operations	83.7	3.5	99.3	4.2	155.7	6.3
Interest expense	17.7	0.7	11.9	0.5	15.3	0.6
Other income, net	14.9	0.6	4.6	0.2	2.3	0.1
Earnings before income tax expense	80.9	3.4	92.0	3.9	142.7	5.8
Income tax expense	25.8	1.1	30.6	1.3	51.1	2.1
Net earnings	$55.1	2.3%	$61.4	2.6%	$91.6	3.7%
Earnings per common share—diluted	$1.13	—	$1.18	—	$1.66	—

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales for 2006 were $2,418.2 million compared to $2,386.8 million in 2005, an increase of $31.4 million or 1.3%. Thomasville and Lane experienced strong sales growth early in the year; however, slower traffic at retail and competitive pressures resulted in a weak second half of the year for all brands. Broyhill case goods were negatively impacted in each quarter due to the transition from domestic production to an imported product. The increase in Company-owned stores from 14 to 21 provided a modest addition to net sales.

Gross profit for 2006 was $530.0 million compared to $540.0 million in 2005. Gross margin decreased from 22.6% in 2005 to 21.9% in 2006. The majority of the decline in gross margin is attributable to increased discounting in an attempt to stimulate sales in the second half of the year. Increases in gross margin attributable to the additional retail stores (which operate at significantly higher gross margins) and reduced restructuring charges were offset by increases in raw material prices.

Selling, general and administrative expenses increased to $446.3 million in 2006 from $440.7 million in 2005; however, as a percentage of net sales remained flat at 18.4%. The increase in selling, general and administrative expenses was due to the expensing of stock options ($5.7 million), increased expenses for Company-owned stores ($8.0 million), additional bad debt expenses ($4.4 million) and additional retirement costs ($3.0 million), partially offset by a decline in restructuring charges ($11.9 million) and reduced advertising expenses ($3.8 million).

Interest expense for 2006 totaled $17.7 million compared to $11.9 million in 2005. The increase in interest expense resulted from the refinancing of the credit facility, issuance of term notes with higher interest rates and the termination of hedge accounting on the interest rate swaps.

Other income, net for 2006 totaled $14.9 million compared to $4.6 million for 2005. For 2006, other income consisted of interest on short-term investments and notes receivable of $2.6 million, a gain realized from the termination of hedge accounting on interest rate swaps of $8.9 million and other miscellaneous income and expenses of $3.4 million. This compares with interest income of $2.6 million and other miscellaneous income and expense items totaling $2.0 million in 2005.

Income tax expense for 2006 totaled $25.8 million, producing an effective tax rate of 32.0% compared with an effective tax rate of 33.2% for 2005. The decrease in the effective tax rate for 2006 was primarily the result of a higher proportion of income subject to tax in lower rate foreign tax jurisdictions. As in the past, the rate has been reduced by the Federal Domestic Manufacturing deductions enacted under the American Job Creations Act and federal and state income tax credits.

Earnings per common share on a diluted basis were $1.13 in 2006 and $1.18 in 2005. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 48,753,006 in 2006 and 52,103,975 in 2005. The reduction in average shares outstanding was due to the repurchase of 1,734,951 shares in 2006 and the full year impact of the repurchase of 4,125,588 shares in 2005.

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

Gross profit for 2005 was $540.0 million compared to $579.8 million in 2004. Gross margin decreased from 23.7% for 2004 to 22.6% for 2005. The decrease in gross margin was due to raw material price increases (foam increased 42% in the fourth quarter of 2005) which were only partially offset with wholesale price increases and surcharges, manufacturing inefficiencies resulting from plant closures, additional restructuring charges and pricing pressures at Brands doing business with large discount chains.

Selling, general and administrative expenses increased to $440.7 million in 2005 from $424.1 million in 2004. As a percentage of net sales, these expenses increased from 17.4% in 2004 to 18.4% in 2005. The increase was due to increased expenses associated with additional Company-owned retail stores ($14.6 million), increased restructuring charges ($10.7 million) and increased pension expense ($4.4 million due primarily to changes in actuarial assumptions), partially offset by reduced advertising costs ($5.9 million) and bad debt expense ($7.4 million).

Interest expense for 2005 totaled $11.9 million compared to $15.3 million in 2004. The decrease in interest expense reflects a lower effective interest rate due to the full year impact of the interest rate swaps entered into in May 2004.

Other income, net for 2005 totaled $4.6 million compared to $2.3 million for 2004. For 2005, other income consisted of interest on short-term investments and notes receivable of $2.6 million compared with $1.1 million in 2004, and other miscellaneous income and expense items totaling $2.0 million (including proceeds received from an anti-trust lawsuit settlement) in 2005 compared with $1.2 million in 2004. The increased interest income reflects increased levels of invested funds and higher interest rates.

Income tax expense for 2005 totaled $30.6 million, producing an effective tax rate of 33.2% compared with an effective tax rate of 35.8% for 2004. The decrease in the effective tax rate for 2005 was the result of the Federal Domestic Manufacturing deductions enacted under the American Job Creations Act and federal and state income tax credits.

Earnings per common share on a diluted basis were $1.18 in 2005 and $1.66 in 2004. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 52,103,975 in 2005 and 55,219,572 in 2004. The reduction in average shares outstanding was due to the repurchase of 4,125,588 shares during the year.

Financial Condition and Liquidity

Liquidity

Cash and cash equivalents at December 31, 2006 totaled $26.6 million compared to $114.3 million at December 31, 2005. Net cash used in operating activities totaled $26.9 million in 2006 compared with net cash provided by operating activities of $189.0 million in 2005 and $107.3 million in 2004. This decrease in cash flow from operations is attributable to the decline in net earnings over the three year period and an increase in working capital. Net cash used in investing activities totaled $14.8 million in 2006 compared with $18.7 million in 2005 and $22.5 million in 2004. The decrease in cash used in investing activities is the result of declining purchases of property, plant and equipment due to the reduction in domestic manufacturing facilities. Net cash used in financing activities totaled $46.1 million compared with $107.2 million in 2005 and $105.3 million in 2004. The primary use of cash for financing activities is for dividends and Common Stock repurchases.

Working capital was $752.6 million at December 31, 2006 compared to $718.2 million at December 31, 2005. The current ratio was 5.0-to-1 at December 31, 2006 compared to 4.4-to-1 at December 31, 2005. The main increase in working capital was the $69.3 million increase in inventory. This increase was primarily at Broyhill as they completed the transition from domestic production to imported product. Additions for quick-ship programs, improved service positions and expanded retail operations accounted for the balance of the inventory increase.

At December 31, 2006, long-term debt totaled $300.8 million compared to $301.6 million at December 31, 2005. Our funded debt-to-capitalization ratio was 24.8% at December 31, 2006 compared to 25.0% at December 31, 2005.

Financing Arrangements

As of December 31, 2006, long-term debt consisted of the following:

Revolving credit facility (unsecured)	$150.0
6.83% Senior Notes	150.0
Other	0.8
$300.8

On April 21, 2006, we refinanced our revolving credit facility with a group of financial institutions. The facility is an unsecured revolving credit facility with a commitment of $400.0 million and a maturity date of April 21, 2011. The revolving credit facility allows for cash borrowings and the issuance of letters of credit. Letters of credit outstanding are limited to no more than $100.0 million, with cash borrowings limited only by the facility’s maximum availability less letters of credit outstanding. On December 31, 2006, there were $160.0 million in cash borrowings ($10.0 million of which was classified as current maturities) and $9.2 million in letters of credit outstanding, leaving an excess of $230.8 million available under the facility for future liquidity needs.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan we select. The applicable margin over the Eurodollar rate is subject to adjustment based upon certain credit ratings. At December 31, 2006, loans outstanding under the revolving credit facility consisted of $160.0 million based on the adjusted Eurodollar rate currently at an annual interest rate of 6.10%.

On May 17, 2006, we entered into a Note Purchase Agreement with a group of private investors. The Note Purchase Agreement allowed for the issuance and sale of $150.0 million of 6.83% Senior Notes, and the proceeds were used to reduce borrowings under the revolving credit facility. The notes mature over varying dates ranging from May 17, 2014 through May 17, 2018.

The revolving credit facility requires us to meet certain financial covenants including: (1) leverage ratio (defined in the credit agreement as Consolidated Debt divided by Consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization expense) from the preceding four quarters) less than 3.25 to 1.0 and (2) coverage ratio (defined in the credit agreement as Consolidated EBITDAR (EBITDA plus rent expense) divided by the sum of Consolidated Interest Expense and Consolidated Net Rental Expense in each case from the preceding four quarters) greater than 2.75 to 1.0 (increasing to 3.00 to 1.0 after December 31, 2008). The note purchase agreement contains the same financial covenants as the revolving credit facility except the maximum leverage ratio is 3.50 to 1.0 and the minimum coverage ratio is 2.50 to 1.0 (increasing to 2.75 to 1.0 after December 31, 2008). In addition the two agreements have certain cross-default provisions with each other.

Though we are currently in compliance with the financial covenants in our revolving credit facility and note purchase agreement, the present outlook for business conditions indicates we will likely not be in compliance as of March 31, 2007. As such we are currently in negotiations with both lending groups to amend the agreements to include less restrictive covenants. These negotiations could result in economic concessions to the lending groups including increased costs, reduction in the size of the revolving credit facility or other modifications to the terms and conditions of the agreements. Based upon several considerations underlying our overall financial position, including our historical profitability and ability to generate positive operating cash flow, we expect these negotiations to be completed in a timely manner. However, if these negotiations are unsuccessful and we are in default under the credit agreements, the lending groups have certain rights including the termination of commitments and acceleration of principal and interest payments. The successful completion of these negotiations or the refinancing of the credit agreements would be necessary to meet our future liquidity requirements.

The following table summarizes the payments related to our outstanding contractual obligations as of December 31, 2006:

	Less			More
	than 1	1-3	4-5	than 5
	year	years	years	years	Total
Long-term debt obligations:
Revolving Credit Facility	$10.0	$—	$150.0	$—	$160.0
6.83% Senior Notes	—	—	—	150.0	150.0
Other	0.8	0.8	—	—	1.6
Interest expense (2)	19.5	38.8	32.5	44.9	135.7
Operating lease obligations
(net of subleases)	40.0	68.0	49.9	56.0	213.9
Purchase obligations (1)	—	—	—	—	—
	$70.3	$107.6	$232.4	$250.9	$661.2

(1)          We are not a party to any long-term supply contracts. We do, in the normal course of business, initiate purchase orders for the procurement of finished goods, raw materials and other services. All purchase orders are based upon current requirements and are fulfilled within a short period of time.

(2)          Interest payments calculated at rates in effect at December 31, 2006.

Other

Market Risk

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate revolving credit facility and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.9 million.

Funded Status of the Defined Benefit Pension Plan

As of December 31, 2006, the projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan’s assets. As a result, pension liability of $61.4 million was recorded at December 31, 2006 a decrease from the $74.0 million liability at December 31, 2005. This decrease resulted from the favorable return on plan assets in 2006.

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

Long-lived Assets

Long-lived assets, which consist primarily of goodwill, trademarks and property, plant and equipment, are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. If we determine the carrying value of the long-lived asset may not be recoverable a permanent impairment charge would be recorded in the amount by which the long-lived asset exceeds fair value.

Retirement Plans

Defined benefit plan expense and obligation calculations are dependent on various assumptions. These assumptions include discount rate, expected return on plan assets and rate of compensation increase. The discount rate used to calculate the retirement obligations at December 31, 2006 was 6.0% and was determined using Moody’s Aa bond index customized to the plan’s projected benefit cash flow. In 2006, retirement plan expense was calculated using an expected return on plan assets of 7.5% and the rate of compensation increases of 3.5%. The expected return on plan assets was developed through analysis of historical market returns by asset class, current market conditions and the trust funds past experience. The rate of compensation increases was based upon historical experience. We believe these assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and future expense. For example, a 0.25% change in the discount rate would result in a $15 million change in the pension obligation and a 0.25% change in the expected return on plan assets would result in a $0.9 million change in pension expense.

On December 31, 2005 the defined benefit plans were amended, freezing and ceasing future benefit accruals as of that date. Certain transition benefits will be provided to participants who have attained age 50 and have completed 10 years of services as of December 31, 2005. We currently provide benefits to our employees through an increased match in the defined contribution plan.

Recently Issued Statements of Financial Accounting Standards

In September, 2006 the FASB issued Statement of Financial Accounting Standard (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (r)”. This standard requires an employer to:

•       Recognize the funded status of a benefit plan in its statement of financial position.

•       Recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs.

The standard is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 resulted in an increase in our liability for pension expense and an increase in accumulated other comprehensive loss (before income tax benefits) of $8.1 million.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement of an uncertain tax position taken in a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 is expected to result in a reduction of $1.0 to $3.0 million to our tax accruals and an increase to retained earnings.

Outlook

Business conditions remain relatively unchanged from the end of January when we last commented on current trends. Orders are tracking down and we expect sales to be down around 10 percent versus the first quarter of last year. We reaffirm the guidance we gave at the end of January—net earnings per common share of 12 to 16 cents including the effect of 2 cents of previously disclosed restructuring, asset impairment and severance charges and the effect of 3 cents in increased interest expense due to the upfront recognition of a gain on the interest rate swaps.

Forward-Looking Statements

We have made forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our expected sales,  net earnings per share, profit margins, and cash flows, the effects of certain manufacturing realignments and other business strategies, the prospects for the overall business environment, and other statements containing the words “expects,” “anticipates,” “estimates,” “believes,” and words of similar import. We caution investors any such forward-looking statements are not guarantees of future performance and certain factors may cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our Common Stock; loss of funding sources and our ability to open and operate new retail stores successfully. Other risk factors may be listed from time to time in our future public releases and SEC reports.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate revolving credit facility and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.9 million.

Item 8.                        Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$26,565	$114,322
Receivables, less allowances of $29,025 ($23,368 at December 31, 2005)	362,557	349,202
Inventories (Note 4)	502,070	432,814
Deferred income taxes	31,600	25,540
Prepaid expenses and other current assets	18,382	9,790
Total current assets	941,174	931,668
Property, plant and equipment:
Land	17,701	19,682
Buildings and improvements	244,629	258,369
Machinery and equipment	347,661	388,028
	609,991	666,079
Less accumulated depreciation	388,593	415,262
Net property, plant and equipment	221,398	250,817
Goodwill (Note 5)	182,652	182,507
Other intangible assets (Note 5)	169,671	169,671
Other assets	43,308	47,561
	$1,558,203	$1,582,224
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$10,800	$800
Accounts payable	94,515	101,860
Accrued employee compensation	27,462	30,605
Other accrued expenses	55,779	80,220
Total current liabilities	188,556	213,485
Long-term debt (Note 6)	300,800	301,600
Deferred income taxes	44,637	46,875
Other long-term liabilities	113,495	116,312
Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares, no par value—issued, none	—	—
Common stock, authorized 200,000,000 shares, $1.00 stated value—issued 56,482,541 shares at December 31, 2006 and December 31, 2005 (Note 8)	56,483	56,483
Paid-in capital	227,520	221,754
Retained earnings	843,811	820,025
Accumulated other comprehensive income (expense) (Note 12)	(33,188)	(41,382)
Treasury stock at cost 8,146,289 shares at December 31, 2006 and 6,814,963 shares at December 31, 2005)	(183,911)	(152,928)
Total shareholders’ equity	910,715	903,952
	$1,558,203	$1,582,224

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share data)
Net sales	$2,418,175	$2,386,774	$2,447,430
Cost of sales	1,888,140	1,846,823	1,867,614
Gross profit	530,035	539,951	579,816
Selling, general and administrative expenses	446,313	440,603	424,160
Earnings from operations	83,722	99,348	155,656
Interest expense	17,669	11,877	15,314
Other income, net (Note 15)	14,869	4,523	2,298
Earnings before income tax expense	80,922	91,994	142,640
Income tax expense (Note 9)	25,867	30,558	51,073
Net earnings	$55,055	$61,436	$91,567
Earnings per common share—basic (Note 8)	$1.13	$1.18	$1.68
Earnings per common share—diluted (Note 8)	$1.13	$1.18	$1.66

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$55,055	$61,436	$91,567
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,670	45,240	49,050
Compensation expense related to stock option grants and restricted stock awards	6,142	253	—
Provision (benefit) for deferred income taxes	(14,973)	(11,989)	6,018
Other, net	(5,915)	10,084	2,048
Changes in operating assets and liabilities:
Accounts receivable	(13,355)	25,531	(8,285)
Inventories	(69,256)	12,014	(30,144)
Prepaid expenses and intangible and other assets	(2,795)	(6,903)	(13,616)
Accounts payable, other accrued expenses	(31,971)	28,872	12,574
Other long-term liabilities	13,525	24,445	(1,875)
Net cash provided by (used in) operating activities	(26,873)	188,983	107,337
Cash flows from investing activities:
Proceeds from the disposal of assets	9,941	9,829	8,103
Additions to property, plant and equipment	(24,713)	(28,541)	(30,593)
Net cash used in investing activities	(14,772)	(18,712)	(22,490)
Cash flows from financing activities:
Proceeds from termination of cash flow hedges	8,623	—	—
Payments for debt issuance costs	(1,307)	—	—
Additions to long-term debt	470,000	—	—
Payments of long-term debt	(460,800)	(800)	(800)
Proceeds from exercise of stock options	8,305	7,552	12,977
Tax benefit from the exercise of stock options	411	—	—
Payments of cash dividends	(31,269)	(31,267)	(28,643)
Payments for the purchase of treasury stock	(40,075)	(82,682)	(88,801)
Net cash used in financing activities	(46,112)	(107,197)	(105,267)
Net increase (decrease) in cash and cash equivalents	(87,757)	63,074	(20,420)
Cash and cash equivalents at beginning of period	114,322	51,248	71,668
Cash and cash equivalents at end of period	$26,565	$114,322	$51,248
Supplemental Disclosure:
Cash payments for income taxes, net	$59,447	$40,570	$32,577
Cash payments for interest expense	$15,581	$11,954	$16,202

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Common Stock:
Beginning balance	$56,483	$56,483	$56,277
Stock plans activity (Note 7)	—	—	206
Ending balance	$56,483	$56,483	$56,483
Paid-In Capital:
Beginning balance	$221,754	$226,602	$221,388
Stock plans activity (Note 7)	5,766	(4,848)	5,214
Ending balance	$227,520	$221,754	$226,602
Retained Earnings:
Beginning balance	$820,025	$789,856	$726,932
Net earnings	55,055	61,436	91,567
Cash dividends (per share 2006-$0.64, 2005-$0.60, 2004-$0.525)	(31,269)	(31,267)	(28,643)
Ending balance	$843,811	$820,025	$789,856
Accumulated Other Comprehensive Income (Expense): (Note 12)
Beginning balance	$(41,382)	$(31,076)	$(31,446)
Other comprehensive income (expense)	13,244	(10,306)	370
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $3,031	(5,050)	—	—
Ending balance	$(33,188)	$(41,382)	$(31,076)
Treasury Stock:
Beginning balance	$(152,928)	$(84,382)	$(6,249)
Stock plans activity (Note 7)	9,092	14,136	10,668
Purchase of treasury stock (1,734,951 shares in 2006, 4,125,588 shares in 2005 and 3,431,600 shares in 2004)	(40,075)	(82,682)	(88,801)
Ending balance	$(183,911)	$(152,928)	$(84,382)
Total Shareholders’ Equity	$910,715	$903,952	$957,483
Comprehensive income (expense):
Net earnings	$55,055	$61,436	$91,567
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	(5,663)	1,655	6,646
Pension liability	17,736	(12,516)	(5,922)
Foreign currency translation	1,171	555	(354)
Other comprehensive income (expense)	13,244	(10,306)	370
	$68,299	$51,130	$91,937

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1.                 The Company

Furniture Brands International, Inc. is one of the largest furniture companies in the United States. We market our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc., and HDM Furniture Industries, Inc. Through these four subsidiaries, we design, manufacture, source, market and distribute a full-line of branded products consisting of both wood and upholstered furniture.

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

Principles of Consolidation

The consolidated financial statements include the Furniture Brands accounts and those of our subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 2006, 2005 and 2004 were all 52-week years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) (Continued)
(Dollars in thousands except per share data)

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

Goodwill is tested by estimating the fair value of each reporting unit using a discounted cash flow model with an appropriate risk adjusted discount rate. The fair value of each reporting unit is then compared with the carrying value to determine if any impairment exists.

The fair value of trademarks is calculated using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark.

Fair Value of Financial Instruments

We consider the carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under the revolving credit agreement are considered to be carried in the financial statements at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends. The fair value of the $150,000 outstanding under the note purchase agreement was $151,300 as of December 31, 2006.

We periodically use interest rate swap agreements (derivative financial instruments) to hedge risk associated with our floating rate long-term debt. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, each derivative instrument is recorded on the balance sheet at fair value as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income (expense) until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense. As of December 31, 2006 we had a notional amount of $150,000 of interest rate swaps; however, we terminated hedge accounting treatment in the first quarter of 2006 (Note 6).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) (Continued)
(Dollars in thousands except per share data)

Advertising Costs

Advertising production costs are expensed when advertisements are first aired or distributed. Total advertising costs were $72,419 for 2006, $76,183 for 2005, and $82,089 for 2004.

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

Stock-Based Compensation

Effective January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123 (Revised 2004)—Share-Based Payment (SFAS No. 123R) using the modified prospective application transition method. Under the modified prospective approach, the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated.

The adoption of SFAS No. 123R resulted in pretax share-based compensation expense of $5,734 ($3,647 net of income tax benefit) for the twelve months ended December 31, 2006. Prior to the adoption of SFAS No. 123R, we accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied.

	Year Ended December 31,
	2005	2004
Net earnings	$61,436	$91,567
Deduct: Stock-based employee compensation expense determined under fair value based method, net of income tax benefits	4,212	4,729
Net earnings—pro forma	$57,224	$86,838
Earnings per share—basic:
As reported	$1.18	$1.68
Pro forma	$1.10	$1.59
Earnings per share—diluted:
As reported	$1.18	$1.66
Pro forma	$1.10	$1.58

Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) (Continued)
(Dollars in thousands except per share data)

3. Restructuring and Asset Impairment Charges

In 2001 we began implementing a plan to reduce our domestic manufacturing capacity. As of December 31, 2006, this plan included the closing, consolidation or reconfiguration of 34 manufacturing facilities. Restructuring activity included the closing or the realignment of three manufacturing facilities in 2006, the closing of eight manufacturing facilities in 2005 and the closing of three manufacturing facilities in 2004.

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

Restructuring and asset impairment charges were as follows:

	Year Ended December 31,
	2006	2005	2004
Restructuring charges:
Costs to shutdown, cleanup and vacate facilities	$1,675	$3,793	$1,848
One-time termination benefits (includes executive severance)	2,873	7,628	669
Inventory write-downs	713	—	4,678
	5,261	11,421	7,195
Impairment charges	2,142	9,988	2,054
	$7,403	$21,409	$9,249
Statement of Operations classification:
Cost of operations	$5,280	$7,427	$5,953
Selling, general and administrative expenses	2,123	13,982	3,296
	$7,403	$21,409	$9,249

Real estate held for sale with a carrying value of $5,007 and $603 was included in other assets as of December 31, 2006 and 2005. There were no restructuring charges included in other accrued expenses at December 31, 2006 and 2005.

4.                 Inventories

Inventories are summarized as follows:

	December 31,	December 31,
	2006	2005
Finished products	$360,442	$275,985
Work-in-process	35,411	43,747
Raw materials	106,217	113,082
	$502,070	$432,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

5.                 Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the following:

	December 31,	December 31,
	2006	2005
Goodwill	$265,390	$265,245
Less: accumulated amortization	82,738	82,738
Goodwill	$182,652	$182,507
Trademarks and trade names	$206,179	$206,179
Less: accumulated amortization	36,508	36,508
Other intangible assets	$169,671	$169,671

SFAS No. 142, “Goodwill and Other Intangible Assets”,  requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested annually for impairment or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. No impairment was recorded in 2006, 2005 or 2004. Our other intangible assets consist of trademarks and trade names all having indefinite lives.

6.                 Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31.
	2006	2005
Revolving credit facility	$150,000	$300,000
6.83% Senior Notes	150,000	—
Other	800	1,600
	$300,800	$301,600

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

The revolving credit facility requires us to meet certain financial covenants including: (1) leverage ratio (defined in the credit agreement as Consolidated Debt divided by Consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization expense)  from the preceding four quarters) less than 3.25 to 1.0 and (2) coverage ratio (defined in the credit agreement as Consolidated EBITDAR (EBITDA plus rent expense) divided by the sum of Consolidated Interest Expense and Consolidated Net Rental Expense in each case from the preceding four quarters) greater than 2.75 to 1.0 (increasing to 3.00 to 1.0 after December 31, 2008). The note purchase agreement contains the same financial covenants as the revolving credit facility except the maximum leverage ratio is 3.50 to 1.0 and the minimum coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

ratio is 2.50 to 1.0 (increasing to 2.75 to 1.0 after December 31, 2008). In addition the two agreements have certain cross-default provisions with each other.

Though we are currently in compliance with the financial covenants in our revolving credit facility and note purchase agreement, the present outlook for business conditions indicates we will likely not be in compliance as of March 31, 2007. As such we are currently in negotiations with both lending groups to amend the agreements to include less restrictive covenants. Based upon several considerations underlying our overall financial position, including our historical profitability and ability to generate positive operating cash flow, we expect these negotiations to be completed in a timely manner. However, if these negotiations are unsuccessful and we are in default under the credit agreements, the lending groups have certain rights including the termination of commitments and acceleration of principal and interest payments. The successful completion of these negotiations or the refinancing of the credit agreements would be required to meet our future liquidity requirements.

In May 2004, in order to reduce the impact of changes in interest rates on our floating rate long-term debt, we entered into three interest rate swap agreements, each having a notional amount of $100,000 and a termination date in May 2007. As a result of the April 21, 2006 refinancing we discontinued accounting for the interest rate swaps as cash flow hedges as of March 31, 2006 and reclassified the gain of $8,503 ($5,408 net of income tax expense) from accumulated other comprehensive income into earnings. As a result of reducing the amount of floating rate debt outstanding with the proceeds of the Note Purchase Agreement, on May 18, 2006 we terminated $150 million notional amount of interest rate swap agreements.

7.                 Stock Options and Restricted Stock Awards

We have outstanding option grants pursuant to the 1992 Stock Option Plan and the 1999 Long-Term Incentive Plan. These plans are administered by the Executive Compensation and Stock Option Committee of the Board of Directors and permit certain key employees to be granted nonqualified options, performance-based options, restricted stock, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. As of December 31, 2006 there were 761,576 shares available for grant. Shares issued upon exercise of stock options or issuance of restricted shares may be from new shares or from treasury stock.

The fair value of the award is recognized as compensation expense on a straight-line basis over the vesting period, generally four years for stock options and various terms ranging from one to seventeen years for the restricted stock and restricted stock units.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the periods indicated.

	2006	2005	2004
Risk-free interest rate	4.4%	3.8%	3.2%
Expected dividend yield	2.5%	2.6%	1.7%
Expected life (in years)	5.6	6.0	6.0
Expected volatility	39.8%	42.6%	50.8%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

Other information pertaining to option activity during the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Fair value per share of options granted	$8.37	$8.19	$13.28
Total intrinsic value of stock options exercised	$1,481	$4,361	$7,745

A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2005	3,916,350	$23.88
Granted	730,800	24.27
Exercised	(408,125)	20.35
Forfeited or expired	(377,725)	24.35
Outstanding at December 31, 2006	3,861,300	$24.28	5.4	$123
Exercisable at December 31, 2006	2,485,675	$24.30	3.8	$123

The aggregate intrinsic value was calculated using the difference between the market price at year end and the exercise price for only those options that have an exercise price that is less than the market price.

Non-vested restricted stock and restricted stock unit activity is presented below.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	52,166	$27.58
Granted	60,190	24.55
Vested	(13,334)	32.70
Forfeited	(14,941)	23.97
Outstanding at December 31, 2006	84,081	$25.24

As of December 31, 2006 there was $9,216 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.

8.                 Common Stock

The Company’s restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2006, 56,482,541 shares of Common Stock were issued.

The Company has been authorized by its Board of Directors to repurchase our Common Stock from time to time in open market or privately negotiated transactions. Common Stock repurchases are recorded as treasury stock and may be used for general corporate purposes. On July 28, 2005 the Board of Directors authorized the repurchase of $100 million of our common stock over the next 12 month period. During 2006, 1,734,951 shares were purchased at a cost of $40.1 million. The balance of the authorization expired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

on July 28, 2006. On January 26, 2006 an authorization of $50,000 was approved. This authorization expired on January 26, 2007 with no shares having been purchased.

Weighted average shares used in the computation of basic and diluted earnings per common share for 2006, 2005, and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average shares used for basic earnings per common share	48,753,006	51,976,417	54,653,995
Effect of dilutive securities:
Stock options	—	127,558	565,577
Weighted average shares used for diluted earnings per common share	48,753,006	52,103,975	55,219,572

Excluded from the computation of diluted earnings per common share for 2006 and 2005 were options to purchase 3,309,850 and 3,008,825 shares at an average price of $25.47 and $25.30 per share. These options have been excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

Approximately 2 million preferred shares are reserved for issuance under a Preferred Stock Purchase Rights Plan. Under certain conditions involving the acquisition of or an offer for 15 percent or more of the Company’s common stock, all holders of Rights except an acquiring entity, would be entitled (i) to purchase, at an exercise price of $135, common stock of the Company, or an acquiring entity with a value twice the exercise price, or (ii) at the option of the Board, to exchange each Right for one share of common stock. The Rights remain in existence until July 30, 2008, unless earlier redeemed (at one cent per Right) exercised, or exchanged under the terms of the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

9.                 Income Taxes

Income tax expense is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$37,065	$39,557	$40,899
State and local	2,430	2,331	3,443
Foreign	1,345	659	713
	40,840	42,547	45,055
Deferred	(14,973)	(11,989)	6,018
	$25,867	$30,558	$51,073

The following table reconciles the differences between the federal corporate statutory rate and our effective income tax rate:

	Year Ended December 31,
	2006	2005	2004
Federal corporate statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.8	1.2	1.8
Foreign rate differential	(1.7)	—	—
Non taxable income	(1.3)	(1.6)	(0.5)
Other (includes tax credits)	(1.8)	(1.4)	(0.5)
Effective income tax rate	32.0%	33.2%	35.8%

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2006	2005
Deferred tax assets attributable to:
Expense accruals	$24,393	$19,503
Valuation allowances	22,009	14,755
Asset impairment charges	2,569	3,118
Employee pension and other benefit plans	24,659	27,147
Other	909	1,679
Total deferred tax assets	74,539	66,202
Deferred tax liabilities attributable to:
Fair value adjustments	(45,764)	(45,150)
Other intangible assets	(34,534)	(30,374)
Depreciation	(3,584)	(7,263)
Inventory costs capitalized	(2,393)	(3,555)
Qualifying prepaid expenses	(1,301)	(1,195)
Total deferred tax liabilities	(87,576)	(87,537)
Net deferred tax liabilities	$(13,037)	$(21,335)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

The undistributed cumulative earnings of foreign subsidiaries that are considered permanently reinvested outside the U.S. were $20.7 at December 31, 2006 and $17.3 million at December 31, 2005. Foreign withholding taxes have not been provided on these earnings.

10.          Employee Benefits

We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Year Ended December 31,
	2006	2005	2004
Defined benefit plan	$11,409	$19,867	$13,542
Defined contribution plan (401k plan)	11,662	793	793
Other	453	898	2,612
	$23,524	$21,558	$16,947

Company-Sponsored Defined Benefit Plans

Through 2005, employees were covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. No contributions were made to the trust fund in 2005 or 2006, and we do not expect to make any cash contribution during 2007. At December 31, 2006 expected benefit payments to retirees and/or beneficiaries are as follows.

Year	Amount
2007	22,412
2008	23,576
2009	24,740
2010	25,938
2011	27,204
2012—2016	157,236

As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefit accruals as of that date. Certain transition benefits are being provided to participants who had attained age 50 and had completed 10 years of service as of December 31, 2005. We currently provide future retirement benefits to our employees through a defined contribution plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

It is our practice to fund pension costs to the extent such costs are tax deductible and in accordance with ERISA. The assets of the various plans include corporate equities, government securities, corporate debt securities and insurance contracts. The table below summarizes the funded status of our sponsored defined benefit plans.

	December 31, 2006		December 31, 2005
	Qualified	Non-Qualified	Qualified	Non-Qualified
	Plan	Plan	Plan	Plan
Change in projected benefit obligation:
Beginning of year	$403,780	$26,695	$391,041	$27,273
Service cost	4,893	388	12,302	667
Interest cost	23,051	1,548	23,500	1,557
Actuarial (gain) loss	(9,171)	523	20,087	(729)
Benefits paid	(20,351)	(1,372)	(20,518)	(1,352)
Curtailments	—	—	(22,632)	(721)
End of year	$402,202	$27,782	$403,780	$26,695
Change in fair value of plan assets:
Beginning of year	$348,480	$—	$348,450	—
Actual return on plan assets	40,500	—	20,548	—
Employer contributions	—	1,372	—	1,352
Benefits paid	(20,351)	(1,372)	(20,518)	(1,352)
End of year	$368,629	$—	$348,480	—
Funded status	$(33,573)	$(27,782)	$(55,300)	$(26,695)
Fair value adjustment	—	—	(9,818)	—
Recognition of minimum liability	—	—	(73,982)	—
Unrecognized net actuarial loss	—	—	89,795	3,221
Unrecognized prior service cost	—	—	75	510
Accrued pension cost	$(33,573)	$(27,782)	$(49,230)	$(22,964)
Accumulated benefit obligation	$395,361	$27,035	$396,948	$26,080

The fair value adjustment relates to our 1992 reorganization.

The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
		December 31,	December 31,
	Target	2006	2005
Equity securities	55%	56%	59%
Debt securities	45%	44%	41%
	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

Net periodic pension expense for 2006, 2005, and 2004 included the following components:

	Year Ended December 31,
	2006	2005	2004
Service cost-benefits earned during the period	$5,281	$12,969	$12,411
Interest cost on the projected benefit obligation	24,600	25,057	24,429
Expected return on plan assets	(25,499)	(26,007)	(27,004)
Net amortization and deferral	7,027	6,503	3,706
Curtailment charge	—	1,345	—
Net periodic pension expense	$11,409	$19,867	$13,542

Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2006	2005	2004
Assumptions used to determine net pension expense:
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Average discount rate	5.75%	6.00%	6.25%
Long-term rate of compensation increase	3.50%	3.50%	3.50%
Assumptions used to determine benefit obligation as of December 31:
Average discount rates	6.00%	5.75%	6.00%
Long-term rate of compensation increase	3.50%	3.50%	3.50%

The expected long-term rate of return assumption was developed through analysis of historical market returns by asset class, current market conditions and the trust funds past experience.

The adoption of SFAS No. 158 resulted in the following adjustments to individual line items on our statement of financial position as of December 31, 2006:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other long-term liabilities (accrued pension expense)	105,414	8,081	113,495
Deferred income taxes	47,668	(3,031)	44,637
Accumulated other comprehensive income	(28,138)	(5,050)	(33,188)

Defined Contribution Plan

We sponsor a defined contribution plan which covers all domestic employees. Employees are eligible to participate after six months of service. Participating employees may contribute a percentage of their compensation to the plan, subject to limitations imposed by the Internal Revenue Service. We match a portion of the employee’s contribution and employees vest immediately in the company match. Effectively January 1, 2006 the company matching formula was increased when the defined benefit plan was frozen as previously discussed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

11. Other long-term liabilities

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2006	2005
Pension liability	61,935	72,678
Other	51,560	43,634
	113,495	116,312

Other long-term liabilities includes the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.

12. Other Comprehensive Income (Expense)

Other comprehensive income (expense) consists of the following:

	Year Ended December 31,
	2006	2005	2004
Change in fair value of financial instruments accounted for as hedges	$(8,714)	$2,547	$10,225
Pension liability	27,787	(19,348)	(9,490)
Foreign currency translation	1,171	555	(354)
	20,244	(16,246)	381
Income tax expense (benefit)	7,000	(5,940)	11
	$13,244	$(10,306)	$370

The components of accumulated other comprehensive income (expense), each presented net of tax, are as follows:

	December 31,	December 31,
	2006	2005
Market value of financial instruments accounted for as hedges	$—	$5,663
Pension liability	(28,872)	(46,608)
Foreign currency translation	734	(437)
Adjustment to initially apply SFAS No. 158	(5,050)	—
	$(33,188)	$(41,382)

13. Leases

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Year Ended December 31,
	2006	2005	2004
Rent expense	$57,396	$51,660	$34,716
Sublease income	(16,912)	(11,882)	(4,106)
Net rent expense	$40,484	$39,778	$30,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

Annual minimum payments under operating leases are as follows:

	Minimum		Net Minimum
	Lease	Sublease	Lease
Year	Payments	Income	Payments
2007	$56,634	$16,675	$39,959
2008	53,271	17,052	36,219
2009	48,733	16,917	31,816
2010	44,131	17,419	26,712
2011	40,946	17,748	23,198
thereafter	112,998	56,993	56,005
	$356,713	$142,804	$213,909

We have provided guarantees related to store leases for certain independent dealers opening Company-brand stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from rolling 5-year guarantees (approximately 80%) to full-term guarantees (usually 10 years) and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at December 31, 2006 were $86,083. We consider the estimated loss on these guarantees to be insignificant; therefore, as of December 31, 2006 we have not recorded any contingent liability for lease guarantees.

14. Contingent Liabilities

We are or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings is not reasonably likely to have a material adverse effect upon the consolidated financial position or results of operations of Furniture Brands or those of our subsidiaries.

We offer limited warranties on certain products. In addition, we accept returns of defective product. Our accounting policy is to accrue an estimated liability for these returns at the time revenue is recognized. This estimate is based upon historical returns and adjusted for any warranty or return issues at period end. The warranty reserve is included partially as a valuation allowance against accounts receivable and partially as an accrued expense. The following table summarizes reserve for returns activity:

	2006	2005	2004
Beginning balance	$9,351	$7,651	$7,736
Additions charged to costs and expenses	28,474	25,130	24,678
Deductions from reserves	27,491	23,430	24,763
Ending balance	$10,334	$9,351	$7,651

15. Other Income, Net

Other income, net consists of the following:

	2006	2005	2004
Interest income	$2,594	$2,562	$1,135
Gain on interest rate swaps (Note 6)	8,916	—	—
Other, net	3,359	1,961	1,163
	$14,869	$4,523	$2,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

16. Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly information:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2006:
Net sales	$586,538	$568,917	$601,275	$661,445
Gross profit	117,174	122,767	136,155	153,939
Net earnings	$2,058	$5,797	$16,978	$30,222
Earnings per common share:
Basic	$0.04	$0.12	$0.35	$0.61
Diluted	$0.04	$0.12	$0.35	$0.61
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Common stock price range:
High	$20.96	$22.21	$25.00	$25.34
Low	$15.90	$18.10	$18.79	$21.20
Year ended December 31, 2005:
Net sales	$593,529	$557,927	$593,753	$641,565
Gross profit	136,940	119,778	133,296	149,937
Net earnings	$17,142	$9,919	$9,591	$24,784
Earnings per common share:
Basic	$0.34	$0.19	$0.18	$0.47
Diluted	$0.34	$0.19	$0.18	$0.46
Dividends declared per common share	$0.15	$0.15	$0.15	$0.15
Common stock price range:
High	$23.77	$22.44	$23.01	$25.40
Low	$16.07	$17.25	$18.81	$21.62

Earnings per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

The closing market price of the Common Stock on December 31, 2006 was $16.23 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure controls and procedures

Our chief executive officer and chief financial officer have conducted an evaluation of the Company’s disclosure controls and procedures and have concluded that disclosure controls and procedures were effective based on their evaluation of these controls and procedures as of December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands except per share data)

Internal Control over Financial Reporting

(a)   Management’s Report on Internal Control over Financial Reporting

Our management report on internal control over financial reporting as of December 31, 2006 is set forth on page 50 and is incorporated herein by reference.

(b)   Attestation Report of the Independent Registered Public Accounting Firm

Management’s report on internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, the independent registered public accounting firm that also audited our consolidated financial statements. KPMG LLP’s attestation report on our internal control over financial reporting is set forth on page 51.

(c)   Changes in internal control over reporting.

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The sections entitled “Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2007 are incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position	Current Positions	Appointed or Elected
*Wilbert G. Holliman	69	President of the Subsidiary—Action Industries, Inc.		1989
		Chief Executive Officer of the Subsidiary—Action Industries, Inc.		1994
		Director	X	1996
		President		1996
		Chief Executive Officer	X	1996
		Chairman of the Board	X	1998
John T. Foy	59	President and Chief Executive Officer of the Operating Company—Lane Furniture Industries, Inc.		1996
		Director	X	2004
		President	X	2004
		Chief Operating Officer	X	2004
Nancy W. Webster	53	President and Chief Executive Officer of the Operating Company—Thomasville Furniture Industries, Inc.	X	2005
C. Jeffrey Young	56	President and Chief Executive Officer of the Operating Company—Drexel Heritage		2002
		HDM Furniture Industries, Inc	X	2005
Lynn Chipperfield	55	General Counsel		1993
		Vice-President		1996
		Secretary		1996
		Chief Administrative Officer		2000
		Senior Vice President	X	2000
		General Counsel	X	2006
Denise L. Ramos	50	Senior Vice President	X	2005
		Treasurer		2005
		Chief Financial Officer	X	2005
Mary E. Sweetman	42	Vice President, Human Resources		2006
		Senior Vice President, Human Resources	X	2007
Steven W. Alstadt	52	Controller	X	1994
		Chief Accounting Officer	X	1994

*Member of the Executive Committee

There are no family relationships between any of the executive officers of the Registrant.

The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year or until their successors are elected and qualified.

Each of the executive officers has held the same position or other positions with the same employer during the past five years, except Denise L. Ramos, who became Senior Vice President, Treasurer and Chief Financial Officer of the Company in 2005 and prior thereto was Chief Financial Officer of the KFC division of YUM! Brands, Inc. and Senior Vice President and Treasurer of YUM! Brands, Inc.; C. Jeffrey Young who became President and Chief Executive Officer of Drexel Heritage in 2002 and prior thereto was a participant in a joint venture now known as Fine Furniture Design and Marketing; Mary E. Sweetman, who became Vice President, Human Resources in 2006 and prior thereto was Vice President, Human Resources, North America; Vice President, Human Resources, North America & Latin America; and Vice President, International for Monsanto Company; and Nancy W. Webster, who became President and Chief Executive Officer of Thomasville in 2005 and prior thereto was Vice President of Hardlines Product Design and Development for Target Corporation and Senior Vice President Creative Development for Springs Industries, Inc.

Code of Corporate Conduct

We have adopted a code of business conduct for directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Corporate Conduct. Any person may request a free copy of the Code of Corporate Conduct from:

Furniture Brands International, Inc.
101 S. Hanley Road
St. Louis, MO 63105

Attn: Corporate Secretary
314-863-1100

The Code of Corporate Conduct is available on our website: furniturebrands.com (Investor Information, Corporate Governance). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting any amendment or waiver to our Code of Corporate Conduct, within four business days, on our website for at least a 12 month period. Our website does not constitute part of this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

The sections entitled “Board of Directors and Committees” and “Audit Committee Disclosure” of our Proxy Statement for the Annual Meeting of Stockholders on May 3, 2007 are incorporated herein by reference.

Item 11.                 Executive Compensation

The sections entitled “Executive Compensation” and “Compensation of Board of Directors” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2007 are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The section entitled “Security Ownership” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2007 is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The sections entitled “Board of Directors and Committees” and “Certain Relationships and Related Transactions” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2007 are incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The section “Audit Committee Disclosure” of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 3, 2007 is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           List of documents filed as part of this report:

1.                Financial Statements:

Consolidated balance sheets, December 31, 2006 and 2005

Consolidated statements of operations for each of the years in the three-year period ended December 31, 2006

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2006

Consolidated statements of shareholders’ equity and comprehensive income (expense) for each of the years in the three-year period ended December 31, 2006

Notes to consolidated financial statements

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

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1998)

4(a)

Credit Agreement, dated April 21, 2006, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., and Thomasville Furniture Industries, Inc. as Borrowers, Various Lenders, The Bank of Tokyo-Mitsubishi, UFJ, LTD., PNC Bank, National Association, Wachovia Bank, National Association and Wells Fargo Bank, NA, as Co-Syndication Agents, JP Morgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to Exhibit 10 to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated April 26, 2006)

4(b)

Note Purchase Agreement dated May 17, 2006, for $150,000,000 6.83% Senior Notes due May 17, 2018 among Furniture Brands International, Inc., Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., and various institutional investors, and J.P. Morgan Securities Inc., Mitsubishi Securities (USA), Inc., Wachovia Capital Markets, LLC and Wells Fargo Capital Markets as agents. (Incorporated by reference to Exhibit 10 to Furniture Brands International, Inc.’s Current Report on Form 8-K, May 23, 2006)

10(a)

Furniture Brands International, Inc. 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10 (a) to Furniture Brands International, Inc.’s Form 10-Q for the quarter ended March 31, 2000) *

10(b)

Furniture Brands International, Inc. 1999 Long-Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 4(f) to Furniture Brands International, Inc.’s Registration Statement on Form S-8, File No. 333-100133) *

10(c)

Furniture Brands Internal, Inc. 2005 Long-Term Performance Bonus Plan (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated May 3, 2005.)

10(d)	Form of Stock Option Grant Letter (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated February 2, 2005) *
10(e)	Form of Restricted Stock Grant Letter (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc’s. Current Report on Form 8-K, dated February 11, 2005) *
10(f)

Form of Indemnification Agreement between the Company and the Company’s directors. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001) *

10(g)

Furniture Brands International, Inc. Amended and Restated Restricted Stock Plan for Outside Directors, dated as of January 27, 2005. (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.’s current Report on Form 8-K, dated May 3, 2005) *

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

Form of Executive Incentive Plan Grant Letter to Company Executives (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated February 2, 2005) *

10(n)

Form of Executive Incentive Plan Grant Letter to Operating Company Executives. (Incorporated by reference to Exhibit 10(q) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004) *

10(o)

Employment Agreement, dated as of January 1, 2000, between the Company and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10 (j) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(p)

Employment Agreement, dated as of February 10, 2004, between the Company and John T. Foy. (Incorporated by reference to Exhibit 10 (o), to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003) *

10(q)

Employment Agreement, dated as of February 7, 2005, between the Company and Denise L. Ramos (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.’s Current Report On Form 8-K, dated February 11, 2005) *

10(r)

Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10 (c) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996) *

10(s)	Employment Agreement, dated as of September 6, 2005, between Thomasville Furniture Industries, Inc. and Nancy W. Webster. *
10(t)

Form of Agreement Not To Compete between the Company and Wilbert G. Holliman, John T. Foy, and Lynn Chipperfield (Incorporated by reference to Exhibit 10 (r) to Furniture Brands International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998) *

10(u)

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

*Indicates management contract or compensatory plan, contract or arrangement

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page No.
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005	22
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2006	23
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006	24
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2006	25
Notes to Consolidated Financial Statements	26
Financial Statement Schedule	44
Report of Independent Registered Public Accounting Firm	51
Consolidated Financial Statement Schedules:
Schedule II
Valuation and qualifying accounts	49

Schedule II

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Deductions		Balance at
	Beginning	Costs and	From		End of
Description	of Period	Expenses	Reserves		Period
	(Dollars in Thousands)
Year Ended December 31, 2006
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$16,053	$13,410	$(7,868	)(a)	$21,595
Allowance for cash discounts/ chargebacks/other	7,315	30,052	(29,937	)(b)	7,430
	$23,368	$43,462	$(37,805)		$29,025
Year Ended December 31, 2005
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$15,390	9,047	(8,384	)(a)	16,053
Allowance for cash discounts/ chargebacks/other	5,529	26,108	(24,322	)(b)	7,315
	$20,919	$35,155	$(32,706)		$23,368
Year Ended December 31, 2004
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$13,287	$16,425	$(14,322	)(a)	$15,390
Allowance for cash discounts/ chargebacks/other	6,091	25,266	(25,828	)(b)	5,529
	$19,378	$41,691	$(40,150)		$20,919

(a)           Uncollectible accounts written off, net of recoveries.

(b)          Cash discounts taken by customers and claims allowed to customers.

See accompanying Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control Over Financial Reporting

Management of Furniture Brands International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is set forth on page 51.

Furniture Brands International, Inc.
St. Louis, Missouri
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Furniture Brands International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Furniture Brands International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based the on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
St. Louis, Missouri
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payments”, effective January 1, 2006. As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Furniture Brands International, Inc. as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
St. Louis, Missouri
March 1, 2007

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)
	By:	/s/ WILBERT G. HOLLIMAN
Chairman of the Board and
Chief Executive Officer
Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature	Title
/s/ WILBERT G. HOLLIMAN	Chairman of the Board
Wilbert G. Holliman	(Principal Executive Officer)
/s/ JOHN T. FOY	Director and President
John T. Foy
/s/ KATHERINE BUTTON BELL	Director
Katherine Button Bell
/s/ JOHN R. JORDAN, JR.	Director
John R. Jordan, Jr.
/s/ LEE M. LIBERMAN	Director
Lee M. Liberman
/s/ RICHARD B. LOYND	Director
Richard B. Loynd
/s/ BOB L. MARTIN	Director
Bob L. Martin
/s/ AUBREY B. PATTERSON	Director
Aubrey B. Patterson
/s/ MATTHEW E. RUBEL	Director
Matthew E. Rubel
/s/ ALBERT E. SUTER	Director
Albert E. Suter

/s/ DENISE L. RAMOS	Senior Vice-President
Denise L. Ramos	(Principal Financial Officer)

/s/ STEVEN W. ALSTADT	Controller
Steven W. Alstadt	(Principal Accounting
Officer)