Form 10-Q
period 2007-05-10
FURNITURE BRANDS INTERNATIONAL INC
filed 2007-05-10
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

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
(X) Yes	( ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer (X)	Accelerated Filer ( )	Non-Accelerated Filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
( ) Yes	(X) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,348,752 shares as of April 30, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2007.

Consolidated Balance Sheets:

March 31, 2007
December 31, 2006

Consolidated Statements of Operations:

Three Months Ended March 31, 2007
Three Months Ended March 31, 2006

Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2007
Three Months Ended March 31, 2006

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of CEO
906 Certification of CFO

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited )

Current assets:
Cash and cash equivalents	$47,961	$26,565
Receivables, less allowances of $24,646
($29,025 at December 31, 2006)	356,489	362,557
Inventories	496,489	502,070
Deferred income taxes	31,409	31,600
Prepaid expenses and other current assets	14,390	18,382
Total current assets	946,738	941,174

Property, plant and equipment	609,813	609,991
Less accumulated depreciation	389,302	388,593
Net property, plant and equipment	220,511	221,398

Goodwill	182,652	182,652
Other intangible assets	169,671	169,671
Other assets	38,183	43,308
Total assets	$1,557,755	$1,558,203

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$300,800	$10,800
Accounts payable	99,704	94,515
Accrued employee compensation	26,936	27,462
Other accrued expenses	61,940	55,779
Total current liabilities	489,380	188,556

Long-term debt	800	300,800
Deferred income taxes	40,026	44,637
Other long-term liabilities	117,947	113,495

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at March 31, 2007 and December 31, 2006	56,483	56,483
Paid-in capital	228,549	227,520
Retained earnings	840,535	843,811
Accumulated other comprehensive income (expense)	(32,054)	(33,188)
Treasury stock at cost (8,146,289 shares at
March 31, 2007 and December 31, 2006)	(183,911)	(183,911)
Total shareholders' equity	909,602	910,715
Total liabilities and shareholders’ equity	$1,557,755	$1,558,203

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Net sales	$573,749	$661,445

Cost of sales	449,514	507,506

Gross profit	124,235	153,939

Selling, general and administrative expenses	114,830	116,564

Earnings from operations	9,405	37,375

Interest expense	5,073	2,961

Other income, net	440	10,538

Earnings before income tax expense	4,772	44,952

Income tax expense	1,895	14,730

Net earnings	$2,877	$30,222

Net earnings per common share:

Basic	$0.06	$0.61

Diluted	$0.06	$0.61

Weighted average common shares outstanding :

Basic	48,336	49,522

Diluted	48,336	49,569

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$2,877	$30,222
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	8,242	10,093
Stock compensation expense	1,029	1,623
Provision (benefit) for deferred income taxes	(425)	(883)
Other, net	818	(7,675)
Changes in operating assets and liabilities:
Accounts receivable	4,655	(44,014)
Inventories	12,023	(6,498)
Prepaid expenses and other assets	5,785	(399)
Accounts payable and other accrued expenses	5,229	17,143
Other long-term liabilities	4,922	4,579
Net cash provided by operating activities	45,155	4,191

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(4,241)	-
Proceeds from the disposal of assets	2,358	3,183
Additions to property, plant and equipment	(4,142)	(5,356)
Net cash used by investing activities	(6,025)	(2,173)

Cash flows from financing activities:
Additions to debt	4,000	-
Payments of debt	(14,000)	-
Proceeds from the exercise of stock options	-	6,769
Tax benefit from the exercise of stock options	-	404
Payments of cash dividends	(7,734)	(7,959)
Payments for the purchase of treasury stock	-	(25,000)
Net cash used by financing activities	(17,734)	(25,786)

Net increase (decrease) in cash and cash equivalents	21,396	(23,768)
Cash and cash equivalents at beginning of period	26,565	114,322
Cash and cash equivalents at end of period	$47,961	$90,554

Supplemental disclosure:

Cash payments for income taxes, net	$379	$18,033

Cash payments for interest expense	$2,619	$1,679

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share information)
(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. In addition, the year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management of the Company considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated financial statements consist of the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to conform previously reported data to the current presentation.

(2)	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2008.

Effective January 1, 2007 we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, and related interpretations. As of the date of adoption, the total amount of unrecognized tax benefits was $12,697. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9,457. The total amount of interest expense related to uncertain tax positions recognized in the statement of operations for the three months ended March 31, 2007 was $273. No penalties were recognized during the period. The statement of financial position as of March 31, 2007 includes accrued interest of $3,765 and penalties of $250 related to uncertain tax positions. As a result of the adoption of FIN 48, we recognized a decrease of $1,581 in the liability for unrecognized tax benefits which resulted in an increase to the January 1, 2007 retained earnings balance.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

(3)	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In 2001 we began implementing a plan to reduce our domestic manufacturing capacity. As of March 31, 2007, this plan included the closing, consolidation or reconfiguration of 34 manufacturing facilities. Restructuring charges included in the three months ended March 31, 2007 and 2006 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Restructuring charges:
Costs to shutdown, cleanup and vacate facilities	$319	$96
One-time termination benefits	133	313
Impairment charges	727	365
	$1,179	$774

Statement of Operations classification:
Cost of sales	$431	$430
Selling, general and administration expenses	748	344
	$1,179	$774

(4)	INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2007	2006

Finished products	$361,860	$360,442
Work-in-process	31,045	35,411
Raw materials	103,584	106,217
	$496,489	$502,070

(5)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Net income	$2,877	$30,222

Weighted average number of shares outstanding - basic	48,336	49,522
Effect of dilutive securities:
Stock options	-	47
Weighted average number of shares outstanding - diluted	48,336	49,569

Net earnings per common share:
Basic	$0.06	$0.61
Diluted	$0.06	$0.61

Stock options excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Stock options	3,521,975	2,067,775
Average exercise price	$24.55	$27.46

(6)	COMPREHENSIVE INCOME

Comprehensive income (expense) is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Net earnings	$2,877	$30,222
Other comprehensive income (expense), net of tax:
Change in fair value of financial instruments accounted
for as hedges	-	(4,221)
Pension liability	763	-
Foreign currency translation	371	668
Other comprehensive income (expense)	1,134	(3,553)
	$4,011	$26,669

The components of accumulated other comprehensive income (expense), each presented net of tax benefits, are as follows:

	March 31,	December 31,
	2007	2006

Pension liability	$(33,159)	$(33,922)
Foreign currency translation	1,105	734
	$(32,054)	$(33,188)

(7)	RETIREMENT PLANS

The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Service cost	$1,326	$1,450
Interest cost	6,339	6,125
Expected return on plan assets	(6,571)	(6,375)
Net amortization and deferral	1,316	1,755
	$2,410	$2,955

As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits will be provided to participants who have attained age 50 and completed 10 years of service as of December 31, 2005. Effective January 1, 2006 retirement benefits are provided to substantially all employees through increased matching contributions to the Company’s 401(k) plan. Total retirement costs for the three months ended March 31, 2007 were $5,343 compared to $6,435 for the three months ended March 31, 2006.

(8)	CONTINGENT LIABILITIES

We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. The guarantees range from one to fifteen years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at March 31, 2007 were $81,026. We consider the estimated loss on these guarantees to be insignificant; therefore, as of March 31, 2007 we have not recorded any contingent liability for lease guarantees.

(9)	DEBT

Debt consists of the following:

	March 31,	December 31,
	2007	2006

Revolving credit facility	$150,000	$160,000
6.83% Senior Notes	150,000	150,000
Other	1,600	1,600
	301,600	311,600
Less: current maturities	300,800	10,800
Long-term debt	$800	$300,800

To meet short-term capital and other financial requirements during the first quarter, we maintained a $400,000 revolving credit facility with a group of financial institutions. The revolving credit facility allowed for the issuance of letters of credit and cash borrowings. Letters of credit outstanding were limited to no more than $100,000, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On March 31, 2007, there were $150,000 in cash borrowings, $9,426 in letters of credit outstanding and approximately $76,200 available under the revolving credit facility.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan we executed. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2007, loans outstanding under the revolving credit facility consisted of $150,000 based on the adjusted Eurodollar rate at an annual interest rate of 6.09% (6.34% during the amendment period as descrubed below).

The Note Purchase Agreement, allowed for the issuance and sale of $150,000 of 6.83% Senior Notes (7.33% during the amendment period as descrubed below). The Notes mature over varying dates ranging from May 17, 2014 through May 17, 2018.

The revolving credit facility requires us to meet certain financial covenants including: (1) leverage ratio (defined in the credit agreement as Consolidated Debt divided by Consolidated EBITDA from the preceding four quarters) less than 3.25 to 1.0 and (2) coverage ratio (defined in the credit agreement as Consolidated EBITDAR divided by the sum of Consolidated Interest Expense and Consolidated Net Rental Expense in each case from the preceding four quarters) greater than 2.75 to 1.0 (increasing to 3.00 to 1.0 after December 31, 2008). The Note Purchase Agreement contains the same financial covenants as the revolving credit facility except the maximum leverage ratio is 3.50 to 1.0 and the minimum coverage ratio is 2.50 to 1.0 (increasing to 2.75 to 1.0 after December 31, 2008).

On April 16, 2007 we entered into amendments to both the revolving credit facility and the Note Purchase Agreement. These amendments provided temporary relief for the two financial covenants described above. Under the amendments, the leverage ratio must be less than 4.25 to 1.0 and the coverage ratio must be greater than 1.90 to 1.0 with respect to the period from March 31, 2007 through June 29, 2007. In exchange for the covenant relief on both the revolving credit facility and Note Purchase Agreement, we granted certain economic concessions to the lenders, including the payment of an amendment fee of $781 and increased interest rates. During the amendment period (March 31, 2007 through June 29, 2007), the interest rates were increased by 0.25% for the revolving credit facility and 0.50% for the Senior Notes. Both agreements are now secured by our personal property (including cash and cash equivalents, accounts receivable, inventory, intangible assets and goodwill).

Though the amendments allow us to be in compliance with the financial covenants in the revolving credit facility and Note Purchase Agreement, the present outlook for business conditions indicates we are not likely to be in compliance as of June 30, 2007. As such we reflected this debt of $300,000 as current in the consolidated balance sheet as of March 31, 2007. We are currently in negotiations with both lending groups to provide more permanent amendments or the refinancing of the agreements. On the basis of our historical profitability and cash generation, we expect these negotiations to be completed in a timely manner. However, if these negotiations are unsuccessful and we are in default under the credit agreements, the lending groups have certain rights including the termination of commitments and acceleration of principal and interest payments. The successful completion of these negotiations or the refinancing of the credit agreements would be required to meet our future liquidity requirements.

(10)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2007	2006

Pension liability	$62,437	$61,935
Other	55,510	51,561
	$117,947	$113,495

Other long-term liabilities includes the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, accrued tax liabilities, accrued compensation and various other non-current liabilities.

(11)	ACQUISITIONS

During the three months ended March 1, 2007 we acquired 18 stores from three of our dealers for total consideration of $4,241. The acquisitions were asset purchases consisting mainly of inventories and leasehold improvements and the assumption of certain liabilities primarily customer deposits, accounts payable and accrued expenses. The Consolidated Statement of Operations include the results of operations from the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

(12)	SUBSEQUENT EVENT

On April 27, 2007 we announced the elimination of approximately 80 executive and administrative positions; the closure of three manufacturing facilities, resulting in the elimination of approximately 150 positions; and the elimination of approximately 100 positions related to ongoing manufacturing operations The eliminated executive and administrative positions represent approximately five percent of our non-manufacturing workforce. The termination benefits and asset impairment charges associated with this plan are expected to be recognized over the second and third quarters of 2007.

(13)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, on our consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our Common Stock; loss of funding sources and our ability to open and operate new retail stores successfully. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Furniture Brands International, Inc. is one of the largest furniture companies in the United States. We market our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith). Through these four subsidiaries, we design, manufacture, source, market distribute and sell through 40 company-owned retail locations a full line of branded products consisting of both wood and upholstered furniture.

Comparison of Three Months Ended March 31, 2007 and 2006

Selected financial information for the three months ended March 31, 2007 and 2006 is presented below:

(Dollars in millions except per share data)

	Three Months Ended
	March 31, 2007		March 31, 2006
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
Net sales	$573.7	100.0%	$661.4	100.0%
Cost of sales	449.5	78.3	507.5	76.7
Gross profit	124.2	21.7	153.9	23.3
Selling, general and administrative expenses	114.8	20.1	116.5	17.6
Earnings from operations	9.4	1.6	37.4	5.7
Interest expense	5.1	0.9	3.0	0.5
Other income, net	0.5	0.1	10.5	1.6
Earnings before income tax expense	4.8	0.8	44.9	6.8
Income tax expense	1.9	0.3	14.7	2.2
Net earnings	$2.9	0.5%	$30.2	4.6%
Net earnings per common share - diluted	$0.06	-	$0.61	-

Net sales for the three months ended March 31, 2007 were $573.7 million, compared to $661.4 million in the three months ended March 31, 2006, a decrease of $87.7 million or 13.3%. This decrease was driven by weak retail conditions for all brands, partially offset by the impact of 40 company-owned stores at March 31, 2007 versus 14 at March 31, 2006.

Gross profit for the three months ended March 31, 2007 was $124.2 million compared to $153.9 million for the three months ended March 31, 2006. Gross margin decreased from 23.3% for the three months ended March 31, 2006 to 21.7% for the three months ended March 31, 2007. The decline in gross margin is attributable to the lower sales volume and increased costs associated with higher inventory levels. Restructuring, asset impairment and severance charges included in cost of sales were $0.4 million for the three months ended March 31, 2007 and 2006.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $114.8 million compared to $116.5 million in the three months ended March 31, 2006. Restructuring, asset impairment and severance charges for the three months ended March 31, 2007 were $0.7 million and for the three months ended March 31, 2006 were $0.3 million. The decrease in selling, general and administrative expenses were primarily the result of lower variable costs such as sales commissions and reduced bad debt expense partially offset by increased operating expenses from the Company-owned retail stores.

Interest expense totaled $5.1 million for the three months ended March 31, 2007 compared to $3.0 million in the prior comparable period. The increase in interest expense resulted from increased interest rates on our new credit facility and term notes which were executed in the second quarter of 2006.

Other income, net totaled $0.5 million for the three months ended March 31, 2007 compared to $10.5 million for the prior year comparable period. For the three months ended March 31, 2007 other income consisted of interest on short-term investments and notes receivable of $0.3 million and other miscellaneous income and expense items netting to $0.2 million. For the three months ended March 31, 2006 other income consisted of interest on short-term investments and notes receivable of $1.0 million, an $8.5 million gain related to the termination of a cash flow hedge as a result of refinancing the revolving credit facility, and other miscellaneous income and expense items netting to $1.0 million.

The effective income tax rate was 39.7% for the three months ended March 31, 2007 and 32.8% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was adversely impacted by the recording of interest expense on the accrual for unrecognized tax benefits; whereas the effective tax rate for 2006 was favorably impacted by the resolution of certain income tax contingencies during the period. Both periods were favorably impacted by domestic manufacturing deductions included in the American Jobs Creation Act of 2004.

Net earnings per common share on diluted basis were $0.06 for the three months ended March 31, 2007 compared to $0.61 for the same period last year. Weighted average common shares outstanding used in the calculation of net earnings per common share on a diluted basis were 48,336,252 for the three months ended March 31, 2007 and 49,569,064 for the three months ended March 31, 2006. The reduction in weighted average shares was due to the impact of stock repurchases during 2006.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at March 31, 2007 were $48.0 million, compared to $26.6 million at December 31, 2006. For the three months ended March 31, 2007 net cash provided by operating activities totaled $45.2 million compared with $4.2 million in the three months ended March 31, 2006. In spite of the earnings shortfall, cash flow from operations increased due to reductions in working capital versus the working capital increases in the prior year. Net cash used by investing activities totaled $6.0 million for the three months ended March 31, 2007 compared to $2.2 million for the three months ended March 31, 2006. This increase is attributed to the acquisition of 18 retail stores during the period for $4.2 million. Net cash used by financing activities totaled $17.7 million for the three months ended March 31, 2007 compared to $25.8 million in the prior year quarter. Financing activities in the current year included debt payments of $10.0 million and dividend payments of $7.7 million. Financing activities in the same quarter of the prior year included stock repurchases of $25.0 million, dividend payments of $8.0 million offset by proceeds from the exercise of stock options (including income tax benefits) of $7.2 million.

Working capital was $457.4 million at March 31, 2007, compared to $752.6 million at December 31, 2006. The current ratio was 1.9-to-1 at March 31, 2007, compared to 5.0-to-1 at December 31, 2006. The decrease in working capital is mainly attributable to the classification of the revolving credit facility and the Senior Notes of $300.0 million as current liabilities (see further description under financing arrangements below).

Financing Arrangements

As of March 31, 2007, our debt consisted of the following in millions:

Revolving credit facility	$150.0
6.83% Senior Notes	150.0
Other	1.6
$301.6

To meet short-term capital and other financial requirements during the first quarter, we maintained a $400.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allowed for the issuance of letters of credit and cash borrowings. Letters of credit outstanding were limited to no more than $100.0 million, with cash borrowings limited only by the facility's maximum availability less letters of credit outstanding. On March 31, 2007, there were $150.0 million in cash borrowings, $9.4 million in letters of credit outstanding and $76.2 million available under the revolving credit facility.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan we executed. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2007, loans outstanding under the revolving credit facility consisted of $150.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 6.09% (6.34% during the amendment period as described below).

The Note Purchase Agreement allowed for the issuance and sale of $150.0 million of 6.83% Senior Notes (7.33% during the amendment period as described below). The Notes mature over varying dates ranging from May 17, 2014 through May 17, 2018.

The revolving credit facility requires us to meet certain financial covenants including: (1) leverage ratio (defined in the credit agreement as Consolidated Debt divided by Consolidated EBITDA from the preceding four quarters) less than 3.25 to 1.0 and (2) coverage ratio (defined in the credit agreement as Consolidated EBITDAR divided by the sum of Consolidated Interest Expense and Consolidated Net Rental Expense in each case from the preceding four quarters) greater than 2.75 to 1.0 (increasing to 3.00 to 1.0 after December 31, 2008). The Note Purchase Agreement contains the same financial covenants as the revolving credit facility except the maximum leverage ratio is 3.50 to 1.0 and the minimum coverage ratio is 2.50 to 1.0 (increasing to 2.75 to 1.0 after December 31, 2008).

On April 16, 2007 we entered into amendments to both the revolving credit facility and the Note Purchase Agreement. These amendments provided temporary relief for the two financial covenants described above. Under the amendments, the leverage ratio must be less than 4.25 to 1.0 and the coverage ratio must be greater than 1.90 to 1.0 with respect to the period from March 31, 2007 through June 29, 2007. In exchange for the covenant relief on both the revolving credit facility and Note Purchase Agreement, we granted certain economic concessions to the lenders, including the payment of an amendment fee of $0.8 million and increased interest rates. During the amendment period (March 31, 2007 through June 29, 2007), the interest rates were increased by 0.25% for the revolving credit facility and 0.50% for the Senior Notes. Both agreements are now secured by our personal property (including cash and cash equivalents, accounts receivable, inventory, intangible assets and goodwill).

Though the amendments allow us to be in compliance with the financial covenants in the revolving credit facility and Note Purchase Agreement, the present outlook for business conditions indicates we are not likely to be in compliance as of June 30, 2007. As such we reflected this debt of $300.0 million as current in the consolidated balance sheet as of March 31, 2007. We are currently in negotiations with both lending groups to provide more permanent amendments or the refinancing of the agreements. On the basis of our historical profitability and cash generation, we expect these negotiations to be completed in a timely manner. However, if these negotiations are unsuccessful and we are in default under the credit agreements, the lending groups have certain rights including the termination of commitments and acceleration of principal and interest payments. The successful completion of these negotiations or the refinancing of the credit agreements would be required to meet our future liquidity requirements.

On April 27, 2007 we announced the elimination of approximately 80 executive and administrative positions; the closure of three manufacturing facilities, resulting in the elimination of approximately 150 positions; and the elimination of approximately 100 positions related to ongoing manufacturing operations The eliminated executive and administrative positions represent approximately five percent of our non-manufacturing workforce. The termination benefits and asset impairment charges associated with this plan are expected to be recognized over the second and third quarters of 2007.

Contractual Obligations and Other Commitments

Off-Balance Sheet Arrangement - We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. The guarantees range from one to fifteen years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at March 31, 2007 were $81,026. We consider the estimated loss on these guarantees to be insignificant; therefore, as of March 31, 2007 we have not recorded any contingent liability for lease guarantees.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For more information, see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

(a)
The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure control and procedures as of March 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure and procedures were effective at the reasonable assurance level.

During the three months ended March 31, 2007 we acquired 18 retail stores from three of our dealers for $4.2 million. We will exclude these businesses from management’s report on internal controls over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 31, 2007.

(b)
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2006 the Board of Directors authorized the repurchase of $50 million of Common Stock over the next 12 month period. As of January 26, 2007 this authorization expired with no shares having been purchased. We currently have no authorization for share repurchases.

Item 6.	Exhibits

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

10(a)	Amendment No. 1 to the Credit Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

10(b)
Amendment No. 1 to the Note Purchase Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

31(a)	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

Date: May 10, 2007	By /s/ Steven W. Alstadt
Steven W. Alstadt
Controller and Chief Accounting Officer
(on behalf of registrant and as chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10(a)	Amendment No. 1 to the Credit Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

10(b)
Amendment No. 1 to the Note Purchase Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

31(a)	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)
Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.