Form 10-Q/A
period 2007-05-11
FURNITURE BRANDS INTERNATIONAL INC
filed 2007-05-11
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

48,348,752 shares as of April 30, 2007

Explanatory Note

This Amendment No. 1 on Form10-Q/A (Amendment No. 1) is being filed by Furniture Brands International, Inc. to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2007  filed with the Securities and Exchange Commission on May 10, 2007 (the Initial Report).  Amendment No. 1 is being filed to include the conformed signature on Exhibit 32.1 which was inadvertently omitted from the Initial Report.  This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of CEO
906 Certification of CFO

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited )

Current assets:
Cash and cash equivalents	$47,961	$26,565
Receivables, less allowances of $24,646
($29,025 at December 31, 2006)	356,489	362,557
Inventories	496,489	502,070
Deferred income taxes	31,409	31,600
Prepaid expenses and other current assets	14,390	18,382
Total current assets	946,738	941,174

Property, plant and equipment	609,813	609,991
Less accumulated depreciation	389,302	388,593
Net property, plant and equipment	220,511	221,398

Goodwill	182,652	182,652
Other intangible assets	169,671	169,671
Other assets	38,183	43,308
Total assets	$1,557,755	$1,558,203

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$300,800	$10,800
Accounts payable	99,704	94,515
Accrued employee compensation	26,936	27,462
Other accrued expenses	61,940	55,779
Total current liabilities	489,380	188,556

Long-term debt	800	300,800
Deferred income taxes	40,026	44,637
Other long-term liabilities	119,947	113,495

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at March 31, 2007 and December 31, 2006	56,483	56,483
Paid-in capital	228,549	227,520
Retained earnings	840,535	843,811
Accumulated other comprehensive income (expense)	(32,054)	(33,188)
Treasury stock at cost (8,146,289 shares at
March 31, 2007 and December 31, 2006)	(183,911)	(183,911)
Total shareholders' equity	909,602	910,715
Total liabilities and shareholders’ equity	$1,557,755	$1,558,203

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

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan we executed. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At March 31, 2007, loans outstanding under the revolving credit facility consisted of $150,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 6.09% (6.34% during the amendment period as described below).

The Note Purchase Agreement, allowed for the issuance and sale of $150,000 of 6.83% Senior Notes (7.33% during the amendment period as described below). The Notes mature over varying dates ranging from May 17, 2014 through May 17, 2018.

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

(10)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2007	2006

Pension liability	$62,437	$61,935
Other	55,510	51,561
	$117,497	$113,495

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

3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

3.2
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.1	Amendment No. 1 to the Credit Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

10.2
Amendment No. 1 to the Note Purchase Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

31.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

Date: May 11, 2007	By /s/ Steven W. Alstadt
Steven W. Alstadt
Controller and Chief Accounting Officer
(on behalf of registrant and as chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

3.2
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.1	Amendment No. 1 to the Credit Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

10.2
Amendment No. 1 to the Note Purchase Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

31.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Denise L. Ramos, Chief Financial Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.