Form 10-Q/A
period 2007-05-14
FURNITURE BRANDS INTERNATIONAL INC
filed 2007-05-15
CIK 50957

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2 to Form 10-Q

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

48,348,752 shares as of April 30, 2007

Explanatory Note

This Amendment No. 2 on Form10-Q/A (Amendment No. 2) is being filed by Furniture Brands International, Inc. to amend Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2007 filed with the Securities and Exchange Commission on May 11, 2007 (Amendment No. 1) to correct certain errors that resulted from Edgarization processing mistakes.  Amendment No. 2 is being filed to correct such errors in the "Other Long-Term Liabilities" caption in the Consolidated Balance Sheets and in the "total" amount in footnote 10, Other Long-Term Liabilities, in the Notes to Consolidated Financial Statements, with both amounts relating to the three months ended March 31, 2007.  This Amendment No. 2 does not change any other information contained in our previously reported financial statements and other financial disclosures contained in our Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of CEO
906 Certification of CFO

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)
	March 31,	December 31,
	2007	2006
ASSETS	(unaudited )

Current assets:
Cash and cash equivalents	$47,961	$26,565
Receivables, less allowances of $24,646
($29,025 at December 31, 2006)	356,489	362,557
Inventories	496,489	502,070
Deferred income taxes	31,409	31,600
Prepaid expenses and other current assets	14,390	18,382
Total current assets	946,738	941,174

Property, plant and equipment	609,813	609,991
Less accumulated depreciation	389,302	388,593
Net property, plant and equipment	220,511	221,398

Goodwill	182,652	182,652
Other intangible assets	169,671	169,671
Other assets	38,183	43,308
Total assets	$1,557,755	$1,558,203

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$300,800	$10,800
Accounts payable	99,704	94,515
Accrued employee compensation	26,936	27,462
Other accrued expenses	61,940	55,779
Total current liabilities	489,380	188,556

Long-term debt	800	300,800
Deferred income taxes	40,026	44,637
Other long-term liabilities	117,947	113,495

Shareholders' equity:
Preferred stock, authorized 10,000,000
shares, no par value - issued, none	-	-
Common stock, authorized 200,000,000 shares,
$1.00 stated value - issued 56,482,541
shares at March 31, 2007 and December 31, 2006	56,483	56,483
Paid-in capital	228,549	227,520
Retained earnings	840,535	843,811
Accumulated other comprehensive income (expense)	(32,054)	(33,188)
Treasury stock at cost (8,146,289 shares at
March 31, 2007 and December 31, 2006)	(183,911)	(183,911)
Total shareholders' equity	909,602	910,715
Total liabilities and shareholders' equity	$1,557,755	$1,558,203

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service commenced an examination of the Company's U.S. income tax returns for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2008.

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

As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits will be provided to participants who have attained age 50 and completed 10 years of service as of December 31, 2005. Effective January 1, 2006 retirement benefits are provided to substantially all employees through increased matching contributions to the Company's 401(k) plan. Total retirement costs for the three months ended March 31, 2007 were $5,343 compared to $6,435 for the three months ended March 31, 2006.

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

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure control and procedures as of March 31, 2007, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure and procedures were effective at the reasonable assurance level.

During the three months ended March 31, 2007 we acquired 18 retail stores from three of our dealers for $4.2 million. We will exclude these businesses from management's report on internal controls over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 31, 2007.

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

10.1	Amendment No. 1 to the Credit Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

10.2
Amendment No. 1 to the Note Purchase Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

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

Furniture Brands International, Inc.
(Registrant)

Date: May 15, 2007	By /s/ Steven W. Alstadt
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

10.1	Amendment No. 1 to the Credit Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

10.2
Amendment No. 1 to the Note Purchase Agreement dated April 16, 2007 (Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)

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