Form 10-Q
period 2007-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2007-08-08
CIK 50957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 001-00091

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

☒Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.                                           48,498,252 shares as of July 31, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2007.

Consolidated Balance Sheets:

June 30, 2007
December 31, 2006

Consolidated Statements of Operations:

Three Months Ended June 30, 2007
Three Months Ended June 30, 2006
Six Months Ended June 30, 2007
Six Months Ended June 30, 2006

Consolidated Statements of Cash Flows:

Six Months Ended June 30, 2007
Six Months Ended June 30, 2006

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits

Certification of Chief Executive Officer
Certification of Principal Financial Officer
906 Certification of CEO
906 Certification of PFO

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share information)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$92,543	$26,565
Receivables, less allowances of $27,806 ($29,025 at December 31, 2006)	327,169	362,557
Inventories	482,859	502,070
Deferred income taxes	30,209	31,600
Prepaid expenses and other current assets	18,225	18,382
Total current assets	951,005	941,174

Property, plant and equipment	557,388	609,991
Less accumulated depreciation	347,973	388,593
Net property, plant and equipment	209,415	221,398

Goodwill	182,652	182,652
Other intangible assets	169,671	169,671
Other assets	43,757	43,308
Total assets	$1,556,500	$1,558,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$300,800	$10,800
Accounts payable	105,305	94,515
Accrued employee compensation	23,306	27,462
Accrued expenses and other current liabilities	60,435	55,779
Total current liabilities	489,846	188,556

Long-term debt	—	300,800
Deferred income taxes	36,860	44,637
Other long-term liabilities	119,802	113,495

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares, no par value – issued, none	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value – 56,482,541 issued and 48,500,052 outstanding at June 30, 2007 and 56,482,541 issued and 48,336,252 outstanding at December 31, 2006	56,483	56,483
Paid-in capital	225,717	227,520
Retained earnings	838,582	843,811
Accumulated other comprehensive income (expense)	(30,577)	(33,188)
Treasury stock at cost (7,982,489 shares at June 30, 2007 and 8,146,289 shares at December 31, 2006)	(180,213)	(183,911)
Total shareholders’ equity	909,992	910,715
Total liabilities and shareholders’ equity	$1,556,500	$1,558,203

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share information)

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Net sales	$535,221	$601,275

Cost of sales	419,398	465,120

Gross profit	115,823	136,155

Selling, general and administrative expenses	105,870	106,020

Earnings from operations	9,953	30,135

Interest expense	6,219	4,727

Other income, net	5,964	2,040

Earnings before income tax expense	9,698	27,448

Income tax expense	3,890	10,470

Net earnings	$5,808	$16,978

Net earnings per common share - Basic and Diluted	$0.12	$0.35

Weighted average common shares outstanding – Basic and Diluted	48,444	48,853

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share information)

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net sales	$1,108,970	$1,262,720

Cost of sales	868,912	972,626

Gross profit	240,058	290,094

Selling, general and administrative expenses	220,700	222,584

Earnings from operations	19,358	67,510

Interest expense	11,292	7,688

Other income, net	6,404	12,578

Earnings before income tax expense	14,470	72,400

Income tax expense	5,785	25,200

Net earnings	$8,685	$47,200

Net earnings per common share – Basic and Diluted	$0.18	$0.96

Weighted average common shares outstanding – Basic and Diluted	48,390	49,186

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net earnings	$8,685	$47,200
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	16,316	19,397
Stock compensation expense	1,895	3,154
Tax benefit from the exercise of stock options	—	527
Provision (benefit) for deferred income taxes	(2,023)	(4,927)
Other, net	(3,402)	(8,803)
Changes in operating assets and liabilities:
Accounts receivable	33,976	(22,329)
Inventories	25,653	(55,946)
Prepaid expenses and other assets	1,407	2,701
Accounts payable and other accrued expenses	9,417	4,095
Other long-term liabilities	7,876	10,174
Net cash provided (used) by operating activities	99,800	(4,757)

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(4,241)	—
Proceeds from the disposal of assets	5,961	4,496
Additions to property, plant and equipment	(8,205)	(14,464)
Net cash used by investing activities	(6,485)	(9,968)

Cash flows from financing activities:
Proceeds from termination of cash flow hedges	—	8,623
Payment for debt issuance costs	(1,042)	(1,185)
Additions to debt	4,000	450,000
Payments of debt	(14,800)	(450,800)
Proceeds from the exercise of stock options	—	8,095
Tax benefit from the exercise of stock options	—	527
Payments of cash dividends	(15,495)	(15,804)
Payments for the purchase of treasury stock	—	(40,075)
Net cash used by financing activities	(27,337)	(40,619)

Net increase (decrease) in cash and cash equivalents	65,978	(55,344)
Cash and cash equivalents at beginning of period	26,565	114,322
Cash and cash equivalents at end of period	$92,543	$58,978

Supplemental disclosure:

Cash payments for income taxes, net	$3,812	$42,339

Cash payments for interest expense	$9,587	$4,397

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share information)

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. In addition, the year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management of the Company considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated financial statements consist of the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previously reported data to the current presentation.

(2)	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service commenced an examination of the Company’s United States income tax returns for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2008.

Effective January 1, 2007 we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, and related interpretations. As a result of the adoption of FIN 48, we recognized a decrease of $1,581 in the liability for unrecognized tax benefits which resulted in an increase to the January 1, 2007 retained earnings balance. As of the date of adoption and June 30, 2007, the total amount of unrecognized tax benefits was $12,697 and $12,749, respectively. The total amount of unrecognized tax benefits at June 30, 2007 that, if recognized, would affect the effective tax rate is $9,482. The Company believes it is reasonably possible it will recognize tax benefits of up to $1,000 within twelve months related to the anticipated expiration of statutes of limitations. The total amount of interest expense related to uncertain tax positions recognized in the statement of operations for the three and six months ended June 30, 2007 was $273 and $547, respectively. Penalties recognized during the three and six months ended June 30, 2007 were $80. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The statement of financial position as of June 30, 2007 includes accrued interest of $4,039 and accrued penalties of $330 related to uncertain tax positions.

(3)	ACQUISITIONS

During the three months ended March 31, 2007, we acquired 18 stores from three of our dealers for total consideration of $4,241. The acquisitions were asset purchases consisting mainly of inventories and leasehold improvements and the assumption of certain liabilities primarily customer deposits, accounts payable, and accrued expenses. The Consolidated Statement of Operations includes the results of operations from the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

(4)	RESTRUCTURING CHARGES

In 2001, we began implementing a plan to reduce our domestic manufacturing capacity. As of June 30, 2007, this plan included the closing, consolidation, or reconfiguration of 35 manufacturing facilities. Qualifying assets related to this restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets. Total assets held for sale were $8,283 and $5,007 at June 30, 2007 and December 31, 2006, respectively. Restructuring charges included in the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Restructuring charges (benefits):
Costs to shutdown, cleanup and vacate facilities	$61	$355	$380	$451
One-time termination benefits	2,189	822	2,322	1,135
Asset sale gains net of impairment charges	(810)	(393)	(83)	(28)
Total restructuring charges	$1,440	$784	$2,619	$1,558

Statement of Operations classification:
Cost of sales	$1,150	$1,084	$1,581	$1,514
Selling, general and administration expenses	290	(300)	1,038	44
Total restructuring charges	$1,440	$784	$2,619	$1,558

(5)	INVENTORIES

Inventories are summarized as follows:

	June 30, 2007	December 31, 2006
Raw materials	$103,818	$106,217
Work-in-process	30,622	35,411
Finished products	348,419	360,442
	$482,859	$502,070

(6)	EARNINGS PER SHARE

Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Stock options	3,343,800	2,934,200	3,343,800	2,840,700
Average exercise price	$24.18	$26.20	$24.18	$26.32

(7)	COMPREHENSIVE INCOME

Comprehensive income (expense) is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net earnings	$5,808	$16,978	$8,685	$47,200
Other comprehensive income (expense), net of tax:
Change in fair value of financial instruments accounted for as hedges	—	(1,442)	—	(5,663)
Pension liability	732	—	1,495	—
Foreign currency translation	745	(556)	1,116	112
Other comprehensive income (expense)	1,477	(1,998)	2,611	(5,551)
Total comprehensive income	$7,285	$14,980	$11,296	$41,649

The components of accumulated other comprehensive income (expense), each presented net of tax benefits, are as follows:

	June, 30 2007	December 31, 2006
Pension liability	$(32,427)	$(33,922)
Foreign currency translation	1,850	734
Accumulated other comprehensive expense	$(30,577)	$(33,188)

(8)	RETIREMENT PLANS

The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Service cost	$923	$1,450	$2,249	$2,900
Interest cost	6,335	6,125	12,674	12,250
Expected return on plan assets	(6,561)	(6,375)	(13,132)	(12,750)
Net amortization and deferral	1,196	1,754	2,512	3,509
Net periodic pension cost	$1,893	$2,954	$4,303	$5,909

As of December 31, 2005, we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits will be provided to participants who have attained age 50 and completed 10 years of service as of December 31, 2005. We expect to make contributions to the plan in 2007 as required by funding regulations.

Effective January 1, 2006, retirement benefits are provided to substantially all employees through increased matching contributions to the Company’s 401(k) plan. Total retirement costs for the three and six months ended June 30, 2007 were $4,468 and $9,811, respectively, compared to $5,857 and $12,292 for the three and six months ended June 30, 2006, respectively.

(9)	CONTINGENT LIABILITIES

We are or may become a defendant in a number of pending or threatened legal proceedings and are or may become a potentiallly responsible party in certain environmental matters in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings is not reasonably likely to have a material adverse effect upon the consolidated financial position or results of operations of Furniture Brands or those of our subsidiaries, other than potential environmental exposures with respect to which monitoring or cleanup requirements may change over time.

We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. The guarantees range from one to fifteen years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at June 30, 2007 were $78,502. We consider the estimated loss on these guarantees to be insignificant; therefore, as of June 30, 2007, we have not recorded any contingent liability for lease guarantees.

(10)	DEBT

Debt consists of the following:

	June 30, 2007	December 31, 2006
Revolving credit facility	$150,000	$160,000
6.83% Senior Notes	150,000	150,000
Other	800	1,600
Total debt	300,800	311,600
Less: current maturities	300,800	10,800
Long-term debt	$0	$300,800

We have maintained a $400,000 revolving credit facility with a group of financial institutions. The revolving credit facility allowed for the issuance of letters of credit and cash borrowings. Letters of credit outstanding were limited to no more than $100,000, with cash borrowings limited only by the facility’s availability, subject to certain financial covenants, less letters of credit outstanding. On June 30, 2007, there were $150,000 in cash borrowings, $8,591 in letters of credit outstanding and approximately $131,500 available under the revolving credit facility, subject to certain restrictions.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan we executed. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2007, loans outstanding under the revolving credit facility consisted of $150,000 based on the adjusted Eurodollar rate at an interest rate of 6.59%.

The Note Purchase Agreement allowed for the issuance and sale of $150,000 of 6.83% Senior Notes (7.33% during the amendment period as described below). The Notes originally matured over varying dates ranging from May 17, 2014 through May 17, 2018.

The revolving credit facility originally required us to meet certain financial covenants including: (1) leverage ratio (defined in the credit agreement as Consolidated Debt divided by Consolidated EBITDA from the preceding four quarters) less than 3.25 to 1.0 and (2) coverage ratio (defined in the credit agreement as Consolidated EBITDAR divided by the sum of Consolidated Interest Expense and Consolidated Net Rental Expense in each case from the preceding four quarters) greater than 2.75 to 1.0 (increasing to 3.00 to 1.0 after December 31, 2008). The Note Purchase Agreement contained the same financial covenants as the revolving credit facility except the maximum leverage ratio is 3.50 to 1.0 and the minimum coverage ratio is 2.50 to 1.0 (increasing to 2.75 to 1.0 after December 31, 2008).

On April 16, 2007 we entered into amendments to both the revolving credit facility and the Note Purchase Agreement. These amendments provided temporary relief for the two financial covenants described above. Under the amendments, the leverage ratio must be less than 4.25 to 1.0 and the coverage ratio must be greater than 1.90 to 1.0 with respect to the period from March 31, 2007 through June 29, 2007. In exchange for the covenant relief on both the revolving credit facility and Note Purchase Agreement, we granted certain economic concessions to the lenders, including the payment of an amendment fee and increased interest rates. During the amendment period (March 31, 2007 through June 29, 2007), the interest rates were increased by 0.25% for the revolving credit facility and 0.50% for the Senior Notes. Both agreements are now secured by our personal property (including cash and cash equivalents, accounts receivable, inventory, intangible assets and goodwill).

On June 29, 2007 we entered into additional amendments to both the revolving credit facility and the Note Purchase Agreement. These amendments provided for continued relief for the two financial covenants through August 14, 2007. Under the second amendment to the credit agreement the lenders agreed to waive compliance with the financial covenants for the period from June 30, 2007 through August 14, 2007. Under the second amendment to the Note Purchase Agreement the ratio of Consolidated Debt to Consolidated EBITDA shall not be greater than 4.80 to 1.00 for the period from March 31, 2007 through and including August 14, 2007. Further, under the second amendment to the Note Purchase Agreement the ratio of Consolidated EBITDA to Consolidated Fixed Charges shall not be less than 1.50 to 1.00 at June 30, 2007. In exchange for the covenant relief, in addition to the concessions provided in the first amendments, we agreed to prepay in full the outstanding principal amount of $150,000 of the Senior Notes together with unpaid interest (estimated at $2,500 as of August 7, 2007) and the make-whole amount (estimated at $14,187, which is net of an interest rate hedge gain of $2,798 as of August 7, 2007) no later than August 15, 2007. The majority of the expense related to the make-whole payment will be recorded in the third quarter of 2007. In the second quarter of 2007, we discontinued hedge accounting treatment on an interest rate hedge entered into in 2006 in anticipation of this refinancing, and recorded a gain of $4,088 in other income (expense).

Though the amendments allow us to be in compliance with the financial covenants in the revolving credit facility and Note Purchase Agreement as of June 30, 2007, the present outlook for business conditions indicates we will not be in compliance as of August 15, 2007 upon the expiration of the amendments. As such we reflected this debt of $300,000 as current in the consolidated balance sheet as of June 30, 2007. We expect to refinance both the credit agreement and the Note Purchase Agreement prior to August 15, 2007 to pay off the senior notes and to provide more permanent refinancing. However, if this refinancing is unsuccessful and we are in default under the credit agreements, the lending groups have certain rights including the termination of commitments and acceleration of principal and interest payments. The successful completion of the refinancing of the credit agreements would be required to meet our future liquidity requirements.

On August 7, 2007, we notified the holders of our Senior Notes that we will repay the $150,000 principal amount, together with a make-whole premium of approximately $14,187, which is net of an interest rate hedge gain of $2,798, and accrued interest of approximately $2,500, on August 9, 2007, pursuant to the Note Purchase Agreement, as amended earlier this year. We expect to effect the repayment through borrowings under a new $550,000 senior revolving credit facility with various financial institutions (the “Proposed Facility”), which we expect to complete on August 9, 2007.

We agreed to pay certain nonrefundable fees in connection with the Proposed Facility. Interest under the Proposed Facility for the first six months following the effective date would equal (i) the greater of the prime rate and the Federal Funds Effective Rate plus ½% for base rate loans and (ii) 1.25% plus LIBOR for the applicable interest period for Eurodollar loans and after six months would consist of a base rate and a margin which will fluctuate with average availability.

The Company and its principal domestic subsidiaries would be the borrowers under the Proposed Facility. The Proposed Facility would be guaranteed by substantially all of our domestic subsidiaries, which, together with the Company, we refer to collectively as the “Loan Parties,” and would be secured by all of the accounts receivable, inventory, and cash deposit and securities accounts of the Loan Parties. The Proposed Facility would also include prohibitions on the Loan Parties’ and all of our other subsidiaries’ ability to grant security interests to other parties, subject to certain exceptions. The Proposed Facility documentation would include customary representations and warranties of the Loan Parties and their subsidiaries, would impose on the Loan Parties and their subsidiaries certain affirmative and negative covenants, and would include other typical provisions. Availability under the Proposed Facility would fluctuate based on a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, would become effective when excess availability under the Proposed Facility falls below certain thresholds.

Completion of the Proposed Facility is subject to certain customary closing conditions, including but not limited to, the following: (a) there not occurring any material adverse condition or adverse change in or affecting the business, operations, property, condition or prospects of the Company; (b) the completion of and satisfaction with a due diligence investigation of the Company by the administrative agent and arranger of the Proposed Facility (collectively, the “Agent”); (c) the Agent not becoming aware of any new information that is materially and adversely different than information that was previously provided to the Agent (d) there having not occurred a material disruption in the marketplace that, in the judgment of the Agent, could materially impair the syndication of the Proposed Facility; and (e) the Company having a minimum excess Availability (as defined) and cash on hand at closing of $150,000.

The proceeds of the Proposed Facility would be used to refinance the Company’s existing revolving credit facility, to repay the Senior Notes and for general corporate purposes.

(11)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	June 30, 2007	December 31, 2006
Pension liability	$62,495	$61,935
Other	57,307	51,560
	$119,802	$113,495

Other long-term liabilities include the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, accrued tax liabilities, accrued compensation and various other non-current liabilities.

(12)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, on our consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q, and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our Common Stock; loss of funding sources; our ability to open and operate new retail stores successfully; our ability to complete our new credit facility and repay our senior notes on August 9, 2007; and our ability to comply with financial and other covenants in our debt agreements. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Furniture Brands International, Inc. is one of the largest furniture companies in the United States. We market our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith). Through these four subsidiaries, we design, manufacture, source, market distribute and sell through 41 company-owned retail locations a full line of branded products consisting of both wood and upholstered furniture.

Comparison of Three and Six Months Ended June 30, 2007 and 2006

(in millions except share and per share data)

Selected financial information for the three and six months ended June 30, 2007 and 2006 is presented below:

	Three Months Ended
	June 30, 2007		June 30, 2006
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$535.2	100.0%	$601.3	100.0%
Cost of sales	419.4	78.4	465.1	77.4
Gross profit	115.8	21.6	136.2	22.6
Selling, general and administrative expenses	105.9	19.7	106.0	17.6
Earnings from operations	9.9	1.9	30.2	5.0
Interest expense	6.2	1.2	4.7	0.8
Other income, net	6.0	1.1	2.0	0.3
Earnings before income tax expense	9.7	1.8	27.5	4.5
Income tax expense	3.9	0.7	10.5	1.7
Net earnings	$5.8	1.1%	$17.0	2.8%

Net earnings per common share	$0.12	—	$0.35	—

	Six Months Ended
	June 30, 2007		June 30, 2006
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$1,109.0	100.0%	$1,262.7	100.0%
Cost of sales	868.9	78.4	972.6	77.0
Gross profit	240.1	21.6	290.1	23.0
Selling, general and administrative expenses	220.7	19.9	222.6	17.6
Earnings from operations	19.4	1.7	67.5	5.4
Interest expense	11.3	1.0	7.7	0.6
Other income, net	6.4	0.6	12.6	1.0
Earnings before income tax expense	14.5	1.3	72.4	5.8
Income tax expense	5.8	0.5	25.2	2.0
Net earnings	$8.7	0.8%	$47.2	3.8%

Net earnings per common share	$0.18	—	$0.96	—

Net sales for the three months ended June 30, 2007 were $535.2 million, compared to $601.3 million in the three months ended June 30, 2006, a decrease of $66.1 million or 11.0%. For the six months ended June 30, 2007, net sales decreased $153.7 million or 12.2%, to $1,109.0 million from $1,262.7 million for the six months ended June 30, 2006. The decrease in net sales for both the three and six month periods were driven by weak retail conditions for all brands resulting in higher price discounts and lower sales volume,, partially offset by the impact of additional company-owned stores, 41 at June 30, 2007 versus 20 at June 30, 2006.

Gross profit for the three months ended June 30, 2007 was $115.8 million compared to $136.2 million for the three months ended June 30, 2006. Gross margin decreased from 22.6% for the three months ended June 30, 2006 to 21.6% for the three months ended June 30, 2007. Gross profit for the six months ended June 30, 2007 was $240.1 million compared to $290.1 million for the six months ended June 30, 2006. Gross margin decreased from 23.0% for the six months ended June 30, 2006 to 21.6% for the six months ended June 30, 2007. The decline in gross profit is attributable to lower sales volume, increased price discounting, reduced capacity utilization and increased costs associated with the higher inventory levels, partially offset by higher gross profits at retail and cost savings within our supply chain. Restructuring, asset impairment and severance charges included in cost of sales were $1.2 million and $1.6 million for the three and six months ended June 30, 2007 and $1.1 million and $1.5 million for the three and six months ended June 30, 2006.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $105.9 million compared to $106.0 million in the three months ended June 30, 2006. Selling, general and administrative expenses were $220.7 million for the six months ended June 30, 2007 and $222.6 million for the six months ended June 30, 2006. The decrease in selling, general and administrative expenses were primarily the result of lower variable costs, such as sales commissions and reductions in incentive compensation and compensation costs, stock option expense, royalty costs, retirement plan costs and travel expenses, partially offset by increased operating expenses from the additional company-owned retail stores. The decrease in our compensation cost resulted from our workforce reduction in the second quarter of 2007. On April 27, 2007 we announced the elimination of approximately 80 executive and administrative positions; the closure of three manufacturing facilities, resulting in the elimination of approximately 150 positions; and the elimination of approximately 100 positions related to ongoing manufacturing operations. The eliminated executive and administrative positions represented approximately five percent of our non-manufacturing workforce. Restructuring, asset impairment and severance charges were $0.3 million and $1.0 million for the three months and six months ended June 30, 2007 and $(0.3) million and $0.04 million for the three months and six months ended June 30, 2006

Interest expense totaled $6.2 million and $11.3 million for the three months and six months ended June 30, 2007 compared to $4.7 and $7.7 million in the comparable prior periods. The increase in interest expense resulted from increased interest rates on our new credit facility and term notes which were executed in the second quarter of 2006, amortization of waiver fees for amendments to the facilities and amortization of the make-whole payment applicable to the second quarter of 2007. (See “Financial Condition—Financing Arrangements” for further discussion of our anticipated long-term debt refinancing.)

Other income, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$1.0	$0.8	$1.2	$1.8
Gain on termination of hedge accounting	4.1	—	4.1	8.5
Other	0.9	1.2	1.1	2.3
	$6.0	$2.0	$6.4	$12.6

Interest income is received on short-term investments and notes receivable. In the second quarter of 2007, we discontinued hedge accounting treatment on a treasury lock agreement, in anticipation of refinancing the Note Purchase Agreement and recorded a gain of $4.1 million. In the second quarter of 2006, we discontinued hedge accounting treatment on an interest rate swap agreement, in anticipation of refinancing our revolving credit facility and recorded a gain of $8.5 million.

The effective income tax rate was 40.1% and 38.1% for the three months ended June 30, 2007 and 2006, respectively, and 40.0% and 34.8% for the six months ended June 30, 2007 and 2006, respectively. The increase in the effective tax rate for the three months and six months ended June 30, 2007 was primarily related to the impact of permanent tax differences on lower pretax earnings.

Net earnings per common share were $0.12 and $0.18 for the three months and six months ended June 30, 2007 compared to $0.35 and $0.96 for the same periods last year. Weighted average common shares outstanding used in the calculation of net earnings per common share were 48,444,000 for the three months ended June 30, 2007 and 48,853,000 for the three months ended June 30, 2006 and 48,390,000 for the six months ended June 30, 2007 and 49,186,000 for the six months ended June 30, 2006. The reduction in weighted average shares for the six month period was due to the full year impact of stock repurchases during the first six months of 2006.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at June 30, 2007 were $92.5 million, compared to $26.6 million at December 31, 2006. For the six months ended June 30, 2007 net cash provided by operating activities totaled $99.8 million compared to net cash used by operating activities of $4.8 million in the six months ended June 30, 2006. In spite of the earnings shortfall, cash flow from operations increased due to reductions in working capital versus the working capital increases in the prior year. Net cash used by investing activities totaled $6.5 million for the six months ended June 30, 2007 compared to $10.0 million for the six months ended June 30, 2006. This decrease is attributed to lower property, plant, and equipment additions. Net cash used by financing activities totaled $27.3 million for the six months ended June 30, 2007 compared to $40.6 million in the prior year period. Financing activities in the current year included debt payments, net of borrowings, of $10.0 million and dividend payments of $15.5 million. Financing activities in the same period of the prior year included stock repurchases of $40.1 million, dividend payments of $15.8 million partially offset by proceeds from the exercise of stock options (including income tax benefits) of $8.6 million and proceeds from the termination of cash flow hedges of $8.6 million.

Working capital was $461.2 million at June 30, 2007, compared to $752.6 million at December 31, 2006. The current ratio was 1.9-to-1 at June 30, 2007, compared to 5.0-to-1 at December 31, 2006. The decrease in working capital is mainly attributable to the classification of the revolving credit facility and the Senior Notes of $300.0 million as current liabilities (see further description under financing arrangements below).

Financing Arrangements

As of June 30, 2007, our debt consisted of the following (in millions):

Revolving credit facility	$150.0
6.83% Senior Notes	150.0
Other	0.8
$300.8

We have maintained a $400.0 million revolving credit facility with a group of financial institutions. The revolving credit facility allowed for the issuance of letters of credit and cash borrowings. Letters of credit outstanding were limited to no more than $100.0 million, with cash borrowings limited only by the facility’s availability, subject to certain financial covenants, less letters of credit outstanding. On June 30, 2007, there were $150.0 million in cash borrowings, $8.6 million in letters of credit outstanding and approximately $131.5 million available under the revolving credit facility, subject to certain restrictions.

Cash borrowings under the revolving credit facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin which varies, depending upon the type of loan we executed. The applicable margin over the base rate and Eurodollar rate is subject to adjustment based upon achieving certain credit ratings. At June 30, 2007, loans outstanding under the revolving credit facility consisted of $150.0 million based on the adjusted Eurodollar rate at an interest rate of 6.59%.

The Note Purchase Agreement allowed for the issuance and sale of $150.0 million of 6.83% Senior Notes (7.33% during the amendment period as described below). The Notes originally matured over varying dates ranging from May 17, 2014 through May 17, 2018.

The revolving credit facility originally required us to meet certain financial covenants including: (1) leverage ratio (defined in the credit agreement as Consolidated Debt divided by Consolidated EBITDA from the preceding four quarters) less than 3.25 to 1.0 and (2) coverage ratio (defined in the credit agreement as Consolidated EBITDAR divided by the sum of Consolidated Interest Expense and Consolidated Net Rental Expense in each case from the preceding four quarters) greater than 2.75 to 1.0 (increasing to 3.00 to 1.0 after December 31, 2008). The Note Purchase Agreement contained the same financial covenants as the revolving credit facility except the maximum leverage ratio is 3.50 to 1.0 and the minimum coverage ratio is 2.50 to 1.0 (increasing to 2.75 to 1.0 after December 31, 2008).

On April 16, 2007 we entered into amendments to both the revolving credit facility and the Note Purchase Agreement. These amendments provided temporary relief for the two financial covenants described above. Under the amendments, the leverage ratio must be less than 4.25 to 1.0 and the coverage ratio must be greater than 1.90 to 1.0 with respect to the period from March 31, 2007 through June 29, 2007. In exchange for the covenant relief on both the revolving credit facility and Note Purchase Agreement, we granted certain economic concessions to the lenders, including the payment of an amendment fee and increased interest rates. During the amendment period (March 31, 2007 through June 29, 2007), the interest rates were increased by 0.25% for the revolving credit facility and 0.50% for the Senior Notes. Both agreements are now secured by our personal property (including cash and cash equivalents, accounts receivable, inventory, intangible assets and goodwill).

On June 29, 2007 we entered into additional amendments to both the revolving credit facility and the Note Purchase Agreement. These amendments provided for continued relief for the two financial covenants through August 14, 2007. Under the second amendment to the credit agreement the lenders agreed to waive compliance with the financial covenants for the period from June 30, 2007 through August 14, 2007. Under the second amendment to the Note Purchase Agreement the ratio of Consolidated Debt to Consolidated EBITDA shall not be greater than 4.80 to 1.00 for the period from March 31, 2007 through and including August 14, 2007. Further, under the second amendment to the Note Purchase Agreement the ratio of Consolidated EBITDA to Consolidated Fixed Charges shall not be less than 1.50 to 1.00 at June 30, 2007. In exchange for the covenant relief, in addition to the concessions provided in the first amendments, we agreed to prepay in full the outstanding principal amount of $150.0 million of the Senior Notes together with unpaid interest (estimated at $2.5 million as of August 7, 2007) and the make-whole amount (estimated at $14.2 million, which is net of an interest rate hedge gain of $2.8 million as of August 7, 2007) no later than August 15, 2007. The majority of the expense related to the make-whole payment will be recorded in the third quarter of 2007. In the second of 2007 we discontinued hedge accounting treatment on an interest rate hedge entered into in 2006, in anticipation of this refinancing, and recorded a gain of $4.1 million in other income (expense).

Though the amendments allow us to be in compliance with the financial covenants in the revolving credit facility and Note Purchase Agreement as of June 30, 2007, the present outlook for business conditions indicates we will not be in compliance as of August 15, 2007 upon the expiration of the amendments. As such we reflected this debt of $300.0 million as current in the consolidated balance sheet as of June 30, 2007. We expect to refinance both the credit agreement and the Note Purchase Agreement prior to August 15, 2007 to pay off the senior notes and to provide more permanent refinancing. However, if this refinancing is unsuccessful and we are in default under the credit agreements, the lending groups have certain rights including the termination of commitments and acceleration of principal and interest payments. The successful completion of the refinancing of the credit agreements would be required to meet our future liquidity requirements. See “Item 1A—Risk Factors.”

On August 7, 2007, we notified the holders of our Senior Notes that we will repay the $150.0 million principal amount, together with a make-whole premium of approximately $14.2 million, which is net of an interest rate hedge gain of $2.8 million, and accrued interest of approximately $2.5 million, on August 9, 2007, pursuant to the Note Purchase Agreement, as amended earlier this year. We expect to effect the repayment through borrowings under a new $550.0 million senior revolving credit facility with various financial institutions (the “Proposed Facility”), which we expect to complete on August 9, 2007.

We agreed to pay certain nonrefundable fees in connection with the Proposed Facility. Interest under the Proposed Facility for the first six months following the effective date would equal (i) the greater of the prime rate and the Federal Funds Effective Rate plus ½% for base rate loans and (ii) 1.25% plus LIBOR for the applicable interest period for Eurodollar loans and after six months would consist of a base rate and a margin which will fluctuate with average availability.

The Company and its principal domestic subsidiaries would be the borrowers under the Proposed Facility. The Proposed Facility would be guaranteed by substantially all of our domestic subsidiaries, which, together with the Company, we refer to collectively as the “Loan Parties,” and would be secured by all of the accounts receivable, inventory, and cash deposit and securities accounts of the Loan Parties. The Proposed Facility would also include prohibitions on the Loan Parties’ and all of our other subsidiaries’ ability to grant security interests to other parties, subject to certain exceptions. The Proposed Facility documentation would include customary representations and warranties of the Loan Parties and their subsidiaries, would impose on the Loan Parties and their subsidiaries certain affirmative and negative covenants, and would include other typical provisions. Availability under the Proposed Facility would fluctuate based on a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, would become effective when excess availability under the Proposed Facility falls below certain thresholds.

Completion of the Proposed Facility is subject to certain customary closing conditions, including but not limited to, the following: (a) there not occurring any material adverse condition or adverse change in or affecting the business, operations, property, condition of the Company; (b) the completion of and satisfaction with a due diligence investigation of the Company by the administrative agent and arranger of the Proposed Facility (collectively, the “Agent”); (c) the Agent not becoming aware of any new information that is materially and adversely different than information that was previously provided to the Agent; (d) there having not occurred a material disruption in the marketplace that, in the judgment of the Agent, could materially impair the syndication of the Proposed Facility; and (e) the Company having a minimum excess Availability (as defined) and cash on hand at closing of $150.0 million.

The proceeds of the Proposed Facility would be used to refinance the Company’s existing revolving credit facility, to repay the Senior Notes and for general corporate purposes. See “Item 1A—Risk Factors.”

Contractual Obligations and Other Commitments

Off-Balance Sheet Arrangement - We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. The guarantees range from one to fifteen years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at June 30, 2007 were $78,502. We consider the estimated loss on these guarantees to be insignificant; therefore, as of June 30, 2007 we have not recorded any contingent liability for lease guarantees.

Recently Issued Accounting Pronouncement

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, on our consolidated financial statements.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For more information, see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.          CONTROLS AND PROCEDURES

(a)

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Chief Accounting Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, the Company’s Chief Executive Officer and Controller and Chief Accounting Officer, in his capacity as principal financial officer, concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended March 31, 2007, we acquired 18 retail stores from three of our dealers for $4.2 million. We will exclude these businesses from management’s report on internal controls over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 31, 2007.

(b)

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

If we are unable to complete the refinancing of our debt obligations on August 9, 2007, we will be unable to satisfy our repayment obligations under the Senior Notes and will be in default and subject to termination of commitments and acceleration of principal and interest payments under our existing credit facility.

On August 7, 2007, we notified the holders of our Senior Notes that we will repay the $150 million principal amount, together with a make-whole premium and accrued interest, on August 9, 2007, pursuant to the Note Purchase Agreement, as amended earlier this year. If we are unable to complete the refinancing of our credit facilities by that date, we would be unable to satisfy our repayment obligations and thereby default under the Senior Notes. In addition we would be in default under our existing credit facility and the lending group would have certain rights including the termination of commitments and acceleration of principal and interest payments, which could have a material adverse effect on our results of operation and financial condition.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 3, 2007. The directors listed in the Notice of Annual Meeting of Stockholders dated March 27, 2007 were elected for terms of one year ending in 2008 with voting for each as follows:

Director	For	Withheld

K. B. Bell	23,586,902	21,022,053
J. T. Foy	44,041,083	567,872
W. G. Holliman	44,039,314	569,641
J. R. Jordan, Jr.	44,395,199	213,756
L. M. Liberman	43,944,920	664,035
R. B. Loynd	44,034,908	574,047
B. L. Martin	44,240,948	368,007
A. B. Patterson	40,728,761	3,880,194
M. E. Rubel	44,394,844	214,111
A. E. Suter	44,363,856	245,099

To vote to ratify the selection of independent auditors:

Affirmative votes	44,562,821
Negative votes	34,881
Abstentions	11,199
Broker non-votes	0

Item 6.          EXHIBITS

3.1

Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.2

By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.1

Waiver and Amendment dated June 29, 2007 to the Credit Agreement dated April 21, 2006, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc. and various lenders, The Bank of Tokyo-Mitsubishi UFJ, LTD., PNC Bank, National Association, Wachovia Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 29, 2007 and filed on July 3, 2007)

10.2

Second Amendment dated June 29, 2007 to Note Purchase Agreement dated May 17, 2006, by and among Furniture Brands International, Inc., Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., and various institutional investors. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated on June 29, 2007 and filed on July 3, 2007)

10.3

Employment Agreement dated June 14, 2007 between Ralph Scozzafava and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 14, 2007 and filed on June 18, 2007)

10.4

Change of Control Agreement between the Company and Nancy W. Webster and Lynn Chipperfield (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 19, 2007 and filed on June 26, 2007)

10.5	Executive Severance Plan of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 19, 2007 and filed on June 27, 2007)

31.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Richard R. Isaak, Controller and Chief Accounting Officer of the Company, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Richard R. Isaak, Controller and Chief Accounting Officer of the Company, as principal financial officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

By:	/s/ Richard R. Isaak
Richard R. Isaak
Controller and Chief Accounting Officer
(on behalf of registrant and as principal financial officer and as principal accounting officer)
Date: August 8, 2007

EXHIBIT INDEX

3.1

Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.2

By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.1

Waiver and Amendment dated June 29, 2007 to the Credit Agreement dated April 21, 2006, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc. and various lenders, The Bank of Tokyo-Mitsubishi UFJ, LTD., PNC Bank, National Association, Wachovia Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 29, 2007 and filed on July 3, 2007)

10.2

Second Amendment dated June 29, 2007 to Note Purchase Agreement dated May 17, 2006, by and among Furniture Brands International, Inc., Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., and various institutional investors. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated on June 29, 2007 and filed on July 3, 2007)

10.3

Employment Agreement dated June 14, 2007 between Ralph Scozzafava and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 14, 2007 and filed on June 18, 2007)

10.4

Change of Control Agreement between the Company and Nancy W. Webster and Lynn Chipperfield (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 19, 2007 and filed on June 26, 2007)

10.5	Executive Severance Plan of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on June 19, 2007 and filed on June 27, 2007)

31.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Richard R. Isaak, Controller and Chief Accounting Officer of the Company, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W. G. Holliman, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Richard R. Isaak, Controller and Chief Accounting Officer of the Company, as principal financial officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.