Form 10-Q
period 2007-11-08
FURNITURE BRANDS INTERNATIONAL INC
filed 2007-11-09
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

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

(314) 863-1100
(Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
48,500,252 shares as of October 31, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2007.

Consolidated Balance Sheets:

September 30, 2007
December 31, 2006

Consolidated Statements of Operations:

Three Months Ended September 30, 2007
Three Months Ended September 30, 2006
Nine Months Ended September 30, 2007
Nine Months Ended September 30, 2006

Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2007
Nine Months Ended September 30, 2006

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 6. Exhibits

Certification of Chief Executive Officer
Certification of Principal Financial Officer
906 Certification of CEO
906 Certification of PFO

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$92,190	$26,565
Receivables, less allowances of $28,638 ($29,025 at December 31, 2006)	329,517	362,557
Inventories	477,721	502,070
Deferred income taxes	29,350	31,600
Prepaid expenses and other current assets	16,044	18,382
Total current assets	944,822	941,174

Property, plant and equipment	558,661	609,991
Less accumulated depreciation	353,821	388,593
Net property, plant and equipment	204,840	221,398

Goodwill	182,652	182,652
Other intangible assets	162,571	169,671
Other assets	37,593	43,308
Total assets	$1,532,478	$1,558,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$800	$10,800
Accounts payable	114,861	94,515
Accrued employee compensation	28,532	27,462
Accrued expenses and other current liabilities	52,803	55,779
Total current liabilities	196,996	188,556

Long-term debt	300,000	300,800
Deferred income taxes	36,366	44,637
Other long-term liabilities	108,161	113,495

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares, no par value – issued, none	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value – 56,482,541 issued and 48,498,252 outstanding at September 30, 2007 and 56,482,541 issued and 48,336,252 outstanding at December 31, 2006	56,483	56,483
Paid-in capital	226,880	227,520
Retained earnings	817,166	843,811
Accumulated other comprehensive income (expense)	(29,320)	(33,188)
Treasury stock at cost (7,984,289 shares at September 30, 2007 and 8,146,289 shares at December 31, 2006)	(180,254)	(183,911)
Total shareholders’ equity	890,955	910,715
Total liabilities and shareholders’ equity	$1,532,478	$1,558,203

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Net sales	$516,337	$568,917

Cost of sales	407,264	446,150

Gross profit	109,073	122,767

Selling, general and administrative expenses	110,819	109,788

Earnings (loss) from operations	(1,746)	12,979

Interest expense	20,570	4,902

Other income, net	1,639	870

Earnings (loss) before income tax expense (benefit)	(20,677)	8,947

Income tax expense (benefit)	(7,021)	3,150

Net earnings (loss)	$(13,656)	$5,797

Net earnings (loss) per common share - Basic and Diluted	$(0.28)	$0.12

Weighted average common shares outstanding – Basic and Diluted	48,498	48,321

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net sales	$1,625,307	$1,831,637

Cost of sales	1,276,176	1,418,776

Gross profit	349,131	412,861

Selling, general and administrative expenses	331,519	332,372

Earnings from operations	17,612	80,489

Interest expense	31,862	12,590

Other income, net	8,043	13,448

Earnings (loss) before income tax expense (benefit)	(6,207)	81,347

Income tax expense (benefit)	(1,236)	28,350

Net earnings (loss)	$(4,971)	$52,997

Net earnings (loss) per common share – Basic and Diluted	$(0.10)	$1.08

Weighted average common shares outstanding – Basic and Diluted	48,427	48,894

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net earnings (loss)	$(4,971)	$52,997
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	23,071	28,272
Stock compensation expense	3,017	4,708
Tax benefit from the exercise of stock options	—	527
Provision (benefit) for deferred income taxes	(1,935)	(9,975)
Other, net	2,478	(5,851)
Changes in operating assets and liabilities:
Accounts receivable	31,628	(11,004)
Inventories	30,791	(84,023)
Prepaid expenses and other assets	5,154	(6,031)
Accounts payable and other accrued expenses	16,567	5,997
Other long-term liabilities	(2,438)	14,738
Net cash provided (used) by operating activities	103,362	(9,645)

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(4,241)	—
Proceeds from the disposal of assets	15,999	4,957
Additions to property, plant and equipment	(12,075)	(19,646)
Net cash used by investing activities	(317)	(14,689)

Cash flows from financing activities:
Proceeds from termination of cash flow hedges	—	8,623
Payment for debt issuance costs	(3,365)	(1,212)
Additions to debt	325,401	450,000
Payments of debt	(336,201)	(450,800)
Proceeds from the exercise of stock options	—	8,095
Tax benefit from the exercise of stock options	—	527
Payments of cash dividends	(23,255)	(23,536)
Payments for the purchase of treasury stock	—	(40,075)
Net cash used by financing activities	(37,420)	(48,378)

Net increase (decrease) in cash and cash equivalents	65,625	(72,712)
Cash and cash equivalents at beginning of period	26,565	114,322
Cash and cash equivalents at end of period	$92,190	$41,610

Supplemental disclosure:

Cash payments for income taxes, net	$4,154	$50,370

Cash payments for interest expense	$30,905	$7,879

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share information)
(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with instructions to Form 10-Q. In addition, the year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated financial statements consist of the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to conform previously reported data to the current presentation.

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reported period. Actual results could differ from those estimates.

(2)	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service commenced an examination of our United States income tax returns for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2008.

Effective January 1, 2007 we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, and related interpretations. As a result of the adoption of FIN 48, we recognized a decrease of $1,581 in the liability for unrecognized tax benefits which resulted in an increase to the January 1, 2007 retained earnings balance. As of the date of adoption and September 30, 2007, the total amount of unrecognized tax benefits was $12,697 and $13,050, respectively. The total amount of unrecognized tax benefits at September 30, 2007 that, if recognized, would affect the effective tax rate is $9,075. We believe it is reasonably possible we will recognize tax benefits of up to $1,597 within twelve months related to the anticipated expiration of statutes of limitations. The total amount of interest expense related to uncertain tax positions recognized in the statement of operations for the three and nine months ended September 30, 2007 was $221 and $768, respectively. Penalties recognized during the three and nine months ended September 30, 2007 were $242 and $321, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The statement of financial position as of September 30, 2007 includes accrued interest of $4,326 and accrued penalties of $572 related to uncertain tax positions.

(3)	ACQUISITIONS

During the three months ended March 31, 2007, we acquired 18 stores from three of our dealers for total consideration of $4,241.Prior to the acquisition we had either subleased the store to the dealer or guaranteed the lease to the landlord for 14 of these stores. The acquisitions were asset purchases consisting mainly of inventories and leasehold improvements and the assumption of certain liabilities primarily customer deposits, accounts payable, and accrued expenses. The Consolidated Statement of Operations includes the results of operations from the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

(4)	RESTRUCTURING CHARGES

In 2001, we began implementing a plan to reduce our domestic manufacturing capacity. As of September 30, 2007, this plan included the closing, consolidation, or reconfiguration of 35 manufacturing facilities. Qualifying assets related to this restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets. Total assets held for sale were $1,269 and $5,007 at September 30, 2007 and December 31, 2006, respectively. Restructuring charges included in the three and nine months ended September 30, 2007 and 2006 were as follows:
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Restructuring charges (benefits):
Costs to shutdown, cleanup,
and vacate facilities	$117	$1,002	$497	$1,453
One-time termination benefits	1,093	912	3,415	2,047
Asset sale gains, net of
impairment charges	(50)	2,761	(133)	2,733
Total restructuring charges	$1,160	$4,675	$3,779	$6,233

Statement of Operations classification:
Cost of sales	$1,081	$2,647	$2,661	$4,161
Selling, general and
administration expenses	79	2,028	1,118	2,072
Total restructuring charges	$1,160	$4,675	$3,779	$6,233

Accrued restructuring costs were $662 as of September 30, 2007 and $1,019 as of December 31, 2006.

(5)	EARNINGS PER SHARE

Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Stock options	3,529	3,922	3,529	3,922
Average exercise price	$23.33	$24.35	$23.33	$24.35

(6)	INVENTORIES

Inventories are summarized as follows:

	September 30, 2007	December 31, 2006
Raw materials	$101,736	$106,217
Work-in-process	31,345	35,411
Finished products	344,640	360,442
	$477,721	$502,070

(7)	INTANGIBLE ASSETS

Intangible assets consisting of goodwill and trade names are reviewed for impairment annually or whenever events or circumstances indicate the carrying value of the assets may not be recoverable. Due to impairment indicators present, we tested intangible assets for impairment in the third quarter of 2007.

Goodwill was tested by estimating the fair value of each reporting unit using a discounted cash flow model with an appropriate risk adjusted discount rate. The fair value of each reporting unit was then compared with its carrying value to determine if any impairment exists. As of September 30, 2007, the fair value of each reporting unit exceeded its carrying value.

The fair value of trade names was calculated using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each of the trade names and (ii) applying these royalty rates to a net sales stream for the applicable trade names and discounting the resulting cash flows to determine fair value of each trade name. This fair value was then compared with the carrying value of each trade name. As of September 30, 2007, the fair value of certain trade names were lower than their carrying value and a non-cash pretax charge of $7,100 was recorded to reduce the carrying value of those trade names to their estimated fair value. This charge is reflected in selling, general and administrative expenses in the statement of operations for the three months and nine months ended September 30, 2007.

(8)	DEBT

Debt consists of the following:
	September 30, 2007	December 31, 2006
Revolving credit facility – secured	$300,000	$-
Revolving credit facility – unsecured	-	160,000
6.83% Senior Notes	-	150,000
Other	800	1,600
Total debt	300,800	311,600
Less: current maturities	800	10,800
Long-term debt	$300,000	$300,800

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The new facility is a 5-year secured revolving credit facility with a commitment of $550,000 and is subject to a borrowing base of certain eligible accounts receivable and inventory. The new facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100,000, with cash borrowings limited by the facilities borrowing base amount less letters of credit outstanding. As of September 30, 2007, there were $300,000 of cash borrowings, $12,968 in letters of credit outstanding and approximately $51,000 of excess availability under the revolving credit facility. An additional $75,000 would have been available had we been able to met certain financial covenants including a fixed charge coverage ratio.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate and the Federal Funds Effective Rate plus ½%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan we select. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of September 30, 2007, loans outstanding under the secured revolving credit facility consisted of $300,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 7.0%.

The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds.

Funds borrowed under the secured revolving credit facility were used to repay in full the existing indebtedness in the amount of $150,000 owed pursuant to the terms of the unsecured revolving credit facility dated April 21, 2006, which terminated upon payment. We also repaid in full the $150,000 of senior notes issued under the Note Purchase Agreement dated May 17, 2006. In connection with the termination of the Note Purchase Agreement, we paid and charged to interest expense a make-whole premium of $16,985. In order to mitigate the risk associated with the make-whole premium we entered into a derivative to offset changes in the interest rate and recognized a gain of $2,798. This gain was recorded as a reduction of interest expense. In addition, due to the extinguishment of these two credit facilities, deferred financing fees of $1,003 were charged to interest expense. The impact of these items related to the refinancing of the prior debt facilities to interest expense was $14,595 and $15,190 for the three months and nine months ending September 30, 2007, respectively.

(9)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	September 30, 2007	December 31, 2006
Pension liability	$50,825	$61,935
Other	57,336	51,560
	$108,161	$113,495

We made a contribution of $12,000 to the pension plan in the third quarter of 2007 and expect to make future contributions as required by funding regulations.

Other long-term liabilities include the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, accrued environmental liabilities, accrued tax liabilities, accrued compensation and various other non-current liabilities.

(10)	CONTINGENT LIABILITIES

We are or may become a defendant in a number of pending or threatened legal proceedings and are or may become a potentially responsible party in certain environmental matters in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings is not reasonably likely to have a material adverse effect upon our consolidated financial position or results of operations other than potential environmental exposures with respect to which monitoring or cleanup requirements may change over time.

We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. The guarantees have remaining terms ranging from one to ten years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at September 30, 2007 were $74,688. We consider the estimated loss on these guarantees to be insignificant; therefore, as of September 30, 2007, we have not recorded any contingent liability for lease guarantees.

(11)	RETIREMENT PLANS

The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Service cost	$1,125	$1,191	$3,374	$4,091
Interest cost	6,337	6,175	19,011	18,425
Expected return on plan assets	(6,566)	(6,374)	(19,698)	(19,124)
Net amortization and deferral	1,292	1,995	3,804	5,504
Net periodic pension cost	$2,188	$2,987	$6,491	$8,896

As of December 31, 2005, we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits will be provided to participants who have attained age 50 and completed 10 years of service as of December 31, 2005. We made a contribution of $12,000 to the plan in the third quarter of 2007 and we expect to make future contributions as required by funding regulations.

Effective January 1, 2006, retirement benefits are provided to substantially all employees through increased matching contributions to our 401(k) plan. Total retirement costs for the three and nine months ended September 30, 2007 were $4,593 and $14,404, respectively, compared to $5,549 and $17,841 for the three and nine months ended September 30, 2006, respectively.

(12)	COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net earnings (loss)	$(13,656)	$5,797	$(4,971)	$52,997
Other comprehensive income (expense), net of tax:
Change in fair value of financial instruments accounted for as hedges	—	—	—	(5,663)
Pension liability	747	—	2,242	—
Foreign currency translation	510	758	1,626	870
Other comprehensive income
(expense)	1,257	758	3,868	(4,793)
Total comprehensive income (loss)	$(12,399)	$6,555	$(1,103)	$48,204

The components of accumulated other comprehensive income (expense), each presented net of tax benefits, are as follows:

	September 30, 2007	December 31, 2006
Pension liability	$(31,680)	$(33,922)
Foreign currency translation	2,360	734
Accumulated other comprehensive expense	$(29,320)	$(33,188)

(13)	SUBSEQUENT EVENTS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly owned subsidiary that designs and manufacturers business furniture. The decision to divest HBF allows us to focus on residential furniture. We believe this transaction will be completed within six to nine months. A condensed statement of financial position for HBF as of September 30, 2007 is as follows:

September 30, 2007 (in millions)
Cash	$0.3
Accounts receivable	6.5
Inventories	7.2
Property, plant and equipment, net	2.9
Goodwill	14.3
Other assets	1.1
Total assets	$32.3

Accounts payable and accrued expenses	$11.6
Equity	20.7
Total liabilities and equity	$32.3

On October 31, 2007, we announced the completion of a thorough analysis of all Company-owned stores. Those stores whose operations failed to meet certain financial benchmarks will be closed in the fourth quarter of 2007. These store closures will result in an estimated charge in the fourth quarter of 2007 related to contract termination costs, one-time termination benefits, fixed asset costs and other associated costs of between $0.18 and $0.22 per common share.

(14)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether fair value accounting is appropriate for any of our eligible items and have not yet determined the impact, if any, to our consolidated financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q, and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; failures in distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our Common Stock; loss of funding sources; our ability to open and operate new retail stores successfully; and our ability to comply with financial and other covenants in our debt agreements. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Furniture Brands International, Inc. is one of the largest furniture companies in the United States. We market our products through four operating subsidiaries: Broyhill Furniture Industries, Inc.; Lane Furniture Industries, Inc.; Thomasville Furniture Industries, Inc. and HDM Furniture Industries, Inc. (which includes the operations of Henredon, Drexel Heritage and Maitland-Smith). Through these four subsidiaries, we design, manufacture, source, market and distribute a full line of branded products consisting of both wood and upholstered furniture. Also, included in these four operating subsidiaries are 43 Company-owned retail locations

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly owned subsidiary that designs and manufacturers business furniture. The decision to divest HBF allows us to focus on residential furniture. We believe this transaction will be completed within six to nine months.

On October 31, 2007, we announced the completion of a thorough analysis of all Company-owned stores. Those stores whose operations failed to meet certain financial benchmarks will be closed in the fourth quarter of 2007. These store closures will result in an estimated charge in the fourth quarter of 2007 related to contract termination costs, one-time termination benefits, fixed asset costs and other associated costs of between $0.18 and $0.22 per common share.

Comparison of Three and Nine months Ended September 30, 2007 and 2006

(in millions except share and per share data)

Selected financial information for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended
	September 30, 2007		September 30, 2006
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$516.3	100.0%	$568.9	100.0%
Cost of sales	407.2	78.9	446.1	78.4
Gross profit	109.1	21.1	122.8	21.6
Selling, general and administrative expenses	110.8	21.4	109.8	19.3
Earnings (loss) from operations	(1.7)	(0.3)	13.0	2.3
Interest expense	20.6	4.0	4.9	0.9
Other income, net	1.6	0.3	0.8	0.2
Earnings (loss) before income tax expense	(20.7)	(4.0)	8.9	1.6
Income tax expense (benefit)	(7.0)	(1.4)	3.1	0.6
Net earnings (loss)	$(13.7)	(2.6)%	$5.8	1.0%

Net earnings (loss) per common share – basic and diluted	$(0.28)	—	$0.12	—

	Nine Months Ended
	September 30, 2007		September 30, 2006
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$1,625.3	100.0%	$1,831.6	100.0%
Cost of sales	1,276.2	78.5	1,418.7	77.5
Gross profit	349.1	21.5	412.9	22.5
Selling, general and administrative expenses	331.5	20.4	332.4	18.1
Earnings from operations	17.6	1.1	80.5	4.4
Interest expense	31.9	2.0	12.6	0.7
Other income, net	8.1	0.5	13.4	0.7
Earnings before income tax expense (benefit)	(6.2)	(0.4)	81.3	4.4
Income tax expense (benefit)	(1.2)	(0.1)	28.3	1.5
Net earnings (loss)	$(5.0)	(0.3)%	$53.0	2.9%

Net earnings (loss) per common share – basic and diluted	$(0.10)	—	$1.08	—

Net sales for the three months ended September 30, 2007 were $516.3 million, compared to $568.9 million in the three months ended September 30, 2006, a decrease of $52.6 million or 9.2%. For the nine months ended September 30, 2007, net sales decreased $206.3 million or 11.3%, to $1,625.3 million from $1,831.6 million for the nine months ended September 30, 2006. The decrease in net sales for both the three and nine month periods were driven by weak retail conditions for all brands resulting in higher price discounts and lower sales volume, partially offset by the impact of additional Company-owned stores, 43 at September 30, 2007 versus 21 at September 30, 2006.

Gross profit for the three months ended September 30, 2007 was $109.1 million compared to $122.8 million for the three months ended September 30, 2006. Gross margin decreased from 21.6% for the three months ended September 30, 2006 to 21.1% for the three months ended September 30, 2007. Gross profit for the nine months ended September 30, 2007 was $349.1 million compared to $412.9 million for the nine months ended September 30, 2006. Gross margin decreased from 22.5% for the nine months ended September 30, 2006 to 21.5% for the nine months ended September 30, 2007. The decline in gross profit is attributable to lower sales volume, increased price discounting, reduced capacity utilization and increased costs associated with the higher inventory levels, partially offset by higher gross profits at retail and cost savings within our supply chain. Restructuring, asset impairment and severance charges included in cost of sales were $1.1 million and $2.7 million for the three and nine months ended September 30, 2007 and $2.6 million and $4.2 million for the three and nine months ended September 30, 2006.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $110.8 million compared to $109.8 million in the three months ended September 30, 2006. Selling, general and administrative expenses were $331.5 million for the nine months ended September 30, 2007 and $332.4 million for the nine months ended September 30, 2006. Included in selling, general and administrative expenses for the three months and nine months ended September 30, 2007 is a $7.1 million impairment charge to adjust the book value of certain trade names to fair value. While selling, general and administrative expenses for the three months and nine months ending September 30, 2007 remained relatively flat with the comparable periods of 2006, the 2007 periods included lower variable costs such as reductions in sales commissions, compensation costs, stock option expense, royalty costs, and retirement plan costs, and the gain on the sale of an airplane.  These reductions were offset by the asset impairment charge previously disclosed, increased professional fees, and increased operating expenses from the additional company-owned retail stores. The decrease in our compensation cost resulted from our workforce reduction in the second quarter of 2007. On April 27, 2007 we announced the elimination of approximately 80 executive and administrative positions; the closure of three manufacturing facilities, resulting in the elimination of approximately 150 positions; and the elimination of approximately 100 positions related to ongoing manufacturing operations. The eliminated executive and administrative positions represented approximately five percent of our non-manufacturing workforce. Restructuring, asset impairment and severance charges were $0.1 million and $1.1 million for the three months and nine months ended September 30, 2007 and $2.0 million and $2.1 million for the three months and nine months ended September 30, 2006.

Interest expense totaled $20.6 million and $31.9 million for the three months and nine months ended September 30, 2007 compared to $4.9 and $12.6 million in the comparable prior periods. The increase in interest expense resulted from increased interest rates, amortization of waiver fees for amendments to our prior debt facilities and amortization of a make-whole payment related to our prior debt facility applicable to the three months and nine months ended September 30, 2007. (See “Financial Condition—Financing Arrangements” for further discussion of our debt refinancing.)

Other income, net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$1.2	$0.5	$2.4	$2.3
Gain on termination of hedge accounting	—	—	4.1	8.5
Other	0.4	0.3	1.6	2.6
	$1.6	$0.8	$8.1	$13.4

Interest income is received on short-term investments and notes receivable. In the second quarter of 2007, we discontinued hedge accounting treatment on a treasury lock agreement, in anticipation of refinancing our Note Purchase Agreement and recorded a gain of $4.1 million. In the second quarter of 2006, we discontinued hedge accounting treatment on an interest rate swap agreement, in anticipation of refinancing our revolving credit facility and recorded a gain of $8.5 million.

The effective income tax rate was 34.0% and 35.2% for the three months ended September 30, 2007 and 2006, respectively, and 19.9% and 34.9% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three months and nine months ended September 30, 2007 was primarily related to the benefit of pretax losses offset by the impact of permanent tax differences.

Net earnings (loss) per common share were $(0.28) and $(0.10) for the three months and nine months ended September 30, 2007 compared to $0.12 and $1.08 for the same periods last year. Weighted average common shares outstanding used in the calculation of net earnings (loss) per common share were 48,498 for the three months ended September 30, 2007 and 48,321 for the three months ended September 30, 2006 and 48,427 for the nine months ended September 30, 2007 and 48,894 for the nine months ended September 30, 2006. The reduction in weighted average shares for the nine month period in 2006 was due to the full year impact of stock repurchases during the first six months of 2006.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at September 30, 2007 were $92.2 million, compared to $26.6 million at December 31, 2006. For the nine months ended September 30, 2007 net cash provided by operating activities totaled $103.4 million compared to net cash used by operating activities of $9.6 million in the nine months ended September 30, 2006. Cash flow from operations increased due to reductions in working capital versus the working capital increases in the prior year partially offset by a net loss in the nine months ended September 30, 2007. Net cash used by investing activities totaled $0.3 million for the nine months ended September 30, 2007 compared to $14.7 million for the nine months ended September 30, 2006. This decrease is attributed to lower property, plant, and equipment additions and increased proceeds from the disposal of assets, primarily related to the sale of an aircraft. Net cash used by financing activities totaled $37.4 million for the nine months ended September 30, 2007 compared to $48.4 million in the prior year period. Financing activities in the current year included debt payments, net of borrowings, of $10.8 million and dividend payments of $23.3 million. Financing activities in the same period of the prior year included stock repurchases of $40.1 million, dividend payments of $23.5 million partially offset by proceeds from the exercise of stock options (including income tax benefits) of $8.6 million and proceeds from the termination of cash flow hedges of $8.6 million.

Working capital was $747.8 million at September 30, 2007, compared to $752.6 million at December 31, 2006. The current ratio was 4.8-to-1 at September 30, 2007, compared to 5.0-to-1 at December 31, 2006. The decrease in working capital was due to decreases in accounts receivable and inventories, and an increase in accounts payable, partially offset by the payment of current maturities of long-term debt and an increase in cash and cash equivalents.

Financing Arrangements

Debt consists of the following:
	September 30, 2007	December 31, 2006
Revolving credit facility – secured	$300.0	$-
Revolving credit facility – unsecured	-	160.0
6.83% Senior Notes	-	150.0
Other	0.8	1.6
Total debt	300.8	311.6
Less: current maturities	0.8	10.8
Long-term debt	$300.0	$300.8

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The new facility is a 5-year secured revolving credit facility with a commitment of $550.0 million and is subject to a borrowing base of certain eligible accounts receivable and inventory. The new facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100.0 million, with cash borrowings limited by the facilities borrowing base amount less letters of credit outstanding. As of September 30, 2007, there were $300.0 million of cash borrowings, $13.0 million in letters of credit outstanding and approximately $51.0 million of excess availability under the revolving credit facility. An additional $75.0 million would have been available had we been able to met certain financial covenants including a fixed charge coverage ratio.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate and the Federal Funds Effective Rate plus ½%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan we select. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of September 30, 2007, loans outstanding under the secured revolving credit facility consisted of $300,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 7.0%.

The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds.

Funds borrowed under the secured revolving credit facility were used to repay in full the existing indebtedness in the amount of $150.0 million owed pursuant to the terms of the unsecured revolving credit facility dated April 21, 2006, which terminated upon payment. We also repaid in full the $150.0 million of senior notes issued under the Note Purchase Agreement dated May 17, 2006. In connection with the termination of the Note Purchase Agreement, we paid and charged to interest expense a make-whole premium of $17.0 million. In order to mitigate the risk associated with the make-whole premium we entered into a derivative to offset changes in the interest rate and recognized a gain of $2.8 million. This gain was recorded as a reduction of interest expense. In addition, due to the extinguishment of these two credit facilities, deferred financing fees of $1.0 million were charged to interest expense. The impact of these items related to the refinancing of the prior debt facilities to interest expense was $14.6 million and $15.2 million for the three months and nine months ending September 30, 2007, respectively.

Contractual Obligations and Other Commitments

Off-Balance Sheet Arrangement - We have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. The guarantees have remaining terms ranging from one to ten years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at September 30, 2007 were $74.7 million. We consider the estimated loss on these guarantees to be insignificant; therefore, as of September 30, 2007 we have not recorded any contingent liability for lease guarantees.

The following table summarizes the payments related to our long-term debt obligations:

	Less than 1 year	1 – 3 Years	4 – 5 Years	More Than 5 Years	Total
Revolving credit facility - secured	$—	$—	$300.0	$—	$300.0

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate secured revolving credit facility and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $1.3 million.

Item 4.    CONTROLS AND PROCEDURES

(a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Controller and Chief Accounting Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, the Company’s Chief Executive Officer and its Controller and Chief Accounting Officer, in his capacity as principal financial officer, concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended March 31, 2007, we acquired 18 retail stores from three of our dealers for $4.2 million. We will exclude these businesses from management’s report on internal controls over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 31, 2007.

(b)
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed description of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

In our quarterly report on Form 10-Q for the period ended June 30, 2007 we disclosed a risk factor related to refinancing our debt obligations. As disclosed in the footnotes to our financial statements in this quarterly report on Form 10-Q for the period ended September 30, 2007, we refinanced our debt obligations during the quarter. Accordingly, this risk factor is no longer relevant to our business or to an investor in our securities.

Other than as stated above, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 6.         EXHIBITS

3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.1
Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lenders Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on August 9, 2007 and filed on August 10, 2007)

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
Richard R. Isaak
Controller and Chief Accounting Officer
(on behalf of registrant and as principal financial officer and as principal accounting officer)

Date: November 9, 2007

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.1
Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lenders Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on August 9, 2007 and filed on August 10, 2007)

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