Form 10-K
period 2007-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2008-02-29
CIK 50957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-00091

Furniture Brands International, Inc.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0337683 (I.R.S. Employer Identification No.)
101 South Hanley Road, St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)

Registrant's telephone number, including area code (314) 863-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock—$1.00 Stated Value with Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐    Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). ☐ Yes    ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $682,535,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

48,498,171 shares as of January 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on May 1, 2008	Part III

PART I

Item 1.    Business

BRANDS AND PRODUCTS

        Furniture Brands is a vertically integrated operating company that is one of the nation's leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Pearson, Hickory Chair, Laneventure, and Maitland-Smith (the "Brands").

        Through these Brands, we design, manufacture, source, market and distribute (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and (v) decorative accessories and accent pieces. Our Brands are featured in nearly every price and product category in the residential furniture industry.

        Each Brand designs, manufactures, sources and markets home furnishings, targeting a specific segment of the market in terms of style and price point.

  •
  Broyhill has collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles.

  •
  Lane focuses primarily on mid-priced upholstered furniture, reclining chairs, motion furniture, and stationary upholstered furniture and mid-priced wood furniture.

  •
  Laneventure markets a premium-priced indoor/outdoor line of wicker, rattan, bamboo, exposed aluminum and teak furniture.

  •
  Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges. Thomasville's Virginia Operations division manufactures and markets promotional-priced case goods and RTA (ready-to-assemble) furniture.

  •
  Henredon specializes in both wood furniture and upholstered products in the premium-price category.

  •
  Drexel Heritage has a "tri-branding" strategy, marketing both case goods and upholstered furniture under the three distinct brands of Heritage, Drexel and dh, in categories ranging from mid- to premium-priced.

  •
  Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names.

  •
  Hickory Chair manufactures a premium-priced brand of wood and upholstered furniture, offering traditional and modern styles.

  •
  Pearson offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.

        On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly-owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. We believe this transaction will be completed by the end of the first quarter of 2008; therefore, this business unit is reflected as a discontinued operation.

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

        At the same time, as the second element of our distribution strategy, we have developed dedicated distribution channels by expanding our gallery programs. In this approach, retailers employ a consistent concept where products are displayed in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Each of our Brands offer services to retailers to support their marketing efforts, including coordinated national advertising, merchandising and display programs and dealer training.

        Lastly, we have further developed our dedicated distribution channel of single-brand retail stores, such as Thomasville Home Furnishings Stores and Drexel Heritage Home Inspiration Stores, and, to a lesser extent, Henredon Stores. These stores are primarily dealer-owned retail locations that exclusively feature a single brand. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit. While most of these stores are independently-owned, as of the end of 2007 we owned and operated 28 of these single-brand stores and 6 designer showrooms. We believe this ownership brings us closer to the consumer, gives us greater line of sight into developing tastes and trends in the marketplace, and helps us better understand the challenges facing the independent retailers with whom we do the majority of our business.

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

        We operate 21 case goods, upholstery and component manufacturing facilities, located in North Carolina, Mississippi, Virginia, the Philippines and Indonesia totaling approximately 8.0 million square feet. (See Item 2—Properties for a listing of our principal facilities.)

        An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We have informal strategic relationships with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers' capacity, subject to quality control and delivery standards. Two of these manufacturers represented 20% and 17% of imported product during 2007 and four other manufacturers represented in excess of 5% each.

        We have an agreement with an independently-owned company that provides sourcing assistance, product quality control and other import-related services for us in Asia. This agreement has been terminated, effective June 30, 2008, at which time these functions will be assumed internally.

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

        We purchase the majority of raw materials for promotional and RTA products domestically, although we purchase paper and certain hardware abroad. We believe our proximity to and relationship with suppliers is advantageous for the sourcing of such materials. In addition, by consolidating our purchasing of various raw materials (such as foam, cartons, springs and fabric) and services, we have been able to realize cost savings.

MARKETING AND ADVERTISING

        We use advertising to increase consumer awareness of our brand names and motivate purchases of our products. Our advertising is targeted to specific consumer segments through national and regional television as well as leading shelter and other popular magazines such as Better Homes and Gardens, House Beautiful and Architectural Digest. Each of our Brands uses focused advertising in major markets to create buying urgency around specific sale events and to provide dealer location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency and shared costs. Each of our Brands seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focuses its marketing efforts on prime potential customers utilizing information from databases and from callers to each Brand's toll-free telephone number. Each of our Brands maintains consumer websites to promote their products and drive consumers to retail stores.

USES OF CASH

        Our preferred use of free cash is reinvestment in the business. In recent years, as free cash has exceeded the needs of funding the business, we have made dividend payments, repaid debt and repurchased our Common Stock. Going forward we expect to continue to pay dividends and will consider debt repayments and the repurchase of our Common Stock as authorized and as free cash is available. Our revolving credit facility contains restrictions on dividend payments and common stock repurchases if the excess availability falls below certain thresholds.

MANAGEMENT AND EMPLOYEES

        As of December 31, 2007, we employed approximately 11,900 full-time employees. None of our employees is represented by a union.

        During the past three years, we made a number of changes to our senior management team, attracting talent from outside the furniture industry to further strengthen our organization, to introduce new ideas, new cultures and new attitudes, and to help us both reflect and understand our consumer base. We are also establishing a more comprehensive management development program within the Company to help develop our future leaders.

        Through regular interaction, sharing of best practices, and cooperative efforts to reduce costs and drive value, our senior leadership team across all of our Brands operates as a single unit. Our goal is to gain the full leverage of our size, while at the same time retaining the entrepreneurial spirit vital to the success of our Brands.

ENVIRONMENTAL MATTERS

        We are subject to a wide range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act ("Superfund"). Certain of our operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, we closely monitor environmental performance at all of our facilities. We believe we are in substantial compliance with all environmental laws. In our opinion, our ultimate liability, if any, under all such laws is not reasonably likely to have a material adverse effect upon our consolidated financial position or results of operations other than potential exposures with respect to which monitoring or cleanup requirements may change over time.

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

BACKLOG

        The combined backlog of our operating companies as of December 31, 2007 was approximately $236 million compared to approximately $248 million as of December 31, 2006. Backlog consists of orders believed to be firm for which a customer purchase order has been received. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

TRADEMARKS AND TRADE NAMES

        We utilize trademarks and trade names extensively to promote brand loyalty among consumers. We view such trademarks and trade names as valuable assets and we aggressively protect our trademarks and trade names by taking appropriate legal action against anyone who infringes upon or misuses them.

        Our principle trademarks and trade names are: Broyhill, Lane, Laneventure, Thomasville, Henredon, Drexel Heritage, Maitland-Smith, Hickory Chair, Pearson, HBF, Vignettes, and Creative Interiors.

WORKING CAPITAL

        For information regarding working capital items, see the description of "Financial Condition and Liquidity—Liquidity" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on Page 14.

INTERNET ACCESS

        Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through our website as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission. Our website can be accessed at www.furniturebrands.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.    Risk Factors

        Our operating results are subject to quarterly and annual fluctuations as a result of a number of factors. Such factors are set forth below. We may amend or supplement these risk factors from time to time in other reports we file with the Securities and Exchange Commission in the future.

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

        Although we have no customers who individually represent 10% or more of our total annual sales, the possibility of business failures of large customers could result in a decrease in our future sales and earnings. Also, we are either lessee on or guarantor of many leases of Company-brand stores operated by independent furniture dealers. Defaults by any of these dealers would result in our becoming responsible for payments under these leases and could reduce our future earnings.

Distribution realignments and cost savings programs can result in a decrease in our near-term sales and earnings.

        At times it is necessary that we discontinue certain relationships with customers (retailers) who do not meet our growth and profitability standards. Until realignment is established, there can be a decrease in near-term sales and earnings. We continually review relationships with our customers (retailers) and future realignments are possible based upon such ongoing reviews.

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

Impairment of long-lived assets, goodwill and intangibles would result in a decrease in our earnings.

        Accounting rules require that long-lived assets, goodwill and intangible assets be evaluated for impairment at least annually. We have substantial long-lived assets, goodwill and trademarks, which based upon the outcome of such evaluations has resulted and could in the future result in the write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth.

Certain anti-takeover provisions and preferred stock issuances could result in a decrease in a potential acquirer's valuation of our Common Stock.

        Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders. Also, our Certificate of Incorporation allows us to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire us. In addition, we have a shareholders' rights plan which could make it more difficult for a third party to acquire us.

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

        Access to funding through the financial markets is important to our business operations and if we are unable to maintain such access we could experience an adverse effect on our business and financial results. Failure to maintain satisfactory financial performance could adversely affect our access to the financial markets or increase our financing costs. See discussion of financial covenants included in Financing Arrangements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

Reduced trade credit terms could impact our cash flow.

        Part of our short term funding is from vendors who extend us payment terms. If industry fundamentals or practices cause a shortening or elimination of these terms the upfront need for cash would reduce our cash position.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own or lease the following principal plants, offices and distribution centers:

Location	Type of Facility	Floor Space (Sq. ft.)	Owned or Leased
St. Louis, MO	Headquarters	32,978	Leased
Lenoir, NC	Offices	136,000	Owned
Lenoir, NC	Upholstery plant/distribution center	262,878	Owned
Taylorsville, NC	Upholstery plant/distribution center	212,754	Owned
Rutherfordton, NC	Distribution center	1,009,253	Owned
Lenoir, NC	Distribution center	502,420	Leased
Lenoir, NC	Distribution center	205,964	Leased
Rialto, CA	Distribution center	703,176	Leased
Tupelo, MS	Offices/upholstery plant/distribution center	715,951	Owned
Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Verona, MS	Upholstery plant/distribution center	423,392	Owned
Pontotoc, MS	Upholstery plant/distribution center	358,652	Owned
Wren, MS	Distribution center	494,813	Leased
High Point, NC	Component plant	187,162	Owned
Conover, NC	Upholstery plant	351,015	Owned
Conover, NC	Upholstery plant/distribution center	347,500	Owned
Thomasville, NC	Offices/showroom	256,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Conover, NC	Upholstery plant	123,200	Owned
Hickory, NC	Upholstery plant/distribution center	209,800	Leased
Thomasville, NC	Distribution center	731,000	Owned
Appomattox, VA	Case goods plant/distribution center	829,800	Owned
High Point, NC	Offices/showroom	100,000	Owned
High Point, NC	Upholstery plant	280,650	Owned
Morganton, NC	Distribution center	513,800	Owned
Longview, NC	Upholstery plant	260,060	Leased
Mt. Airy, NC	Upholstery plant	102,500	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Marion, NC	Distribution center	400,000	Leased
High Point, NC	Offices/distribution center	220,000	Leased
Cebu, Philippines	Case goods plant	480,338	Owned
Semarang, Indonesia	Plant/distribution center	176,413	Leased

        The Tupelo, Mississippi facility is encumbered by a mortgage and first lien securing revenue bonds.

        We believe our properties are generally well-maintained, suitable for our present operations and adequate for current production requirements. Productive capacity and extent of utilization of our facilities are difficult to quantify with certainty because in any one facility maximum capacity and utilization varies periodically depending upon the product being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, we estimate the overall production capacity, in conjunction with our import capabilities, is sufficient to meet anticipated demand.

        In 2001 we began implementing a plan to reduce our domestic manufacturing capacity. As of December 31, 2007, this plan included the closing, consolidation or reconfiguration of 38 domestic manufacturing facilities. Restructuring activity included the closing of five domestic manufacturing facilities in 2007, the closing or the realignment of three domestic manufacturing facilities in 2006, the closing of eight manufacturing facilities in 2005.

Item 3.    Legal Proceedings

        We are or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings is not reasonably likely to have a material adverse effect upon our consolidated financial position or results of operations or those of our subsidiaries.

        We are also subject to regulation regarding environmental matters, and are a party to certain actions related thereto. For information regarding environmental matters, see "Item 1. Business—Environmental Matters."

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information

        Shares of our Common Stock are traded on the New York Stock Exchange. The reported high and low sale prices for our Common Stock on the New York Stock Exchange are included in Note 18 to the consolidated financial statements of the Company.

Holders

        As of January 31, 2008, there were approximately 1,400 holders of record of Common Stock.

Dividends

        We paid dividends at the rate of $0.16 per share per quarter during 2006 and 2007. On January 30, 2008 we declared a quarterly dividend of $0.04 per share to be paid on February 29, 2008.

        Our revolving credit facility contains restrictions on dividend payments if the excess availability falls below certain thresholds. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated into this Item 5. by reference: "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity and Comprehensive Income," and Note 19, "Quarterly Financial Information (Unaudited)" in Item 8. Financial Statements and Supplementary Data.

Equity Compensation Plan Information

        The following table sets forth aggregate information regarding the Company's equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,460,484	$23.25	985,391
Equity compensation plans not approved by security holders	—	—	—

Total	3,460,484	$23.25	985,391

(1)
Includes the Company's 1992 Stock Option Plan and 1999 Long-Term Incentive Plan. Included in column (a) are 197,867 shares of restricted Common Stock that have been awarded and that vest over a period from 1 to 16 years. These shares of restricted Common Stock were disregarded for purposes of computing the weighted-average exercise price in column (b).

        Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted shares of Company Common Stock, as described under "Compensation of Board of Directors" in the 2008 Proxy Statement, hereby incorporated by reference. These shares are purchased in open-market transactions.

        Annually, Lane Furniture Industries, Inc., a subsidiary of the Company, awards a limited number of shares of Company Common Stock to a few of its truck drivers as safety awards. 1,222 shares of the Company's Common Stock were issued as safety awards in 2007. These shares are purchased in open-market transactions.

        Information regarding the 1992 Stock Option Plan and 1999 Long-Term Incentive Plan set forth in Note 8 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

(c)
Repurchase of Equity Securities

        On January 26, 2006 the Board of Directors authorized the repurchase of $50 million of Common Stock over the next 12 month period. On January 26, 2007 this authorization expired with no shares having been purchased.

Item 6.    Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

	Year Ended December 31,
(Dollars in thousands except per share data)
	2007	2006	2005	2004	2003
Summary of operations(1):
Net sales	$2,082,056	$2,361,680	$2,342,526	$2,412,341	$2,403,240
Gross profit	416,095	507,875	523,088	566,707	554,222
Interest expense	37,388	17,665	11,877	15,314	19,384
Earnings (loss) from continuing operations before income tax expense	(80,478)	72,699	86,804	139,708	147,370
Income tax expense (benefit)	(29,261)	22,784	28,781	49,983	53,935
Net earnings (loss) from continuing operations	(51,217)	49,915	58,023	89,725	93,435
Net earnings from discontinued operations	5,568	5,140	3,413	1,841	1,138
Net earnings (loss)	$(45,649)	$55,055	$61,436	$91,567	$94,573
Per share of common stock:
Net earning (loss)—diluted:
Continuing operations	$(1.06)	$1.02	$1.11	$1.62	$1.66
Discontinued operations	0.12	$0.11	$0.07	0.03	0.02
Total	$(0.94)	$1.13	$1.18	$1.66	$1.68
Dividends	$0.64	$0.64	$0.60	$0.525	$0.125
Weighted average common shares—diluted (in thousands)	48,446	48,753	52,104	55,220	56,256
Other information(1):
Working capital	$712,455	$752,618	$718,183	$711,115	$703,233
Property, plant and equipment, net	178,564	221,398	250,817	284,973	310,563
Capital expenditures	14,374	24,713	28,541	30,593	41,451
Total assets	1,463,078	1,558,203	1,582,224	1,587,759	1,578,259
Long-term debt	280,000	300,800	301,600	302,400	303,200
Shareholders' equity	$844,766	$910,715	$903,952	$957,483	$966,902

(1)
Results of operations for all periods presented have been restated to reflect the classification of HBF as a discontinued operation. Other information data reflects HBF classified as a discontinued operation in the current year only.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

        Furniture Brands is a vertically integrated operating company that is one of the nation's leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Pearson, Hickory Chair, Laneventure, and Maitland-Smith (the "Brands").

        Through these Brands, we design, manufacture, source, market and distribute (i) case goods, consisting of bedroom, dining room and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals and chairs, (iii) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers and home office furniture, (iv) recliners, motion furniture and sleep sofas, and (v) decorative accessories and accent pieces. These Brand names cover nearly every price and product category in the residential furniture industry.

        Our breadth of product and national scope of distribution enable us to service retailers ranging in size from small, independently-owned furniture stores to national and regional department stores and chains. The residential furniture retail industry has consolidated in recent years, displacing many small local and regional furniture retailers with larger chains and specialty stores. This consolidation has made access to distribution channels more difficult, and we believe our relative size and the strength of our Brand names offer us an important competitive advantage.

        We have a three-tiered approach to our distribution efforts. Our primary avenue of distribution continues to be through a diverse network of independently owned, full-line furniture retailers. The second element of our retail approach is dedicated distribution channels in the form of gallery programs. In this approach retailers employ a concept where products are displayed in complete and fully accessorized room settings. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Lastly, we have further developed our dedicated distribution channels with an expanding network of single-brand retail stores. These stores are primarily dealer-owned retail locations that exclusively feature a single brand, such as Thomasville, Drexel Heritage or Henredon. We believe distributing our products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel and encourages the purchase of multiple items per visit.

        There has been a significant change in recent years in the manner by which we bring products to market. Where we have traditionally been a domestic furniture manufacturer, we have shifted to a blended strategy, mixing domestic production with products sourced from offshore.

        We have closed or announced the closing of 38 domestic case goods and upholstery manufacturing facilities since the start of 2001, though we still own and operate 21 such facilities, located in North Carolina, Mississippi, and Virginia.

        An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We also own and operate 2 offshore manufacturing facilities located in the Philippines and Indonesia.

        On October 16, 2007 we announced our intent to divest Hickory Business Furniture (HBF) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. We believe this transaction will be completed by the end of the first quarter of 2008; therefore this business unit is reflected as a discontinued operation.

Results of Operations

        As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for continuing operations for 2007, 2006, and 2005:

	Year Ended December 31,
	2007		2006		2005
(Dollars in millions)	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$2,082.1	100.0%	$2,361.7	100.0%	$2,342.5	100.0%
Cost of sales	1,666.0	80.0	1,853.8	78.5	1,819.4	77.7

Gross Profit	416.1	20.0	507.9	21.5	523.1	22.3
Selling, general and administrative expenses	469.4	22.6	432.3	18.3	428.9	18.3

Earnings (loss) from operations	(53.3)	(2.6)	75.5	3.2	94.2	4.0
Interest expense	37.4	1.8	17.7	0.7	11.9	0.5
Other income, net	10.2	0.5	14.9	0.6	4.5	0.2

Earnings (loss) from continuing operations before income tax expense	(80.5)	(3.9)	72.7	3.1	86.8	3.7
Income tax expense (benefit)	(29.3)	(1.4)	22.8	1.0	28.8	1.2

Net earnings (loss) from continuing operations	$(51.2)	(2.5)%	$49.9	2.1%	$58.0	2.5%

Earnings per common share—diluted:
Earning (loss) from continuing operations	$(1.06)		$1.02		$1.11

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net sales for 2007 were $2,082.1 million compared to $2,361.7 million in 2006, a decrease of $279.6 million or 11.8%. The decrease in net sales was driven by weak retail conditions for all brands resulting in higher price discounts and lower sales volume, partially offset by the sales impact of additional Company-owned stores in 2007. The number of Company-owned stores reached 46 in 2007 prior to the closure of 18 stores in December 2007. Company-owned stores totaled 28 at December 31, 2007 versus 21 stores at December 31, 2006.

        Gross profit for 2007 was $416.1 million compared to $507.9 million in 2006. Gross margin decreased from 21.5% in 2006 to 20.0% in 2007. The decline in gross profit is attributable to the lower sales volume, increased price discounting, reduced capacity utilization and increased costs associated with the higher inventory levels, partially offset by higher gross profits at retail and cost savings within our supply chain. Restructuring, asset impairment and severance charges included in cost of sales were $5.8 million in 2007 and $5.3 million in 2006.

        Selling, general and administrative expenses increased to $469.4 million in 2007 from $432.3 million in 2006. As a percentage of net sales selling, general and administrative expenses increased from 18.3% in 2006 to 22.6% in 2007. Included in selling, general and administrative expenses were restructuring, asset impairment and severance charges of $29.2 million in 2007 and $2.1 million in 2006. Also contributing to the increase in selling, general and administrative expenses were costs associated with the operations of the additional Company-owned retail stores ($17.4 million) and an increase in bad debt expense ($13.6 million) partially offset by decreases in stock option expense ($2.8 million), retirement costs ($2.6 million) and advertising costs ($1.7 million).

        Interest expense for 2007 totaled $37.4 million compared to $17.7 million in 2006. The increase in interest expense resulted from increased interest rates, amortization of waiver fees for amendments to our prior debt facilities, the payment of a make-whole premium related to the refinancing of the prior debt facilities and the write off of deferred financing fees associated with the prior debt facilities. (See "Financial Condition—Financing Arrangements" for further discussion of our debt refinancing).

	Year Ended December 31,
	2007	2006
Interest expense	$21.1	$17.7
Waiver fees and write off of deferred financing fees	2.1	—
Make whole premium, net of swap gain	14.2	—

	$37.4	$17.7

        Other income, net consists of the following (in millions):

	Year Ended December 31,
	2007	2006
Interest income	$3.7	$2.6
Gain on termination of hedge accounting	4.1	8.9
Other	2.4	3.4

	$10.2	$14.9

        The increase in interest income is due to the increase in short-term investments and notes receivable in 2007. In the second quarter of 2007, in anticipation of refinancing the Note Purchase Agreement, we discontinued hedge accounting treatment on a treasury lock agreement and recorded a gain of $4.1 million. In the second quarter of 2006, in anticipation of refinancing our revolving credit facility, we discontinued hedge accounting treatment on an interest rate swap agreement and recorded a gain of $8.9 million.

        Income tax benefit for 2007 totaled $29.3 million, producing an effective tax rate of 36.4%. Income tax expense for 2006 totaled $22.8 million, producing an effective tax rate of 31.3%. The increase in the effective tax rate for 2007 resulted from a lower proportion of income subject to tax in lower marginal rate foreign tax jurisdictions in 2007, a higher proportion of domestic income (loss) in states with higher marginal rates, reduced federal benefits due to the expiration of extra-territorial income exclusion and the non-availability of the domestic manufacturing deduction due to domestic losses.

        Earnings (loss) from continuing operations per common share on a diluted basis were ($1.06) in 2007 and $1.02 in 2006. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 48.4 million in 2007 and 48.8 million in 2006. The reduction in weighted average shares was due to the full year impact of stock repurchases during the first six months of 2006.

        Net sales from discontinued operations were $63.6 million in 2007 compared with $56.5 million in 2006. Net earnings were $5.6 million in 2007 compared with $5.1 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Net sales for 2006 were $2,361.7 million compared to $2,342.5 million in 2005, an increase of $19.2 million or 0.8%. Thomasville and Lane experienced strong sales growth early in the year; however, slower traffic at retail and competitive pressures resulted in a weak second half of the year for all Brands. Broyhill case goods were negatively impacted in each quarter due to the transition from domestic production to an imported product. The increase in Company-owned stores from 14 to 21 provided a modest addition to net sales.

        Gross profit for 2006 was $507.9 million compared to $523.1 million in 2005. Gross margin decreased from 22.3% in 2005 to 21.5% in 2006. The majority of the decline in gross margin is attributable to increased discounting in an attempt to stimulate sales in the second half of the year. Increases in gross margin attributable to the additional retail stores (which operate at significantly higher gross margins) and reduced restructuring charges were offset by increases in raw material prices.

        Selling, general and administrative expenses increased to $432.3 million in 2006 from $428.9 million in 2005; however, as a percentage of net sales remained flat at 18.3%. The increase in selling, general and administrative expenses was due to the expensing of stock options ($5.7 million), increased expenses for Company-owned stores ($8.0 million), additional bad debt expenses ($4.4 million) and additional retirement costs ($3.0 million), partially offset by a decline in restructuring charges ($11.9 million) and reduced advertising expenses ($3.4 million).

        Interest expense for 2006 totaled $17.7 million compared to $11.9 million in 2005. The increase in interest expense resulted from the refinancing of the credit facility, issuance of term notes with higher interest rates and the termination of hedge accounting on the interest rate swaps.

        Other income, net for 2006 totaled $14.9 million compared to $4.5 million for 2005. For 2006, other income consisted of interest on short-term investments and notes receivable of $2.6 million, a gain realized from the termination of hedge accounting on interest rate swaps of $8.9 million and other miscellaneous income and expenses of $3.4 million. This compares with interest income of $2.6 million and other miscellaneous income and expense items totaling $1.9 million in 2005.

        Income tax expense for 2006 totaled $22.8 million, producing an effective tax rate of 31.3% compared with an effective tax rate of 33.2% for 2005. The decrease in the effective tax rate for 2006 was primarily the result of a higher proportion of income subject to tax in lower rate foreign tax jurisdictions. As in the past, the rate has been reduced by the Federal Domestic Manufacturing deductions enacted under the American Job Creations Act and federal and state income tax credits.

        Earnings from continuing operations per common share on a diluted basis were $1.02 in 2006 and $1.11 in 2005. Weighted average shares outstanding used in the calculation of earnings per common share on a diluted basis were 48.8 million in 2006 and 52.1 million in 2005. The reduction in average shares outstanding was due to the repurchase of 1.7 million shares in 2006 and the full year impact of the repurchase of 4.1 million shares in 2005.

Financial Condition and Liquidity

Liquidity

        Cash and cash equivalents at December 31, 2007 totaled $118.8 million compared to $26.6 million at December 31, 2006. Net cash provided by operating activities totaled $152.9 million in 2007 compared with net cash used by operating activities of $26.9 million in 2006. This increase in cash flow from operations in 2007 is attributable to the reduction in working capital particularly the reduction in inventory resulting from management's targeted efforts to reduce inventory to more normal levels following the substantial increase in inventory levels in 2006 and reduction in accounts receivable resulting from reduced sales partially offset by the impact of the decline in net earnings. Net cash provided by operating activities in 2006 decreased to a net use of cash of $26.9 million from net cash provided of $189.0 million in 2005. The decrease was principally the result of substantially higher levels of working capital investment, particularly higher levels of inventory and accounts receivable and lower levels of accounts payable. Net cash provided by investing activities totaled $4.5 million in 2007 compared with net cash used of $14.8 million in 2006 and $18.7 million in 2005. The decrease in cash used in investing activities is the result of asset sales proceeds of $23.2 million in 2007 compared with $9.9 million in 2006 and 9.8 million in 2005 and from reduced purchases of property, plant and equipment totaling $14.4 million in 2007, $24.7 million in 2006 and $28.5 million in 2005. Net cash used in financing activities totaled $65.2 million in 2007 compared with $46.1 in 2006 and $107.2 million in 2005. Net cash used by financing activities in 2007 consisted primarily of payment of long-term debt ($10.8 million), cash deposited in a restricted account for the payment of long-term debt ($20.0 million) and cash dividends ($31.0 million). Net cash used by financing activities in 2006 consisted primarily of payment of cash dividends ($31.3 million) and the purchase of treasury stock ($40.1 million) partially offset by additions to long-term debt ($9.2 million). The decrease in cash used by financing activities in 2006 compared with 2005 was principally due to a reduction in purchases of treasury stock of $42.6 million.

        Working capital was $712.5 million at December 31, 2007 compared to $752.6 million at December 31, 2006. The current ratio was 4.8-to-1 at December 31, 2007 compared to 5.0-to-1 at December 31, 2006. The decrease in working capital primarily resulted from reductions in accounts receivable and inventory, and an increase in current maturities of long-term debt partially offset by a decrease in accrued expenses and an increase in cash and cash equivalents and restricted cash. We expect to continue reducing working capital; however, the December 31, 2007 balance is comparable with historical balances (see Five-Year Consolidated Financial Review) and future reductions are expected to be modest.

Financing Arrangements

        As of December 31, 2007, long-term debt consisted of the following (in millions):

Revolving credit facility—secured	$300.0
Other	0.8

300.8
Less: current maturities	20.8

Long-term debt	$280.0

        On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The new facility is a 5-year secured revolving credit facility with a commitment of $550.0 million subject to a borrowing base of certain eligible accounts receivable and inventory. The new facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100.0 million, with cash borrowings limited by the facilities borrowing base amount less letters of credit outstanding. As of December 31, 2007, there were $300.0 million of cash borrowings and $28.9 million in letters of credit outstanding. In December 2007, we deposited $20.0 million in a cash collateral account at the lead bank of our revolving credit facility. This $20.0 million, which was classified as restricted cash as of December 31, 2007 was used to repay a portion of our long-term debt on January 14, 2008. The portion of the long-term debt related to this payment was reclassified to current maturities as of December 31, 2007. Based upon our borrrowing base as of December 31, 2007 we could have borrowed an additional $4.5 million. An additional $75.0 million would have been available had we been able to meet certain financial covenants including a fixed charge coverage ratio. On February 15, 2008, we repaid an additional $30.0 million of our long-term debt.

        Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate and the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of December 31, 2007, loans outstanding under the secured revolving credit facility consisted of $300.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 6.3%.

        The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability threshold in 2008. We believe that the revolving credit facility along with our current cash position will be adequate to meet our liquidity requirements for the foreseeable future.

        Funds borrowed under the secured revolving credit facility were used to repay in full the existing indebtedness in the amount of $150.0 million owed pursuant to the terms of the unsecured revolving credit facility dated April 21, 2006, which terminated upon payment. We also repaid in full the $150.0 million of senior notes issued under the Note Purchase Agreement dated May 17, 2006. In connection with the termination of the Note Purchase Agreement, we paid and charged to interest expense a make-whole premium of $17.0 million. In order to mitigate the risk associated with the make-whole premium we entered into a financial hedging agreement to offset changes in the interest rate and recognized a gain of $2.8 million. This gain was recorded as a reduction of interest expense. In addition, due to the extinguishment of these two credit facilities, deferred financing fees of $1.0 million were charged to interest expense. The impact of these items related to the refinancing of the prior debt facilities was to increase interest expense by $15.2 million for the twelve months December 31, 2007.

        The following table summarizes the payments related to our outstanding contractual obligations as of December 31, 2007:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Long-term debt obligations:
Revolving Credit Facility	$20.0	$—	$280.0	$—	$300.0
Other	0.8	—	—	—	0.8
Interest expense(1)	17.7	35.3	28.4	—	81.4
Operating lease obligations (net of subleases)	41.2	70.6	52.1	52.9	216.8
Purchase obligations(2)	—	—	—	—	—

	$79.7	$105.9	$360.5	$52.9	$599.0

(1)
Interest payments calculated at rates in effect at December 31, 2007.

(2)
We are not a party to any long-term supply contracts. We do, in the normal course of business, initiate purchase orders for the procurement of finished goods, raw materials and other services. All purchase orders are based upon current requirements and are fulfilled within a short period of time.

Other

Market Risk

        We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate revolving credit facility and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $1.9 million annually.

Funded Status of the Defined Benefit Pension Plan

        As of December 31, 2007, the projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan's assets. As a result, a pension liability of $50.1 million was recorded at December 31, 2007, a decrease from the $61.4 million liability at December 31, 2006. This decrease resulted from a $12.0 million contribution in 2007.

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

        We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position and we apply these policies in a consistent manner. We consider the following policies to be critical in the preparation of our consolidated financial statements.

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

Long-lived Assets

        Long-lived assets, which consist primarily of goodwill, trademarks and property, plant and equipment, are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. If we determine the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge would be recorded in the amount by which the long-lived asset exceeds fair value.

Retirement Plans

        Defined benefit plan expense and obligation calculations are dependent on various assumptions. These assumptions include discount rate, expected return on plan assets and rate of compensation increase. The discount rate used to calculate the retirement obligations at December 31, 2007 was 6.25% and was determined using Moody's Aa bond index customized to the plan's projected benefit cash flow. In 2007, retirement plan expense was calculated using an expected return on plan assets of 7.5% and the rate of compensation increases of 3.5%. The expected return on plan assets was developed through analysis of historical market returns by asset class, current market conditions and the trust funds past experience. The rate of compensation increases was based upon historical experience. We believe these assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and future expense. For example, a 0.25% change in the discount rate would result in a $14 million change in the pension obligation and a 0.25% change in the expected return on plan assets would result in a $0.9 million change in pension expense.

        On December 31, 2005, the defined benefit plans were amended, freezing and ceasing future benefit accruals as of that date. Certain transition benefits will be provided to participants who had attained age 50 and had completed 10 years of services as of December 31, 2005. We currently provide benefits to our employees through an increased match in the defined contribution plan.

Recently Issued Statements of Financial Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for SFAS 157 has been delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) ("SFAS 141R"), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact of SFAS 141R on our consolidated financial statements; however, the impact will be limited to business combinations occurring on or after January 1, 2009.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year that begins after November 15, 2007. We are currently assessing the impact, if any, of SFAS 159 on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB

No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact, if any, of SFAS 160 on our consolidated financial statements.

        In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB 12 (if, the arrangement is, in substance an individual deferred compensation contract) based upon the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The effects of applying this consensus should be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We anticipate the adoption of this consensus in 2008 will result in a cumulative-effect adjustment of $0.8 million before income tax.

Forward-Looking Statements

        Matters discussed in this filing and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934." These statements are often identified by the words "will", "believe", "positioned", "estimate", "project", "target", "continue", "intend", "expect", "future", "anticipates", and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2007, our quarterly reports on Form 10-Q, and in our other public filings with the Securities and Exchange Commission. Such factors include, but are not limited to: risks associated with the execution of our strategic plan; changes in economic conditions; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our common stock; loss of funding sources; and our ability to open and operate new retail stores successfully. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate revolving credit facility and interest income on our cash equivalents. We periodically enter into swap agreements to manage our fluctuating interest rates. However, we did not have any interest rate swap agreements at December 31, 2007. A 10% interest rate increase would result in additional interest expense of $1.9 million annually. All derivative instruments at December 31, 2007, which are primarily currency hedges, are entered into for other than trading purposes and are not material to our financial position and results of operations.

Item 8.    Financial Statements and Supplementary Data

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedules

Page No.
Report of Independent Registered Public Accounting Firm	26
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and 2006	27
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2007	28
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	29
Consolidated Statements of Shareholders' Equity and Comprehensive Income (loss) for each of the years in the three-year period ended December 31, 2007	30
Notes to Consolidated Financial Statements	31
Consolidated Financial Statement Schedules:
Schedule II
Valuation and qualifying accounts	62

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

        We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", effective January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), "Share Based Payments", effective January 1, 2006. As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", effective December 31, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furniture Brands International, Inc.'s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

February 29, 2008

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$118,764	$26,565
Cash—restricted	20,000	—
Receivables, less allowances of $45,467 ($29,025 at December 31, 2006)	292,694	362,557
Inventories (Note 4)	401,302	502,070
Deferred income taxes	36,978	31,600
Prepaid expenses and other current assets	17,880	18,382
Current assets of discontinued operations	12,236	—

Total current assets	899,854	941,174

Property, plant and equipment, net (Note 5)	178,564	221,398
Goodwill (Note 6)	167,356	182,652
Other intangible assets (Note 6)	162,571	169,671
Other assets	36,770	43,308
Noncurrent assets of discontinued operations	17,963	—

Total assets	$1,463,078	$1,558,203

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$20,800	$10,800
Accounts payable	93,557	94,515
Accrued employee compensation	21,633	27,462
Other accrued expenses	46,102	55,779
Current liabilities of discontinued operations	5,307	—

Total current liabilities	187,399	188,556
Long-term debt (Note 7)	280,000	300,800
Deferred income taxes	28,859	44,637
Other long-term liabilities	121,913	113,495
Noncurrent liabilities of discontinued operations	141	—
Shareholders' equity:
Preferred stock, 10,000,000 shares authorized, no par value—none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value—56,482,541 shares issued at December 31, 2007 and December 31, 2006 (Note 9)	56,483	56,483
Paid-in capital	226,773	227,520
Retained earnings	768,731	843,811
Accumulated other comprehensive expense (Note 13)	(26,965)	(33,188)
Treasury stock at cost (7,984,370 shares at December 31, 2007 and 8,146,289 shares at December 31, 2006)	(180,256)	(183,911)

Total shareholders' equity	844,766	910,715

Total liabilities and shareholders' equity	$1,463,078	$1,558,203

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands except per share data)	2007	2006	2005
Net sales	$2,082,056	$2,361,680	$2,342,526
Cost of sales	1,665,961	1,853,805	1,819,438

Gross profit	416,095	507,875	523,088
Selling, general and administrative expenses	469,434	432,336	428,930

Operating earnings (loss)	(53,339)	75,539	94,158
Interest expense	37,388	17,665	11,877
Other income, net (Note 16)	10,249	14,825	4,523

Earnings (loss) from continuing operations before income tax expense	(80,478)	72,699	86,804
Income tax expense (benefit) (Note 10)	(29,261)	22,784	28,781

Net earnings (loss) from continuing operations	(51,217)	$49,915	$58,023
Net earnings from discontinued operations	5,568	5,140	3,413

Net earnings (loss)	$(45,649)	$55,055	$61,436

Earnings per common share—basic and diluted:
Earnings (loss) from continuing operations	$(1.06)	$1.02	$1.11
Earnings from discontinued operations	0.12	0.11	0.07

Net earnings (loss)	$(0.94)	$1.13	$1.18

Weighted average shares of common stock outstanding:
Basic	48,446	48,753	51,976
Diluted	48,446	48,753	52,104

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(45,649)	$55,055	$61,436
Adjustments to reconcile net earnings (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	29,982	36,670	45,240
Compensation expense related to stock option grants and restricted stock awards	3,251	6,142	253
Tax benefit from the exercise of stock options	—	411	—
Provision (benefit) for deferred income taxes	(20,080)	(15,384)	(11,989)
Other, net	15,304	(5,915)	10,084
Changes in operating assets and liabilities:
Accounts receivable	63,627	(13,355)	25,531
Inventories	100,019	(69,256)	12,014
Prepaid expenses and other assets	2,659	(2,795)	(6,903)
Accounts payable and other accrued expenses	(12,482)	(31,971)	28,872
Other long-term liabilities	16,258	13,525	24,445

Net cash provided by (used in) operating activities	152,889	(26,873)	188,983

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(4,241)	—	—
Proceeds from the disposal of assets	23,161	9,941	9,829
Additions to property, plant and equipment	(14,374)	(24,713)	(28,541)

Net cash provided by (used in) investing activities	4,546	(14,772)	(18,712)

Cash flows from financing activities:
Proceeds from termination of cash flow hedges	—	8,623	—
Payments for debt issuance costs	(3,424)	(1,307)	—
Additions to long-term debt	325,401	470,000	—
Payments of long-term debt	(336,201)	(460,800)	(800)
Funding of restricted cash account for payment of current maturities of long-term debt	(20,000)	—	—
Proceeds from exercise of stock options	—	8,305	7,552
Tax benefit from the exercise of stock options	—	411	—
Payments of cash dividends	(31,012)	(31,269)	(31,267)
Payments for the purchase of treasury stock	—	(40,075)	(82,682)

Net cash used in financing activities	(65,236)	(46,112)	(107,197)

Net increase (decrease) in cash and cash equivalents	92,199	(87,757)	63,074
Cash and cash equivalents at beginning of period	26,565	114,322	51,248

Cash and cash equivalents at end of period	$118,764	$26,565	$114,322

Supplemental Disclosure:
Cash payments for income taxes, net	$1,776	$59,447	$40,570

Cash payments for interest expense	$34,689	$15,581	$11,954

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Common Stock:
Beginning balance	$56,483	$56,483	$56,483
Stock plans activity (Note 8)	—	—	—

Ending balance	$56,483	$56,483	$56,483

Paid-In Capital:
Beginning balance	$227,520	$221,754	$226,602
Stock plans activity (Note8)	(747)	5,766	(4,848)

Ending balance	$226,773	$227,520	$221,754

Retained Earnings:
Beginning balance	$843,811	$820,025	$789,856
Net earnings (loss)	(45,649)	55,055	61,436
Adjustment to adopt FIN 48	1,581	—	—
Cash dividends (per share 2007-$0.64, 2006-$0.64, 2005-$0.60)	(31,012)	(31,269)	(31,267)

Ending balance	$768,731	$843,811	$820,025

Accumulated Other Comprehensive Income (Expense): (Note 13)
Beginning balance	$(33,188)	$(41,382)	$(31,076)
Other comprehensive income (expense)	6,223	13,244	(10,306)
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $3,031	—	(5,050)	—

Ending balance	$(26,965)	$(33,188)	$(41,382)

Treasury Stock:
Beginning balance	$(183,911)	$(152,928)	$(84,382)
Stock plans activity (Note 8)	3,655	9,092	14,136
Purchase of treasury stock (1,734,951 shares in 2006 and 4,125,588 shares in 2005)	—	(40,075)	(82,682)

Ending balance	$(180,256)	$(183,911)	$(152,928)

Total Shareholders' Equity	$844,766	$910,715	$903,952

Comprehensive income (loss):
Net earnings	$(45,649)	$55,055	$61,436
Other comprehensive income, net of tax:
Pension liability	2,784	17,736	(12,516)
Foreign currency translation	3,439	1,171	555
Financial instruments accounted for as hedges	—	(5,663)	1,655

Other comprehensive income (expense)	6,223	13,244	(10,306)

	$(39,426)	$68,299	$51,130

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1. THE COMPANY

        Furniture Brands is a vertically integrated operating company that is one of the nation's leading designers, manufacturers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Pearson, Hickory Chair, Laneventure, and Maitland-Smith. Through these brands, we design, manufacture, source, market and distribute a full-line of branded products consisting of both wood and upholstered furniture.

        Substantially all of our sales are made to unaffiliated furniture retailers. We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and other than the retail furniture industry no particular concentration of credit risk in one economic sector. Foreign operations and foreign net sales are not material.

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

Principles of Consolidation

        The consolidated financial statements include the Furniture Brands accounts and those of our subsidiaries. All material intercompany transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations will periodically include a 53-week fiscal year. Fiscal years 2007, 2006 and 2005 were all 52-week years. Fiscal year 2008 will be a 53-week year.

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost when acquired. Depreciation is calculated using the straight-line method based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying value.

Intangible Assets

        Intangible assets consist of goodwill and trademarks. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

        Goodwill is tested by estimating the fair value of each reporting unit using a discounted cash flow model with an appropriate risk adjusted discount rate. The fair value of each reporting unit is then compared with the carrying value to determine if any impairment exists.

        The fair value of trademarks is calculated using a "relief from royalty payments" methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark.

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

        We periodically use interest rate swap agreements (derivative financial instruments) to hedge risk associated with our floating rate long-term debt. Each derivative instrument designated as a hedge is recorded on the balance sheet at fair value as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income (expense) until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense. As of December 31, 2007 we had no interest rate swap agreements.

Revenue Recognition

        Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) delivery has occurred; and

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(4) collectibility is reasonably assured. These criteria are satisfied and revenue recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical experience.

Advertising Costs

        Advertising production costs are expensed when advertisements are first aired or distributed. Total advertising costs were $70,308 for 2007, $71,958 for 2006, and $75,309 for 2005.

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

        Prior to the adoption of SFAS No. 123R, we accounted for stock based compensation plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees". The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied.

Year Ended December 31, 2005
Net earnings	$61,436
Deduct: Stock-based employee compensation expense determined under fair value based method, net of income tax benefits	4,212

Net earnings—pro forma	$57,224

Earnings per share—basic:
As reported	$1.18
Pro forma	$1.10
Earnings per share—diluted:
As reported	$1.18
Pro forma	$1.10

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain amounts in the consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported. On October 16, 2007 we announced our intent to divest Hickory Business Furniture (HBF) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. We believe it is likely this transaction will be completed by the end of the first quarter of 2008. This business unit is reflected as a discontinued operation, pursuant to the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

3. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

        In 2001 we began implementing a plan to reduce our domestic manufacturing capacity. As of December 31, 2007, this plan included the closing, consolidation or reconfiguration of 38 domestic manufacturing facilities. Restructuring activity included the closing of five manufacturing facilities and 18 retail stores in 2007, the closing or the realignment of three manufacturing facilities in 2006, and the closing of eight manufacturing facilities in 2005.

        Asset impairment charges were recorded to reduce the carrying value of all idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities and (iii) the market prices being obtained for similar long-lived assets.

        Restructuring and asset impairment charges were as follows:

	Year Ended December 31,
	2007	2006	2005
Restructuring charges:
Costs to shutdown, cleanup and vacate facilities	$681	$1,675	$3,793
One-time termination benefits	8,475	2,873	7,628
Lease termination costs	7,217	—	—
Inventory write-downs	—	713	—

	16,373	5,261	11,421
Impairment charges	11,502	2,142	9,988

	27,875	$7,403	$21,409

Statement of Operations classification:
Cost of sales	$5,784	$5,280	$7,427
Selling, general and administrative expenses	22,091	2,123	13,982

	$27,875	$7,403	$21,409

        Real estate held for sale with a carrying value of $1,054 and $5,007 was included in other assets as of December 31, 2007 and 2006, respectively. The accrual for lease termination costs of $7,217 is included in other long-term liabilities at December 31, 2007.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

4. INVENTORIES

        Inventories are summarized as follows:

	December 31, 2007	December 31, 2006
Finished products	$283,236	$360,442
Work-in-process	24,005	35,411
Raw materials	94,061	106,217

	$401,302	$502,070

5. PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment consist of the following:

	December 31, 2007	December 31, 2006
Land	$16,964	$17,701
Buildings and improvements	225,352	244,629
Machinery and equipment	268,862	347,661

	511,178	609,991
Less accumulated depreciation	332,614	388,593

	$178,564	$221,398

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets include the following:

	December 31, 2007	December 31, 2006
Goodwill
Beginning balance	$182,652	$182,507
Income tax benefit of deductible goodwill	(676)	(716)
Goodwill associated with discontinued operation	(14,276)	—
Other	(344)	861

Ending balance	$167,356	$182,652

Trademarks and trade names
Beginning balance	$169,671	$169,671
Trade name impairment	(7,100)	—

Ending balance	$162,571	$169,671

        Our other intangible assets consist of trademarks and trade names all having indefinite lives. Goodwill and other intangible assets with indefinite lives are tested annually for impairment or whenever events or changes in business circumstances indicate the carrying value of the assets may not

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

be recoverable. During 2007, we tested for impairment and the fair value of certain trade names were lower than their carrying value. Therefore, a non-cash pretax charge of $7,100 was recorded to reduce the carrying value of those trade names to their estimated fair value. This charge is reflected in selling, general and administrative expenses in the statement of operations.No impairment was recorded in 2006 and 2005.

7. LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31, 2007	December 31, 2006
Revolving credit facility—secured	$300,000	$—
Revolving credit facility—unsecured	—	160,000
6.83% Senior Notes	—	150,000
Other	800	1,600

	300,800	311,600
Less: current maturities	20,800	10,800

Long-term debt	$280,000	$300,800

        On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The new facility is a 5-year secured revolving credit facility with a commitment of $550,000 subject to a borrowing base of certain eligible accounts receivable and inventory. The new facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100,000, with cash borrowings limited by the facilities borrowing base amount less letters of credit outstanding. As of December 31, 2007, there were $300,000 of cash borrowings and $28,873 million in letters of credit outstanding. In December 2007, we deposited $20,000 in a cash collateral account at the lead bank of our revolving credit facility. This $20,000, which was classified as restricted cash as of December 31, 2007 was used to repay a portion of our long-term debt on January 14, 2008. The portion of the long-term debt related to this payment was reclassified to current maturities as of December 31, 2007. Based upon our borrrowing base as of December 31, 2007 we could have borrowed an additional $4,500. On February 15, 2008, we repaid an additional $30,000 of our long-term debt.

        Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate and the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of December 31, 2007, loans outstanding under the secured revolving credit facility consisted of $300,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 6.3%.

        The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

7. LONG-TERM DEBT (Continued)

effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability thresholds in 2008.

        Funds borrowed under the secured revolving credit facility were used to repay in full the existing indebtedness in the amount of $150,000 owed pursuant to the terms of the unsecured revolving credit facility dated April 21, 2006, which terminated upon payment. We also repaid in full the $150,000 of senior notes issued under the Note Purchase Agreement dated May 17, 2006. In connection with the termination of the Note Purchase Agreement, we paid and charged to interest expense a make-whole premium of $16,985. In order to mitigate the risk associated with the make-whole premium we entered into a financial hedging agreement to offset changes in the interest rate and recognized a gain of $2,798. This gain was recorded as a reduction of interest expense. In addition, due to the extinguishment of these two credit facilities, deferred financing fees of $1.0 million were charged to interest expense. The impact of these items related to the refinancing of the prior debt facilities was to increase interest expense by $15,190 for the twelve months December 31, 2007.

8. STOCK OPTIONS AND RESTRICTED STOCK AWARDS

        We have outstanding option grants pursuant to the 1992 Stock Option Plan and the 1999 Long-Term Incentive Plan. These plans are administered by the Human Resources Committee of the Board of Directors and permit certain key employees to be granted nonqualified options, performance-based options, restricted stock, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. As of December 31, 2007 there were 985,391 shares available for grant. Shares issued upon exercise of stock options or issuance of restricted shares may be from new shares or from treasury stock. The compensation cost that has been charged against income for stock incentive plans were $2,866 ($1,824 net of income tax benefit) and $5,734 ($3,647 net of income tax benefit) for the twelve months ended December 31, 2007 and 2006, respectively.

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

	2007	2006	2005
Risk-free interest rate	4.9%	4.4%	3.8%
Expected dividend yield	4.2%	2.5%	2.6%
Expected life (in years)	6.0	5.6	6.0
Expected volatility	36.5%	39.8%	42.6%

        The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to the expected life of the option grant. The dividend yield is calculated based upon the dividend rate on the date of the grant. The expected term of the option grant is based upon historical exercise results.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

8. STOCK OPTIONS AND RESTRICTED STOCK AWARDS (Continued)

Expected volatility is calculated based upon the historical volatility over a period equal to the expected term of the option grant.

        Other information pertaining to option activity during the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Weighted average fair value per share of options granted	$4.25	$8.37	$8.19
Total intrinsic value of stock options exercised	$—	$1,481	$4,361

        A summary of option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,861,300	$24.28
Granted	324,192	15.21
Exercised	—	—
Forfeited or expired	(922,875)	24.72

Outstanding at December 31, 2007	3,262,617	$23.25	4.0	$—

Exercisable at December 31, 2007	2,423,825	$24.10	3.8	$—

        The aggregate intrinsic value was calculated using the difference between the market price at year end and the exercise price for only those options that have an exercise price that is less than the market price.

        Non-vested restricted stock and restricted stock unit activity is presented below.

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	84,081	$25.24
Granted	205,419	14.88
Vested	(14,332)	31.27
Forfeited	(77,301)	18.65

Outstanding at December 31, 2007	197,867	$16.63

        As of December 31, 2007 there was $6,581 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

9. COMMON STOCK

        The Company's restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2007, 56,482,541 shares of Common Stock had been issued.

        The Company has periodically been authorized by its Board of Directors to repurchase our Common Stock in open market or privately negotiated transactions. Common Stock repurchases are recorded as treasury stock and may be used for general corporate purposes. On January 26, 2006 an authorization of $50,000 was approved. This authorization expired on January 26, 2007 with no shares having been purchased.

        Weighted average shares used in the computation of basic and diluted earnings per common share for 2007, 2006, and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted average shares used for basic earnings per common share	48,445,948	48,753,006	51,976,417
Effect of dilutive securities:
Stock options	—	—	127,558

Weighted average shares used for diluted earnings per common share	48,445,948	48,753,006	52,103,975

        Excluded from the computation of diluted earnings per common share for 2007, 2006 and 2005 were options to purchase 3,262,617, 3,309,850 and 3,008,825 shares, respectively, at an average price of $23.25, $25.47 and $25.30 per share, respectively. These options have been excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.

        Approximately 2 million preferred shares are reserved for issuance under a Preferred Stock Purchase Rights Plan. Under certain conditions involving the acquisition of or an offer for 15 percent or more of the Company's common stock, all holders of Rights except an acquiring entity, would be entitled (i) to purchase, at an exercise price of $135, common stock of the Company, or an acquiring entity with a value twice the exercise price, or (ii) at the option of the Board, to exchange each Right for one share of common stock. The Rights remain in existence until July 30, 2008, unless earlier redeemed (at one cent per Right exercised, or exchanged under the terms of the Plan.

10. INCOME TAXES

	Year Ended December 31,
	2007	2006	2005
Income (loss) from continuing operations before income tax expense:
United States operations	$(80,074)	$67,185	$72,897
Foreign operations	(404)	5,514	13,907

	$(80,478)	$72,699	$86,804

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

10. INCOME TAXES (Continued)

        Income tax expense (benefit) from continuing operations is comprised of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$(11,742)	$34,242	$37,859
State and local	1,487	2,170	2,252
Foreign	1,074	1,345	659

	(9,181)	37,757	40,770
Deferred	(20,080)	(14,973)	(11,989)

Income tax expense (benefit):	$(29,261)	$22,784	$28,781

        The following table reconciles the differences between the federal corporate statutory rate and our effective income tax rate for continuing operations.

	Year Ended December 31,
	2007	2006	2005
Federal corporate statutory rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(3.7)	1.6	1.2
Foreign rate differential	0.8	(1.9)	—
Non-taxable income	0.1	(1.2)	(1.5)
Other	1.4	(2.2)	(1.5)

Effective income tax rate	(36.4)%	31.3%	33.2%

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

10. INCOME TAXES (Continued)

        The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets attributable to:
Expense accruals	$63,667	$46,799
Employee pension and other benefit plans	19,976	22,728
Asset impairment charges	1,879	2,569
Net operating loss carryforward	9,313	5,638
Depreciation	680	—
Other	2,678	909

Total deferred tax assets	98,193	78,643

Deferred tax liabilities attributable to:
Fair value adjustments	(45,555)	(45,764)
Other intangible assets	(34,972)	(34,534)
Depreciation	—	(3,584)
Inventory costs capitalized	(2,888)	(2,393)
Qualifying prepaid expenses	(1,805)	(1,322)

Total deferred tax liabilities	(85,220)	(87,597)

Valuation allowance—NOL carryforward	(4,854)	(4,083)

Net deferred tax assets (liabilities)	$8,119	$(13,037)

        The undistributed cumulative earnings of foreign subsidiaries of $22.5 million are considered permanently reinvested outside the United States. It is impractible to determine the amount of federal income taxes payable if these earnings were repatriated.

        We have incurred certain state net operating losses which we are carrying forward. The value of theses losses is $9,313 before any valuation allowance. We have placed a valuation allowance of $4,854 on some of these losses based on an assessment of anticipated taxable income. Generally these losses will start to expire in the year 2021. Based upon this analysis, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

        The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service commenced an examination of our United States income tax return for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2008.

        Effective January 1, 2007 we adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" resulting in a decrease of $1,581 in the liability for unrecognized tax benefits and an increase to the January 1, 2007 retained earnings balance.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

10. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Beginning balance—January 1, 2007	$12,697
Tax positions related to prior years
Additions	964
Reductions	—
Tax positions related to current year
Additions	396
Reductions	—
Settlements	(2,761)
Lapses in statute of limitations	(1,737)

Ending balance—December 31, 2007	$9,559

        We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007 and December 31, 2007 the liability for unrecognized tax benefits included accrued interest of $3,491 and $2,670, respectively and accrued penalties of $251 and $619, respectively. We recognized interest benefits of $311 and penalty expense of $369 related to unrecognized tax benefits in the statement of operations for the year ended December 31, 2007. The total amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate is $9,210 ($7,000 net of income tax expense), with the balance reducing goodwill.

11. EMPLOYEE BENEFITS

        We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Year Ended December 31,
	2007	2006	2005
Defined benefit plan	$8,065	$11,409	$19,867
Defined contribution plan (401k plan)	10,348	11,662	793
Other	1,019	453	898

	$19,432	$23,524	$21,558

Company-Sponsored Defined Benefit Plans

        Through 2005, employees were covered primarily by noncontributory plans, funded by Company contributions to trust funds, which are held for the sole benefit of employees. In 2007 we made a cash contribution of $12,000 to the trust fund. No contributions were made to the trust fund in 2005 or

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

11. EMPLOYEE BENEFITS (Continued)

2006. Future contributions will be made in accordance with ERISA requirements. At December 31, 2007 expected benefit payments to retirees and/or beneficiaries are as follows.

Year	Amount
2007	$23,878
2008	24,701
2009	25,546
2010	26,512
2011	27,784
2001-2016	$154,414

        As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefit accruals as of that date. Certain transition benefits are being provided to participants who had attained age 50 and had completed 10 years of service as of December 31, 2005. We currently provide retirement benefits to our employees through a defined contribution plan.

        The investment objective of the trust funds is to ensure, over the long-term life of the trusts, an adequate asset balance to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, we seek to achieve investment returns at or above selected benchmarks consistent with a prudent level of diversification. We retain registered investment advisors to manage specific asset classes. Investment advisors are selected from established and financially sound organizations with proven records in managing funds in the appropriate asset class. Investment advisors are given strict investment guidelines and performance benchmarks. The assets of the various plans include corporate equities, government securities, corporate debt securities and investment grade mortgage contracts.

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

11. EMPLOYEE BENEFITS (Continued)

securities, corporate debt securities and insurance contracts. The table below summarizes the funded status of our sponsored defined benefit plans.

	December 31, 2007		December 31, 2006
	Qualified Plan	Non-Qualified Plan	Qualified Plan	Non-Qualified Plan
Change in projected benefit obligation:
Beginning of year	$402,202	$27,782	$403,780	$26,695
Service cost	4,158	340	4,893	388
Interest cost	23,721	1,506	23,051	1,548
Actuarial (gain) loss	(5,379)	(1,415)	(9,171)	523
Benefits paid	(20,708)	(1,403)	(20,351)	(1,372)

End of year	$403,994	$26,810	$402,202	$27,782

Change in fair value of plan assets:
Beginning of year	$368,629	$—	$348,480	$—
Actual return on plan assets	20,822	—	40,500	—
Employer contributions	12,000	1,403	—	1,372
Benefits paid	(20,708)	(1,403)	(20,351)	(1,372)

End of year	$380,743	$—	$368,629	$—

				—
Accrued pension cost	$(23,251)	$(26,810)	$(33,573)	$(27,782)

Accumulated benefit obligation	$398,895	$26,249	$395,361	$27,035

        The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
	Target	December 31, 2007	December 31, 2006
Equity securities	55%	55%	56%
Debt securities	45%	45%	44%

	100%	100%	100%

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

11. EMPLOYEE BENEFITS (Continued)

        Net periodic pension expense for 2007, 2006, and 2005 included the following components:

	Year Ended December 31,
	2007	2006	2005
Service cost-benefits earned during the period	$4,498	$5,281	$12,969
Interest cost on the projected benefit obligation	25,228	24,600	25,057
Expected return on plan assets	(26,265)	(25,499)	(26,007)
Net amortization and deferral	4,604	7,027	6,503
Curtailment charge	—	—	1,345

Net periodic pension expense	$8,065	$11,409	$19,867

        The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefits cost in 2008 is $3,687.

        Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2007	2006	2005
Assumptions used to determine net pension expense:
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Average discount rate	6.00%	5.75%	6.00%
Long-term rate of compensation increase	3.50%	3.50%	3.50%
Assumptions used to determine benefit obligation as of December 31:
Average discount rates	6.25%	6.00%	5.75%
Long-term rate of compensation increase	3.50%	3.50%	3.50%

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

Defined Contribution Plan

        We sponsor a defined contribution plan which covers all domestic employees. Participating employees may contribute a percentage of their compensation to the plan, subject to limitations imposed by the Internal Revenue Service. We match a portion of the employee's contribution and

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

11. EMPLOYEE BENEFITS (Continued)

employees vest immediately in the company match. Effectively January 1, 2006 the company matching formula was increased when the defined benefit plan was frozen as previously discussed.

12. OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consist of the following:

	December 31, 2007	December 31, 2006
Pension liability	$50,899	$61,935
Other	71,014	51,560

	$121,913	$113,495

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

13. OTHER COMPREHENSIVE INCOME (EXPENSE)

        Other comprehensive income (expense) consists of the following:

	Year Ended December 31,
	2007	2006	2005
Pension liability	$4,456	$27,787	$(19,348)
Foreign currency translation	3,439	1,171	555
Change in fair value of financial instruments accounted for as hedges	—	(8,714)	2,547

	7,895	20,244	(16,246)
Income tax expense (benefit)	1,672	7,000	(5,940)

	$6,223	$13,244	$(10,306)

        The components of accumulated other comprehensive income (expense), each presented net of tax, are as follows:

	December 31, 2007	December 31, 2006
Pension liability	$(31,138)	(33,922)
Foreign currency translation	4,173	734

	$(26,965)	$(33,188)

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

14. LEASES

        Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Year Ended December 31,
	2007	2006	2005
Rent expense	$71,046	$57,396	$51,660
Sublease income	(13,707)	(16,912)	(11,882)

Net rent expense	$57,339	$40,484	$39,778

        Included in rent expense for 2007 was the lease termination charge of $7,217 associated with the closing of 18 company-owned retail stores.

        Annual minimum payments under operating leases are as follows:

Year	Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
2008	$54,696	$13,491	$41,205
2009	51,196	13,323	37,873
2010	46,610	13,897	32,713
2011	41,669	14,156	27,513
2012	38,074	13,508	24,566
thereafter	84,696	31,799	52,897

	$316,941	$100,174	$216,767

        We have provided guarantees related to store leases for certain independent dealers opening Company-brand stores (e.g., Thomasville Home Furnishings Stores). The guarantees range from rolling 5-year guarantees to full-term guarantees (usually 10 years) and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future lease payments guaranteed at December 31, 2007 were $65,155. We consider the estimated loss on these guarantees to be insignificant; therefore, as of December 31, 2007 we have not recorded any contingent liability for lease guarantees.

15. CONTINGENT LIABILITIES

        We are or may become a defendant in a number of pending or threatened legal proceedings and are or may become a potentially responsible party in certain environmental matters in the ordinary course of business. In our opinion, our ultimate liability, if any, from all such proceedings is not reasonably likely to have a material adverse effect on our consolidated financial position or results of operations other than potential environmental exposures with respect to which monitoring or cleanup requirements may change over time.

        We offer limited warranties on certain products. In addition, we accept returns of defective product. Our accounting policy is to accrue an estimated liability for these returns at the time revenue is recognized. This estimate is based upon historical returns and adjusted for any warranty or return

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

15. CONTINGENT LIABILITIES (Continued)

issues at period end. The warranty reserve is included partially as a valuation allowance against accounts receivable and partially as an accrued expense. The following table summarizes reserve for returns activity:

	2007	2006	2005
Beginning balance	$10,334	$9,351	$7,651
Additions charged to cost and expenses	26,797	28,474	25,130
Deductions from reserves	26,107	27,491	23,430

Ending balance	$11,024	$10,334	$9,351

16. OTHER INCOME, NET

        Other income, net consists of the following:

	2007	2006	2005
Interest income	$3,686	$2,594	$2,562
Gain on termination of hedge accounting	4,094	8,916	—
Other, net	2,469	3,315	1,961

	$10,249	$14,825	$4,523

17. DISCONTINUED OPERATIONS

        On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. We believe it is likely this transaction will be completed by the end of the first quarter of 2008. This business unit is reflected as a discontinued operation pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        Assets and liabilities of discontinued operations are as follows:

December 31, 2007
Accounts receivable	$4,824
Inventories	7,191
Prepaid expenses and other current assets	221

Total current assets	12,236
Property, plant and equipment, net	2,944
Goodwill	14,276
Other assets	743

Total assets of discontinued operations	$30,199

Accounts payable	$3,662
Accrued expenses	1,645
Other non-current liabilities	141

Total liabilities of discontinued operations	$5,448

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

17. DISCONTINUED OPERATIONS (Continued)

        Operating results for the discontinued operations are as follows:

	2007	2006	2005
Net sales	$63,606	$56,495	$44,248
Earnings before income tax expense	9,086	8,223	5,190
Net earnings	$5,568	$5,140	$3,413

18. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for SFAS 157 has been delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) ("SFAS 141R"), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact of SFAS 141R on our consolidated financial statements; however, the impact will be limited to business combinations occurring on or after January 1, 2009.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year that begins after November 15, 2007. We are currently assessing the impact, if any, of SFAS 159 on our consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

18. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (Continued)

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact, if any, of SFAS 160 on our consolidated financial statements.

        In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB 12 (if, the arrangement is, in substance an individual deferred compensation contract) based upon the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The effects of applying this consensus should be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We anticipate the adoption of this consensus in 2008 will result in a cumulative-effect adjustment of $800 before income tax benefits.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands except per share data)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Following is a summary of unaudited quarterly information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year ended December 31, 2007:
Net sales	$504,786	$500,840	$519,471	$556,959
Gross profit	85,302	103,048	109,870	117,875
Net earnings:
Continuing operations	$(41,809)	$(15,132)	$4,421	$1,303
Discontinued operations	1,131	1,476	1,387	1,574
Total	$(40,678)	$(13,656)	$5,808	$2,877
Earnings per common share—Diluted:
Continuing operations	$(0.86)	$(0.31)	$0.09	$0.03
Discontinued operations	0.02	0.03	0.03	0.03
Total	$(0.84)	$(0.28)	$0.12	$0.06
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Common stock price range:
High	$14.96	$14.33	$16.56	$17.94
Low	$9.60	$9.26	$13.49	$15.04

Year ended December 31, 2006:
Net sales	$572,844	$555,212	$587,059	$646,565
Gross profit	112,130	117,432	130,304	148,009
Net earnings
Continuing operations	$1,027	$4,586	$15,578	$28,724
Discontinued operations	1,031	1,211	1,400	1,498
Total	$2,058	$5,797	$16,978	$30,222
Earnings per common share—Diluted:
Continuing operations	$0.02	$0.09	$0.32	$0.58
Discontinued operations	0.02	0.03	0.03	0.03
Total	$0.04	$0.12	$0.35	$0.61
Dividends declared per common share	$0.16	$0.16	$0.16	$0.16
Common stock price range:
High	$20.96	$22.21	$25.00	$25.34
Low	$15.90	$18.10	$18.79	$21.20

        Earnings per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

        The closing market price of the Common Stock on December 31, 2007 was $10.06 per share.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure controls and procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Controller and Chief Accounting Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2007, the Company's Chief Executive Officer and its Controller and Chief Accounting Officer, in his capacity as principal financial officer, concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management of Furniture Brands International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Furniture Brands International, Inc.

St. Louis, Missouri
February 29, 2008

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

        We have audited Furniture Brands International, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furniture Brands International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
February 29, 2008

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The sections entitled "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2008 are incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position	Current Positions	Appointed or Elected
*Wilbert G. Holliman	70	President of the Subsidiary— Action Industries, Inc. Chief Executive Officer of the Subsidiary— Action Industries, Inc. Director President Chief Executive Officer Chairman of the Board	X X	1989 1994 1996 1996 1996 1998
Ralph P. Scozzafava	48	Vice-Chairman of the Board Chief Executive Office Designate Director Chief Executive Officer	X X X	2007 2007 2007 2008
Jon D. Botsford	53	Senior Vice President General Counsel Secretary	X X X	2008 2008 2008
Mary E. Sweetman	44	Vice President, Human Resources Senior Vice President, Human Resources	X	2006 2007
Richard R. Isaak	40	Controller Principle Financial Officer Principle Accounting Officer	X X X	2007 2007 2007
Jeffrey L. Cook	52	President, Broyhill	X	2007
William G.Holliman	43	Vice President, Marketing—Lane Executive Vice President, Sales and Marketing—Lane Executive Vice President, Purchasing/Wood Operations—Lane President, Lane	X	1997 2004 2005 2007
Edward Teplitz	46	President, Thomasville	X	2007
Dan Bradley	51	President, Designer Group	X	2007

*
Member of the Executive Committee

        William G. Holliman is the son of Wilbert G. Holliman.

        The executive officers are elected at the organizational meeting of the Board of Directors which follows the annual meeting of stockholders and serve for one year or until their successors are elected and qualified.

        Each of the executive officers has held the same position or other positions with the same employer during the past five years, except for the following:

Executive	Company	Position
Ralph P. Scozzafava	Wm. Wrigley Jr. Company	Vice President—Worldwide Commerical Operations Vice President and Managing Director—North America/Pacific Vice President and General Manager, U.S Vice president—Sales and Customer Marketing, U.S
Jon D. Botsford	Steelcase, Inc.	Senior Vice President and Chief Legal Officer
Mary E. Sweetman	Monsanto Company	Vice President, International Vice President, Human Resources, North America & Latin America; Vice President, Human Resources, North America
Jeffrey L. Cook	Magnussen Home Furnishings Inc.	President and Chief Executive Officer
Edward Teplitz	Ethan Allen, Inc.	Executive Vice President Vice President, Finance and Chief Financial Officer
Dan Bradley	Ferguson Copeland LTD Baker Knapp & Tubbs	President, Chief Executive Officer President

Code of Corporate Conduct

        We have adopted a code of business conduct for directors, officers (including the Company's principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Code of Corporate Conduct. Any person may request a free copy of the Code of Corporate Conduct from:

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

Audit Committee and Audit Committee Financial Expert

        The sections entitled "Board of Directors and Committees" and "Audit Committee Disclosure" of our Proxy Statement for the Annual Meeting of Stockholders on May 1, 2008 are incorporated herein by reference.

Item 11.    Executive Compensation

        The sections entitled "Executive Compensation" and "Compensation of Board of Directors" of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2008 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The section entitled "Security Ownership" of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2008 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The sections entitled "Board of Directors and Committees" and "Certain Relationships and Related Transactions" of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2008 are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The section "Audit Committee Disclosure" of our Definitive Proxy Statement for the Annual Meeting of Stockholders on May 1, 2008 is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:

1.
Financial Statements:

Consolidated balance sheets, December 31, 2007 and 2006

Consolidated statements of operations for each of the years in the three-year period ended December 31, 2007

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007

Consolidated statements of shareholders' equity and comprehensive income (expense) for each of the years in the three-year period ended December 31, 2007

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

2.
Financial Statement Schedules:

Valuation and qualifying accounts (Schedule II).

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

3.
Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC (SEC File No. 001-00091). We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

3(a)	Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
3(b)
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)
3(c)
Rights Agreement, dated as of July 30, 1998, between the Company and Bank of New York, as Rights Agent. (Incorporated by reference to Exhibit 4(b) to Furniture Brands International, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1998)
3(d)
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4(c) to Furniture Brands International, Inc.'s Report on Form 10-Q for the quarter ended June 30, 1998)

4(a)
Note Purchase Agreement dated May 17, 2006, for $150,000,000 6.83% Senior Notes due May 17, 2018 among Furniture Brands International, Inc., Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., and various institutional investors, and J.P. Morgan Securities Inc., Mitsubishi Securities (USA), Inc., Wachovia Capital Markets, LLC and Wells Fargo Capital Markets as agents. (Incorporated by reference to Exhibit 10 to Furniture Brands International, Inc.'s Current Report on Form 8-K, May 23, 2006)
4(b)
First Amendment dated April 16, 2007 to Note Purchase Agreement dated May 17, 2006, by and among Furniture Brands International, Inc., Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., and various institutional investors. (Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K, dated April 16, 2007 and filed on April 19, 2007)
4(c)
Second Amendment dated June 29, 2007 to Note Purchase Agreement dated May 17, 2006, by and among Furniture Brands International, Inc., Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., and various institutional investors. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated on June 29, 2007 and filed on July 3, 2007)
10(a)
Furniture Brands International, Inc. 1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Form 10-Q for the quarter ended March 31, 2000)*
10(b)
Furniture Brands International, Inc. 1999 Long-Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 4(f) to Furniture Brands International, Inc.'s Registration Statement on Form S-8, File No. 333-100133) *
10(c)
Furniture Brands Internal, Inc. 2005 Long-Term Performance Bonus Plan (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated May 3, 2005)
10(d)	Form of Stock Option Grant Letter (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated February 2, 2005)*
10(e)	Form of Restricted Stock Grant Letter (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc's. Current Report on Form 8-K, dated February 11, 2005)*
10(f)
Form of Indemnification Agreement between the Company and the Company's directors. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)*
10(g)
Furniture Brands International, Inc. Amended and Restated Restricted Stock Plan for Outside Directors, dated as of January 27, 2005. (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.'s current Report on Form 8-K, dated May 3, 2005)*
10(h)	Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)*

10(i)
First Amendment to Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(e) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)*
10(j)
Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001. (Incorporated by reference to Exhibit 10(g) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)*
10(k)
Thomasville Furniture Industries, Inc. Executive Incentive Plan, as amended on January 24, 2002. (Incorporated by reference to Exhibit 10(i) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)*
10(l)
Drexel Heritage Furniture Industries, Inc. Executive Incentive Plan, dated January 24, 2002. (Incorporated by reference to Exhibit 10(k) to Furniture Brands International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)*
10(m)
Form of Executive Incentive Plan Grant Letter to Company Executives (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated February 2, 2005)*
10(n)
Form of Executive Incentive Plan Grant Letter to Operating Company Executives. (Incorporated by reference to Exhibit 10(q) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004)*
10(o)
Employment Agreement, dated as of January 1, 2000, between the Company and Wilbert G. Holliman. (Incorporated by reference to Exhibit 10(j) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)*
10(p)
Employment Agreement, dated as of February 10, 2004, between the Company and John T. Foy. (Incorporated by reference to Exhibit 10(o), to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003)*
10(q)
Employment Agreement, dated as of February 7, 2005, between the Company and Denise L. Ramos (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Current Report On Form 8-K, dated February 11, 2005)*
10(r)
Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield. (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996)*
10(s)
Employment agreement dated as of September 6, 2005, between Thomasville Furniture Industries, Inc. and Nancy W. Webster (Incorporated by reference to Exhibit 10(s) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006)*
10(t)
Employment Agreement dated June 14, 2007 between Ralph Scozzafava and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on June 14, 2007 and filed on June 18, 2007)*

10(u)	Form of Change of Control Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on June 19, 2007 and filed on June 26, 2007)*
10(v)	Executive Severance Plan of the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on June 19, 2007 and filed on June 27, 2007)*
10(w)
Form of Agreement Not To Compete between the Company and Wilbert G. Holliman, John T. Foy, and Lynn Chipperfield (Incorporated by reference to Exhibit 10(r) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)*
10(x)
Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002. (Incorporated by reference to Exhibit 10(v) to Furniture Brands International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002)*
10(y)	Form of Deferred Executive Compensation Agreement (Incorporated by reference to Exhibit 10(a) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated December 9, 2004)*
10(z)	Form of Cash Option Deferred Executive Compensation Agreement (Incorporated by reference to Exhibit 10(b) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated December 9, 2004)*
10(aa)
Furniture Brands International, Inc. Deferred Compensation Plan, effective January 1, 2006 (Incorporated by reference to Furniture Brands International, Inc.'s Registration Statement on Form S-8, File No. 333-130322)
10(bb)	Form of Long-Term Performance Cash Bonus Letter (Incorporated by reference to Exhibit 10(c) to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated February 2, 2005)*
10(cc)
Credit Agreement dated June 21, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., and Thomasville Furniture Industries, Inc. as Borrowers, Various Lenders, The Bank of Tokyo-Mitsubishi, UFJ, LTD., PNC Bank, National Association, Wachovia Bank, National Association and Wells Fargo Bank, NA, as Co-Syndication Agents, JP Morgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to Exhibit 10 to Furniture Brands International, Inc.'s Current Report on Form 8-K, dated April 26, 2006)
10(dd)
First Amendment, dated April 16, 2007, to the Credit Agreement, dated April 21, 2006, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., the Other Loan Parties named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger (Incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K dated April 19, 2007 and filed on April 19, 2007)

10(ee)
Waiver and Amendment dated June 29, 2007 to the Credit Agreement dated April 21, 2006, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc. and various lenders, The Bank of Tokyo-Mitsubishi UFJ, LTD., PNC Bank, National Association, Wachovia Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on June 29, 2007 and filed on July 3, 2007)
10(ff)
Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lenders Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated on August 9, 2007 and filed on August 10, 2007)
14	Code of Corporate Conduct
21	List of Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1
Certification of Ralph P. Scozzafava, Vice Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Richard R. Isaak, Controller and Chief Accounting Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Ralph P. Scozzafava, Vice Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Richard R. Isaak, Controller and Chief Accounting Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *
    Indicates management contact or compensatory plan, contract or arrangement

Schedule II

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	(Dollars in Thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves		Balance at End of Period
Year Ended December 31, 2007
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$21,595	$24,994	$(9,844	)(a)	$36,645
Allowance for cash discounts/chargebacks/other	7,430	26,715	(25,323	)(b)	8,822

	$29,025	$51,709	$35,267		$45,467

Year Ended December 31, 2006
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$16,053	$13,410	$(7,869	)(a)	$21,595
Allowance for cash discounts/chargebacks/other	7,315	30,052	(29,937	)(b)	7,430

	$23,368	$43,462	$(37,806)		$29,025

Year Ended December 31, 2005
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$15,390	9,047	(8,384	)(a)	16,053
Allowance for cash discounts/chargebacks/other	5,529	26,108	(24,322	)(b)	7,315

	$20,919	$35,155	$(32,706)		$23,368

(a)
Uncollectible accounts written off, net of recoveries.

(b)
Cash discounts taken by customers and claims allowed to customers.

        See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)
By:	/s/ RALPH P. SCOZZAFAVA Vice-Chairman of the Board and Chief Executive Officer

Date: February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.

Signature	Title	Date

/s/ WILBERT G. HOLLIMAN Wilbert G. Holliman	Chairman of the Board	February 29, 2008
/s/ RALPH P. SCOZZAFAVA Ralph P. Scozzafava	Vice-Chairman of the Board and CEO (Principal Executive Officer)	February 29, 2008
/s/ KATHERINE BUTTON BELL Katherine Button Bell	Director	February 29, 2008
/s/ JOHN R. JORDAN, JR. John R. Jordan, Jr.	Director	February 29, 2008
/s/ LEE M. LIBERMAN Lee M. Liberman	Director	February 29, 2008
/s/ RICHARD B. LOYND Richard B. Loynd	Director	February 29, 2008
/s/ BOB L. MARTIN Bob L. Martin	Director	February 29, 2008
/s/ AUBREY B. PATTERSON Aubrey B. Patterson	Director	February 29, 2008
/s/ MATTHEW E. RUBEL Matthew E. Rubel	Director	February 29, 2008
/s/ ALBERT E. SUTER Albert E. Suter	Director	February 29, 2008
/s/ RICHARD R. ISAAK Richard R. Isaak	Controller (Principal Financial Officer)	February 29, 2008

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm
FURNITURE BRANDS INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS
FURNITURE BRANDS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
FURNITURE BRANDS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
FURNITURE BRANDS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
FURNITURE BRANDS INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands except per share data)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts
SIGNATURES