Form 10-Q
period 2008-04-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2008-05-12
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

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

(314) 863-1100
(Registrant’s telephone number, including area code)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

48,824,318 shares as of April 30, 2008

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended March 31, 2008.

Consolidated Balance Sheets:

March 31, 2008
December 31, 2007

Consolidated Statements of Operations:

Three Months Ended March 31, 2008
Three Months Ended March 31, 2007

Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2008
Three Months Ended March 31, 2007

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 6. Exhibits

Certification of Principal Executive Officer
Certification of Principal Financial Officer
906 Certification of Principal Executive Officer
906 Certification of Principal Financial Officer

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$187,838	$118,764
Cash - restricted	-	20,000
Receivables, less allowances of $32,913 ($45,467 at December 31, 2007)	283,792	292,694
Inventories	393,823	401,302
Deferred income taxes	34,725	36,978
Prepaid expenses and other current assets	14,554	17,880
Current assets of discontinued operations	-	12,236
Total current assets	914,732	899,854

Property, plant and equipment	178,923	178,564
Goodwill	167,356	167,356
Other intangible assets	162,571	162,571
Other assets	33,964	36,770
Noncurrent assets of discontinued operations	-	17,963
Total assets	$1,457,546	$1,463,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$800	$20,800
Accounts payable	104,400	93,557
Accrued employee compensation	40,926	21,633
Accrued expenses and other current liabilities	62,889	46,102
Current liabilities of discontinued operations	-	5,307
Total current liabilities	209,015	187,399

Long-term debt	235,000	280,000
Deferred income taxes	27,484	28,859
Other long-term liabilities	109,020	121,913
Noncurrent liabilities of discontinued operations	-	141

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares, no par value – issued, none	-	-
Common stock, 200,000,000 shares authorized, $1.00 stated value – 56,482,541 issued and 48,782,518 outstanding at March 31, 2008 and 56,482,541 issued and 48,498,171 outstanding at December 31, 2007	56,483	56,483
Paid-in capital	221,104	226,773
Retained earnings	799,916	768,731
Accumulated other comprehensive income (expense)	(26,648)	(26,965)
Treasury stock at cost (7,700,023 shares at March 31, 2008 and 7,984,370 shares at December 31, 2007)	(173,828)	(180,256)
Total shareholders’ equity	877,027	844,766
Total liabilities and shareholders’ equity	$1,457,546	$1,463,078

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$477,200	$556,959

Cost of sales	366,181	439,085

Gross profit	111,019	117,874

Selling, general and administrative expenses	101,981	111,029

Earnings from operations	9,038	6,845

Interest expense	4,143	5,073

Other income, net	2,236	432

Earnings from continuing operations before income tax expense	7,131	2,204

Income tax expense	3,383	901

Net earnings from continuing operations	3,748	1,303

Net earnings from discontinued operations (Note 15)	29,868	1,574

Net earnings	$33,616	$2,877

Earnings per common share – Basic and Diluted:
Earnings from continuing operations	$0.08	$0.03
Earnings from discontinued operations	$0.62	$0.03
Net earnings	$0.69	$0.06

Weighted average common shares outstanding -
Basic and Diluted	48,560	48,336

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$33,616	$2,877
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	6,289	8,242
Stock compensation expense	767	1,029
Provision (benefit) for deferred income taxes	893	(425)
Gain on sale of discontinued operation	(48,059)	-
Other, net	(1,033)	818
Changes in operating assets and liabilities:
Accounts receivable	12,732	4,655
Inventories	13,663	12,023
Prepaid expenses and other assets	1,114	5,785
Accounts payable and other accrued expenses	42,895	5,229
Other long-term liabilities	(12,534)	4,922
Net cash provided by operating activities	50,343	45,155

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(8,741)	(4,241)
Proceeds from the sale of discontinued operations	73,309	-
Proceeds from the disposal of assets	3,261	2,358
Additions to property, plant and equipment	(2,150)	(4,142)
Net cash provided (used) by investing activities	65,679	(6,025)

Cash flows from financing activities:
Additions to long-term debt	-	4,000
Payments of long-term debt	(65,000)	(14,000)
Restricted cash used for payment of long-term debt	20,000	-
Payments of cash dividends	(1,940)	(7,734)
Other	(8)	-
Net cash used by financing activities	(46,948)	(17,734)

Net increase in cash and cash equivalents	69,074	21,396
Cash and cash equivalents at beginning of period	118,764	26,565
Cash and cash equivalents at end of period	$187,838	$47,961

Supplemental disclosure:

Cash payments for income taxes, net	$419	$379

Cash payments for interest expense	$5,647	$2,619

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share information)
(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q. In addition, the year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated financial statements consist of the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reported period. Actual results could differ from those estimates.

On October 16, 2007 we announced our intent to divest Hickory Business Furniture (HBF) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. This transaction was completed in the first quarter of 2008 and this business unit has been reflected as a discontinued operation.

(2)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other  items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. We have not elected to measure any financial assets or liabilities at fair value under this standard.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB 12 (if, the arrangement is, in substance an individual deferred compensation contract) based upon the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The effects of applying this consensus should be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption of this standard we recorded a cumulative-effect adjustment to reduce retained earnings by $491.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for SFAS 157 has been delayed until November 15, 2008 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Other than our long-term debt we have no financial assets or liabilities. Our long-term debt is all variable rate debt and fair value approximates carrying value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact on our consolidated financial statements; however, the impact will be limited to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact, if any, of SFAS 160 on our consolidated financial statements.

(3)	ACQUISITIONS

During the three months ended March 31, 2008, we acquired 15 stores and a warehouse from five of our dealers for total consideration of $8,741. The acquisitions were asset purchases consisting mainly of inventories and fixed assets and the assumption of certain liabilities, primarily customer deposits. The Consolidated Statement of Operations includes the results of operations of the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

During the three months ended March 31, 2007, we acquired 18 stores from three of our dealers for total consideration of $4,241. The acquisitions were asset purchases consisting mainly of inventories and leasehold improvements and the assumption of certain liabilities primarily customer deposits, accounts payable, and accrued expenses. The Consolidated Statement of Operations includes the results of operations of the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

(4)	RESTRUCTURING CHARGES

We have been executing a plan to reduce our domestic manufacturing capacity since 2001. As of March 31, 2008, this plan included the closing, consolidation, or reconfiguration of 38 manufacturing facilities and in the fourth quarter of 2007 the closure of 18 retail stores. Qualifying assets related to this restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $1,054 at March 31, 2008 and December 31, 2007. Restructuring charges included in the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Restructuring charges (benefits):
Costs to shutdown, cleanup,
and vacate facilities	$-	$319
One-time termination benefits	-	133
Asset sale gains, net of
impairment charges	(1,243)	727
Lease termination and idle store
occupancy costs	2,207	-
Total restructuring charges	$964	$1,179

Statement of Operations classification:
Cost of sales	$-	$431
Selling, general and
administration expenses	964	748
Total restructuring charges	$964	$1,179

Accrued lease termination costs were $6,948 as of March 31, 2008 and $7,217 as of December 31, 2007.

(5)	INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2008	2007
Raw materials	$91,960	$94,061
Work-in-process	25,037	24,005
Finished products	276,826	283,236
	$393,823	$401,302

(6)	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

	March 31,	December 31,
	2008	2007
Land	$16,672	$16,964
Buildings and improvements	230,216	225,352
Machinery and equipment	271,953	268,862
	518,841	511,178
Less: accumulated depreciation	339,918	332,614
	$178,923	$178,564

(7)	DEBT

Debt consists of the following:

	March 31,	December 31,
	2008	2007
Revolving credit facility – secured	$235,000	$300,000
Other	800	800
Total debt	235,800	300,800
Less: current maturities	800	20,800
Long-term debt	$235,000	$280,000

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a 5-year secured revolving credit facility with a commitment of $550,000 subject to a borrowing base of certain eligible accounts receivable and inventory. The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability thresholds in 2008. The facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100,000, with cash borrowings limited by the facility’s borrowing base amount less letters of credit outstanding. As of March 31, 2008, there were $235,000 of cash borrowings and $23,268 in letters of credit outstanding. Based upon our borrowing base as of March 31, 2008 we could have borrowed an additional $28,500.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 0.5%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate was 1.25% for the first six months of the facility and thereafter fluctuates with excess availability. On  March 12, 2008, the applicable margin was adjusted to 1.50%. As of March 31, 2008, loans outstanding under the secured revolving credit facility consisted of $235,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 4.5%.

(8)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	March 31,	December 31,
	2008	2007
Pension liability	$51,087	$50,899
Other	57,933	71,014
	$109,020	$121,913

Other long-term liabilities include the non-current portion of accrued workers compensation, accrued rent, accrued environmental liabilities, accrued tax liabilities for unrecognized tax benefits, deferred compensation and accruals for long-term incentive plans and various other non-current liabilities.

(9)	RETIREMENT PLANS

The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$1,157	$1,326
Interest cost	6,584	6,339
Expected return on plan assets	(6,895)	(6,571)
Net amortization and deferral	1,011	1,316
Net periodic pension cost	$1,857	$2,410

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

Effective January 1, 2006, retirement benefits are provided to substantially all employees through increased matching contributions to our 401(k) plan. Total pension and 401K retirement costs for the three months ended March 31, 2008 were $4,141 compared to $5,225 for the three months ended March 31, 2007.

(10)	STOCK OPTIONS AND RESTRICTED STOCK AWARDS

A summary of stock option activity for the three months ended March 31, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	3,262,617	$23.25
Granted	799,000	11.14
Exercised	-	-
Forfeited or expired	(190,525)	25.98
Outstanding at March 31, 2008	3,871,092	$20.62

The weighted average fair value per share for stock options granted during the three months ended March 31, 2008 was $3.89. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the valuation of these options.

Risk-free interest rate	2.6%
Expected dividend yield	1.4%
Expected life (in years)	5.1
Expected volatility	41.1%

Non-vested restricted stock and restricted stock unit activity is presented below.

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2007	197,867	$16.63
Granted	288,500	11.37
Vested	-	-
Forfeited	(16,873)	22.97
Outstanding at March 31, 2008	469,494	$13.17

(11)	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended March 31,
	2008	2007
Net earnings	$33,616	$2,877
Other comprehensive income, net of tax:
Pension liability	576	763
Foreign currency translation	(259)	371
Other comprehensive income	317	1,134
Total comprehensive income	$33,933	$4,011

The components of accumulated other comprehensive income, each presented net of tax benefits, are as follows:

	March 31,	December 31,
	2008	2007
Pension liability	$(30,562)	$(31,138)
Foreign currency translation	3,914	4,173
Accumulated other comprehensive expense	$(26,648)	$(26,965)

(12)	EARNINGS PER SHARE

Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Three Months Ended March 31,
	2008	2007
Stock options	3,871,092	3,521,975
Average exercise price	$20.62	$24.55

(13)	INCOME TAXES

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, and related interpretations. As of March 31, 2008 and December 31, 2007, the total amount of unrecognized tax benefits was $10,275 and $9,559, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $7,461 and $7,000 as of March 31, 2008 and December 31, 2007, respectively.  We believe it is reasonably possible we will recognize tax benefits of up to $1,396 within twelve months related to the anticipated expiration of statutes of limitations.

The total amount of interest expense related to uncertain tax positions recognized in the statement of operations for the three months ended March 31, 2008 and March 31, 2007 was $267 and $273, respectively. Penalties recognized during the three months ended March 31, 2008 were $206 and we did not recognize any penalties during the three months ending March 31, 2007. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The statement of financial position as of March 31, 2008 and December 31, 2007 includes accrued interest of $2,937 and $2,670, respectively, and accrued penalties of $825 and $619, respectively, related to uncertain tax positions.

(14)	CONTINGENT LIABILITIES

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

We are the prime tenant for operating leases or have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future rent payments at March 31, 2008 were $129,922. We consider the estimated loss on the guarantees to be insignificant; therefore, as of March 31, 2008, we have not recorded any contingent liability for lease guarantees.

(15)	DISCONTINUED OPERATIONS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit was reflected as a discontinued operation pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

On March 29, 2008, we closed the sale of HBF for $75,000 and recorded a gain of $28,816, which is net of income tax expense of $19,243.

The following table presents a quarterly condensed statement of operations for the discontinued operation:

	Three Months Ended
	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Net sales	$15,348	$15,569	$15,497	$15,750	$16,790
Cost of goods sold	9,663	9,691	9,473	9,798	10,429
Gross Profit	5,685	5,878	6,024	5,952	6,361
Selling, general and administrative expenses	3,953	4,035	3,609	3,700	3,801
Operating earnings	1,732	1,843	2,415	2,252	2,560
Other income (expense), net	2	3	(6)	12	8
Earnings before income tax expense	1,734	1,846	2,409	2,264	2,568
Income tax expense	682	715	933	877	994
Net earnings	$1,052	$1,131	$1,476	$1,387	$1,574

Assets and liabilities of discontinued operations as of the end of each quarter for 2007 were as follows:

	December 31, 2007	September 31, 2007	June 30, 2007	March 31, 2007
Accounts receivable	$4,824	$6,463	$5,567	$5,437
Inventories	7,191	7,196	6,820	6,558
Prepaid expenses and other
current assets	221	305	339	220
Total current assets	12,236	13,964	12,726	12,215
Property, plant and equipment, net	2,944	2,949	2,900	3,007
Goodwill	14,276	14,276	14,276	14,276
Other assets	743	793	700	720
Total assets	$30,199	$31,982	$30,602	$30,218

Accounts payable	$3,662	$4,221	$3,608	$4,061
Accrued expenses	1,645	1,867	1,744	1,809
Other non-current liabilities	141	131	134	128
Total liabilities	$5,448	$6,219	$5,486	$5,998

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

RESULTS OF OPERATIONS

Furniture Brands is a vertically integrated operating company that is one of the nation’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Pearson, Hickory Chair, Laneventure, and Maitland-Smith (the “Brands”).

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

We have been executing a plan to reduce our domestic manufacturing capacity. As of March 31, 2008, this plan included the closing, consolidation, or reconfiguration of 38 domestic case goods and upholstery manufacturing facilities. We currently own and operate 21 manufacturing facilities, located in North Carolina, Mississippi, and Virginia.

An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We also own and operate 2 offshore manufacturing facilities located in the Philippines and Indonesia.

On October 16, 2007 we announced our intent to divest Hickory Business Furniture (HBF) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. The sale was completed on March 29, 2008 and this business unit has been reflected as a discontinued operation.

Comparison of Three Months Ended March 31, 2008 and 2007

Selected financial information for the three months ended March 31, 2008 and 2007 is presented below (in millions except share and per share data):

	Three Months Ended
	March 31, 2008		March 31, 2007
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$477.2	100.0%	$557.0	100.0%
Cost of sales	366.2	76.7	439.1	78.8
Gross profit	111.0	23.3	117.9	21.2
Selling, general and administrative expenses	102.0	21.4	111.0	20.0
Earnings from operations	9.0	1.9	6.9	1.2
Interest expense	4.1	0.9	5.1	0.9
Other income, net	2.2	0.5	0.4	0.1
Earnings from continuing operations before income tax expense	7.1	1.5	2.2	0.4
Income tax expense (benefit)	3.4	0.7	0.9	0.2
Net earnings from continuing operations	$3.7	0.8%	$1.3	0.2%

Net earnings from continuing operations per common share – basic and diluted	$0.08		$0.03

Net sales for the three months ended March 31, 2008 were $477.2 million, compared to $557.0 million in the three months ended March 31, 2007, a decrease of $79.8 million or 14.3%. The decrease in net sales was driven by weak retail conditions for all brands and the decision not to drive sales through the use of discounts.

Gross profit for the three months ended March 31, 2008 was $111.0 million compared to $117.9 million for the three months ended March 31, 2007. The decline in gross profit is attributable to lower sales volume, partially offset by decreased sales price discounting and cost savings within our supply chain. We did not have any restructuring, asset impairment and severance charges in cost of sales for the three months ended March 31, 2008 and we had $0.4 million of restructuring, asset impairment and severance charges in cost of sales for the three months ended March 31, 2007. The reduced sales price discounting and cost savings resulted in gross margin increasing from 21.2% for the three months ended March 31, 2007 to 23.3% for the three months ended March 31, 2008.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $102.0 million compared to $111.0 million in the three months ended March 31, 2007. The decrease in selling, general and administrative costs was mainly attributable to a reduction in compensation costs, sales commissions and retirement plan costs, partially offset by an increase in bad debt expense. Restructuring, asset impairment and severance charges were $1.0 million for the three months ended March 31, 2008 and $0.8 million for the three months ended March 31, 2007. As a percentage of net sales selling, general and administrative expenses increased from 20.0% for the three months ended March 31, 2007 to 21.4% for the three months ended March 31, 2008. While the total amount of selling, general and administrative expenses declined, the percentage of net sales increased due to the fixed nature of the selling, general and administrative charges along with the decline in net sales.

Interest expense totaled $4.1 million for the three months ended March 31, 2008 compared to $5.1 million for the three months ended March 31, 2007. The decrease in interest expense resulted from lower interest rates on reduced long-term debt. (See “Financial Condition—Financing Arrangements” for further discussion of our debt refinancing.)

Other income, net consists of the following:
	Three Months Ended March 31,
	2008	2007
Interest Income	$1.7	$0.4
Other	0.5	-
	$2.2	$0.4

Interest income includes interest received on short-term investments, notes receivable and past due accounts receivable.

The effective income tax rate was 47.4% for the three months ended March 31, 2008 and 40.9% for the three months ended March 31, 2007. The increase in the effective tax rate was primarily due to increased state tax provisions, reduced Federal tax credits, and reduced domestic manufacturing deductions.

Earnings per common share from continuing operations was $0.08 for the three months ended March 31, 2008 compared to $0.03 for the three months ended March 1, 2007. Weighted average common shares outstanding used in the calculation of net earnings per common share were 48,560,000 for the three months ended March 31, 2008 and 48,336,000 for the three months ended March 31, 2007.

FINANCIAL CONDITION

Working Capital

Cash and cash equivalents at March 31, 2008 were $187.8 million, compared to $118.8 million at December 31, 2007. For the three months ended March 31, 2008, net cash provided by operating activities totaled $50.3 million compared to net cash provided by operating activities of $45.2 million in the three months ended March 31, 2007. Cash flow from operations increased due to improved net earnings and continued reductions in working capital. Cash used by operating activities in the second, third and fourth quarters of 2008 will include the payment of income taxes of approximately $12 million, $6 million and $6 million, respectively, related to the sale of HBF. Net cash provided by investing activities totaled $65.7 million for the three months ended March 31, 2008 compared to net cash used of $6.0 million for the three months ended March 31, 2007. This increase in cash provided is attributed to the sale of HBF for $73.3 million ($75.0 million less expenses of the sale transaction) and lower property, plant, and equipment additions. Net cash used by financing activities totaled $46.9 million for the three months ended March 31, 2008 compared to $17.7 million in the prior year period. Financing activities in the current year included debt payments, net of restricted cash of $45.0 million and dividend payments of $1.9 million. Financing activities in the same period of the prior year included debt payments, net of cash borrowings of $10.0 million and dividend payments of $7.7 million.

Working capital was $705.7 million at March 31, 2008, compared to $712.5 million at December 31, 2007. The current ratio was 4.4-to-1 at March 31, 2008, compared to 4.8-to-1 at December 31, 2007. The decrease in working capital was due to the sale of HBF. Decreases in accounts receivable and inventories, and increases in accounts payable and accrued expenses were offset by an increase in cash and cash equivalents.

Financing Arrangements

Debt consists of the following (in millions)

	March 31,	December 31,
	2008	2007
Revolving credit facility – secured	$235.0	$300.0
Other	0.8	0.8
Total debt	235.8	300.8
Less: current maturities	0.8	20.8
Long-term debt	$235.0	$280.0

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a 5-year secured revolving credit facility with a commitment of $550.0 million subject to a borrowing base of certain eligible accounts receivable and inventory. The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability thresholds in 2008. The facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100.0 million, with cash borrowings limited by the facility’s borrowing base amount less letters of credit outstanding. As of March 31, 2008, there were $235.0 million of cash borrowings and $23.3 million in letters of credit outstanding. Based upon our borrowing base as of March 31, 2008 we could have borrowed an additional $28.5 million.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 0.5%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate was 1.25% for the first six months of the facility and thereafter fluctuates with excess availability. On March 12, 2008, the applicable margin was adjusted to 1.50%. As of March 31, 2008, loans outstanding under the secured revolving credit facility consisted of $235.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 4.5%. We believe that the revolving credit facility along with our current cash position will be adequate to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Other Commitments

Off-Balance Sheet Arrangement

We are the prime tenant for operating leases or have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future rent payments at March 31, 2008 were $129,922. We consider the estimated loss on the guarantees to be insignificant; therefore, as of March 31, 2008, we have not recorded any contingent liability for lease guarantees.

There have been no other material changes outside the ordinary course of business in lease obligation or other contractual obligations in the three months ended March 31, 2008.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other  items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. We have not elected to measure any financial assets or liabilities at fair value under this standard.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB 12 (if, the arrangement is, in substance an individual deferred compensation contract) based upon the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The effects of applying this consensus should be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption of this standard we recorded a cumulative-effect adjustment to reduce retained earnings by $0.5 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for SFAS 157 has been delayed until November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Other than our long-term debt we have no financial assets or liabilities. Our long-term debt is all variable rate debt and fair value approximates carrying value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact on our consolidated financial statements; however, the impact will be limited to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact, if any, of SFAS 160 on our consolidated financial statements.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate secured revolving credit facility and interest income on our cash equivalents. If interest rates increased 10% (i.e. – 45 basis points at our current weighted average interest rate) our interest expense would increase by $1.1 million annually.

Item 4.                      CONTROLS AND PROCEDURES

(a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b)
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 6.                      EXHIBITS

3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.1
Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lenders Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on August 9, 2007 and filed on August 10, 2007)

10.2
First Amendment, dated March 17, 2008, to Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lenders Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger.

31.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Steven G. Rolls, Chief Financial Officer of the Company, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Steven G. Rolls, Chief Financial Officer of the Company, as principal financial officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.
(Registrant)

By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer

Date:	May 12, 2008

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.1
Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lenders Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated on August 9, 2007 and filed on August 10, 2007)

10.2
First Amendment, dated March 17, 2008, to Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lenders Parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P.Morgan Securities Inc., as Sole Bookrunner and Joint Lead Arranger and Banc of America Securities LLC, as Joint Lead Arranger.

31.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven G. Rolls, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven G. Rolls, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.