Form 10-Q
period 2008-08-08
FURNITURE BRANDS INTERNATIONAL INC
filed 2008-08-11
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 001-00091

Furniture Brands International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-0337683
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 North Brentwood, St. Louis, Missouri	63105
(Address of principal executive offices)	(Zip Code)

(314) 863-1100
(Registrant’s telephone number, including area code)

101 South Hanley Road, St. Louis. Missouri
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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

48,789,718 shares as of July 31, 2008

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended June 30, 2008.

Consolidated Balance Sheets:

June 30, 2008
December 31, 2007

Consolidated Statements of Operations:

Three Months Ended June 30, 2008
Three Months Ended June 30, 2007

Six Months Ended June 30, 2008
Six Months Ended June 30, 2007

Consolidated Statements of Cash Flows:

Six Months Ended June 30, 2008
Six Months Ended June 30, 2007

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
906 Certification of Principal Executive Officer
906 Certification of Principal Financial Officer

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$131,805	$118,764
Cash – restricted	-	20,000
Receivables, less allowances of $45,258 ($45,467 at December 31, 2007)	249,674	292,694
Inventories	391,302	401,302
Deferred income taxes	38,573	36,978
Prepaid expenses and other current assets	13,592	17,880
Current assets of discontinued operations	-	12,236
Total current assets	824,946	899,854

Property, plant and equipment	180,169	178,564
Goodwill	167,356	167,356
Other intangible assets	162,571	162,571
Other assets	33,778	36,770
Noncurrent assets of discontinued operations	-	17,963
Total assets	$1,368,820	$1,463,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$20,800
Accounts payable	82,766	93,557
Accrued employee compensation	35,857	21,633
Other accrued expenses	56,990	46,102
Current liabilities of discontinued operations	-	5,307
Total current liabilities	175,613	187,399

Long-term debt	200,000	280,000
Deferred income taxes	24,317	28,859
Other long-term liabilities	117,260	121,913
Noncurrent liabilities of discontinued operations	-	141

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares, no par value – issued, none	-	-
Common stock, 200,000,000 shares authorized, $1.00 stated value –56,482,541 issued and 48,794,618 outstanding at June 30, 2008 and 56,482,541 issued and 48,498,171 outstanding at December 31, 2007	56,483	56,483
Paid-in capital	222,087	226,773
Retained earnings	774,020	768,731
Accumulated other comprehensive income (expense)	(27,406)	(26,965)
Treasury stock at cost (7,687,923 shares at June 30, 2008 and 7,984,370 shares at December 31, 2007)	(173,554)	(180,256)
Total shareholders’ equity	851,630	844,766
Total liabilities and shareholders’ equity	$1,368,820	$1,463,078

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Net sales	$449,870	$519,471

Cost of sales	349,520	409,600

Gross profit	100,350	109,871

Selling, general and administrative expenses	131,979	102,170

Earnings (loss) from operations	(31,629)	7,701

Interest expense	2,802	6,218

Other income, net	1,081	5,951

Earnings (loss) from continuing operations before income tax expense (benefit)	(33,350)	7,434

Income tax expense (benefit)	(9,354)	3,013

Net earnings (loss) from continuing operations	(23,996)	4,421

Net earnings from discontinued operations	52	1,387

Net earnings (loss)	$(23,944)	$5,808

Earnings per common share – Basic and Diluted:
Earnings (loss) from continuing operations	$(0.49)	$0.09
Earnings from discontinued operations	$-	$0.03
Net earnings (loss)	$(0.49)	$0.12

Weighted average common shares outstanding -
Basic and Diluted	48,806	48,444

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Net sales	$927,070	$1,076,430

Cost of sales	715,701	848,685

Gross profit	211,369	227,745

Selling, general and administrative expenses	233,960	213,199

Earnings (loss) from operations	(22,591)	14,546

Interest expense	6,945	11,291

Other income, net	3,317	6,383

Earnings (loss) from continuing operations before income tax expense (benefit)	(26,219)	9,638

Income tax expense (benefit)	(5,971)	3,914

Net earnings (loss) from continuing operations	(20,248)	5,724

Net earnings from discontinued operations	29,920	2,961

Net earnings	$9,672	$8,685

Earnings per common share – Basic and Diluted:
Earnings (loss) from continuing operations	$(0.42)	$0.12
Earnings from discontinued operations	$0.61	$0.06
Net earnings	$0.20	$0.18

Weighted average common shares outstanding -
Basic and Diluted	48,683	48,390

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$9,672	$8,685
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	12,276	16,316
Stock compensation expense	2,024	1,895
Provision (benefit) for deferred income taxes	(6,134)	(2,023)
Gain on sale of discontinued operation	(48,109)	-
Other, net	(1,603)	(3,402)
Changes in operating assets and liabilities:
Accounts receivable	46,211	33,976
Inventories	17,843	25,653
Prepaid expenses and other assets	316	1,407
Accounts payable and other accrued expenses	10,325	9,417
Other long-term liabilities	(3,206)	7,876
Net cash provided by operating activities	39,615	99,800

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(9,505)	(4,241)
Proceeds from the sale of discontinued operations	73,359	-
Proceeds from the disposal of assets	3,297	5,961
Additions to property, plant and equipment	(9,025)	(8,205)
Net cash provided (used) by investing activities	58,126	(6,485)

Cash flows from financing activities:
Payments of debt issuance costs	-	(1,042)
Additions to long-term debt	-	4,000
Payments of long-term debt	(100,800)	(14,800)
Restricted cash used for payment of long-term debt	20,000	-
Payments of cash dividends	(3,892)	(15,495)
Other	(8)	-
Net cash used by financing activities	(84,700)	(27,337)

Net increase in cash and cash equivalents	13,041	65,978
Cash and cash equivalents at beginning of period	118,764	26,565
Cash and cash equivalents at end of period	$131,805	$92,543

Supplemental disclosure:

Cash payments for income taxes, net	$7,269	$3,812

Cash payments for interest expense	$8,539	$9,587

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share information)
(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q. In addition, the year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated financial statements consist of the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the FASB’s Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB 12 (if, the arrangement is, in substance an individual deferred compensation contract) based upon the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The effects of applying this consensus should be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption of this standard on January 1, 2008, we recorded a cumulative-effect adjustment to reduce retained earnings by $491.

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

During the three months ended June 30, 2008, we acquired four stores from two of our dealers for total consideration of $764. The acquisitions were asset purchases consisting mainly of inventories and fixed assets and the assumption of certain liabilities, primarily customer deposits.

During the three months ended March 31, 2008, we acquired 15 stores and a warehouse from five of our dealers for total consideration of $8,741. The acquisitions were asset purchases consisting mainly of inventories and fixed assets and the assumption of certain liabilities, primarily customer deposits.

During the three months ended March 31, 2007, we acquired 18 stores from three of our dealers for total consideration of $4,241. The acquisitions were asset purchases consisting mainly of inventories and leasehold improvements and the assumption of certain liabilities, primarily customer deposits, accounts payable, and accrued expenses.

The Consolidated Statement of Operations includes the results of operations of the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

(4)	RESTRUCTURING CHARGES

We have been executing plans to reduce our domestic manufacturing capacity since 2001. As of June 30, 2008, we have closed, consolidated, or reconfigured 38 manufacturing facilities and, in the fourth quarter of 2007, closed 18 retail stores. Qualifying assets related to restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $1,054 at June 30, 2008 and December 31, 2007. Restructuring charges included in the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restructuring charges (benefits):
Costs to shutdown, cleanup,
and vacate facilities	$-	$61	$-	$380
One-time termination costs	74	2,189	74	2,322
Asset sale gains, net of
impairment charges	18	(810)	(1,225)	(83)
Lease termination and idle store
occupancy costs	11,207	-	13,420	-
Total restructuring charges	$11,299	$1,440	$12,269	$2,619

Statement of Operations classification:
Cost of sales	$92	$1,150	$92	$1,581
Selling, general and
administration expenses	11,207	290	12,177	1,038
Total restructuring charges	$11,299	$1,440	$12,269	$2,619

Accrued lease termination costs were $15,063 as of June 30, 2008 and $7,217 as of December 31, 2007.

(5)	INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$91,602	$94,061
Work-in-process	25,088	24,005
Finished products	274,612	283,236
	$391,302	$401,302

(6)	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

	June 30,	December 31,
	2008	2007
Land	$21,493	$16,964
Buildings and improvements	230,894	225,352
Machinery and equipment	272,219	268,862
	524,606	511,178
Less: accumulated depreciation	344,437	332,614
	$180,169	$178,564

(7)	DEBT

Debt consists of the following:

	June 30,	December 31,
	2008	2007
Revolving credit facility – secured	$200,000	$300,000
Other	-	800
Total debt	200,000	300,800
Less: current maturities	-	20,800
Long-term debt	$200,000	$280,000

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a 5-year secured revolving credit facility with a commitment of $550,000 subject to a borrowing base of certain eligible accounts receivable and inventory. The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability thresholds in 2008. The facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100,000, with cash borrowings limited by the facility’s borrowing base amount less letters of credit outstanding. As of June 30, 2008, there were $200,000 of cash borrowings and $21,292 in letters of credit outstanding. Based upon our borrowing base as of June 30, 2008, we could have borrowed an additional $31,000.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 0.5%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate was 1.25% for the first six months of the facility and thereafter fluctuates with excess availability. On March 12, 2008, the applicable margin was adjusted to 1.50%. As of June 30, 2008, loans outstanding under the secured revolving credit facility consisted of $200,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 4.25%.

(8)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2008	2007
Pension liability	$51,077	$50,899
Other	66,183	71,014
	$117,260	$121,913

Other long-term liabilities include the non-current portion of accrued workers compensation, accrued rent, accrued environmental liabilities, accrued tax liabilities for unrecognized tax benefits, deferred compensation and accruals for long-term incentive plans and various other non-current liabilities.

(9)	RETIREMENT PLANS

The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$1,157	$923	$2,314	$2,249
Interest cost	6,584	6,335	13,168	12,674
Expected return on plan assets	(6,894)	(6,561)	(13,789)	(13,132)
Net amortization and deferral	979	1,196	1,990	2,512
Net periodic pension cost	$1,826	$1,893	$3,683	$4,303

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

Effective January 1, 2006, retirement benefits are provided to substantially all employees through increased matching contributions to our 401(k) plan. Total pension and 401K retirement costs for the three months and six months ended June 30, 2008 were $4,339 and $8,582, respectively, compared to $4,468 and $9,811 for the three months and six months ended June 30, 2007.

(10)	STOCK OPTIONS AND RESTRICTED STOCK AWARDS

A summary of stock option activity for the six months ended June 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	3,262,617	$23.25
Granted	829,000	11.19
Exercised	-	-
Forfeited or expired	(327,525)	23.61
Outstanding at June 30, 2008	3,764,092	$20.57

The weighted average fair value per share for stock options granted during the six months ended June 30, 2008 was $3.91. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the valuation of these options.

Risk-free interest rate	2.6%
Expected dividend yield	1.4%
Expected life (in years)	5.1
Expected volatility	41.1%

Non-vested restricted stock and restricted stock unit activity is presented below.

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2007	197,867	$16.63
Granted	330,300	10.67
Vested	(12,501)	15.38
Forfeited	(28,873)	18.18
Outstanding at June 30, 2008	486,793	$12.52

(11)	COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings (loss)	$(23,944)	$5,808	$9,672	$8,685
Other comprehensive income, net of tax:
Pension liability	576	732	1,152	1,495
Foreign currency translation	(1,334)	745	(1,593)	1,116
Other comprehensive income (loss)	(758)	1,477	(441)	2,611
Total comprehensive income (loss)	$(24,702)	7,285	$9,231	$11,296

The components of accumulated other comprehensive income, each presented net of tax benefits, are as follows:

	June 30,	December 31,
	2008	2007
Pension liability	$(29,986)	$(31,138)
Foreign currency translation	2,580	4,173
Accumulated other comprehensive expense	$(27,406)	$(26,965)

(12)	EARNINGS PER SHARE

Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	3,764,092	3,343,800	3,764,092	3,343,800
Average exercise price	$20.57	$24.18	$20.57	$24.18

(13)	INCOME TAXES

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, and related interpretations. As of June 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits was $10,023 and $9,559, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $7,297 and $7,000 as of June 30, 2008 and December 31, 2007, respectively.  We believe it is reasonably possible we will recognize tax benefits of up to $1,396 within twelve months related to the anticipated expiration of statutes of limitations.

The total amount of interest expense related to uncertain tax positions recognized in the statement of operations for the six months ended June 30, 2008 and June 30, 2007 was $529 and $547, respectively. Penalties recognized during the six months ended June 30, 2008 and June 30, 2007 were $206 and $80, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The statement of financial position as of June 30, 2008 and December 31, 2007 includes accrued interest of $3,183 and $2,670, respectively, and accrued penalties of $825 and $619, respectively, related to uncertain tax positions.

(14)	INTANGIBLE ASSETS

Intangible assets consist of goodwill and trademarks. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually in the fourth quarter or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

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

(15)	CONTINGENT LIABILITIES

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

We are the prime tenant for operating leases or have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future rent payments at June 30, 2008 were $120,532. We consider the estimated loss on the guarantees to be insignificant; therefore, as of June 30, 2008, we have not recorded any contingent liability for lease guarantees.

(16)	CHANGE IN ESTIMATES

We had two material changes in estimates during the second quarter of 2008 related to changes in the allowance for doubtful accounts and changes in the accrual for lease termination costs. The allowance for doubtful accounts was increased by $11,111 primarily due to the increased aging of accounts receivables from certain dealers who are struggling in a difficult home furnishing market. The accrual for lease termination costs was increased by $8,159 due to deteriorating retail real estate leasing market conditions which reduced the estimated sublease rent to be received on closed retail stores.

(17)	DISCONTINUED OPERATIONS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit was reflected as a discontinued operation pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

On March 29, 2008, we closed the sale of HBF for $75,000 resulting in a gain of $28,868, which is net of income tax expense of $19,247.

Selected financial data for discontinued operations through date of sale is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$-	$15,750	$15,348	$32,540

Earnings before income tax expense	$-	$2,264	$1,734	$4,832
Net earnings	$-	$1,387	$1,052	$2,961

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipates”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, our quarterly reports on Form 10-Q, and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. Such factors include, but are not limited to: changes in economic conditions; loss of market share due to competition; failure to forecast demand or anticipate or respond to changes in consumer tastes and fashion trends; failure to achieve projected mix of product sales; business failures of large customers; failures in distribution and cost savings programs; manufacturing realignments; increased reliance on offshore (import) sourcing of various products; fluctuations in the cost, availability and quality of raw materials; product liability uncertainty; environmental regulations; future acquisitions; impairment of goodwill and other intangible assets; anti-takeover provisions which could result in a decreased valuation of our Common Stock; loss of funding sources; our ability to open and operate new retail stores successfully; and our ability to comply with financial and other covenants in our debt agreements. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have been executing plans to reduce our domestic manufacturing capacity. As of June 30, 2008, we have closed, consolidated, or reconfigured 38 domestic case goods and upholstery manufacturing facilities. We currently own and operate 21 manufacturing facilities, located in North Carolina, Mississippi, and Virginia.

An increasing percentage of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We also own and operate two offshore manufacturing facilities located in the Philippines and Indonesia.

On October 16, 2007 we announced our intent to divest Hickory Business Furniture (HBF) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. The sale was completed on March 29, 2008 and this business unit has been reflected as a discontinued operation.

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Selected financial information for the three and six months ended June 30, 2008 and 2007 is presented below (in millions except share and per share data):

	Three Months Ended
	June 30, 2008		June 30, 2007
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$449.9	100.0%	$519.5	100.0%
Cost of sales	349.5	77.7	409.6	78.9
Gross profit	100.4	22.3	109.9	21.1
Selling, general and administrative expenses	132.0	29.3	102.2	19.6
Earnings (loss) from operations	(31.6)	(7.0)	7.7	1.5
Interest expense	2.8	0.6	6.2	1.2
Other income, net	1.1	0.2	5.9	1.1
Earnings (loss) from continuing operations before income tax expense (benefit)	(33.3)	(7.4)	7.4	1.4
Income tax expense (benefit)	(9.3)	(2.1)	3.0	0.6
Net earnings (loss) from continuing operations	$(24.0)	(5.3)%	$4.4	0.8%

Net earnings (loss) from continuing operations per common share – basic and diluted	$(0.49)		$0.09

	Six Months Ended
	June 30, 2008		June 30, 2007
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$927.1	100.0%	$1,076.4	100.0%
Cost of sales	715.7	77.2	848.7	78.8
Gross profit	211.4	22.8	227.7	21.2
Selling, general and administrative expenses	234.0	25.2	213.2	19.8
Earnings (loss) from operations	(22.6)	(2.4)	14.5	1.4
Interest expense	6.9	0.8	11.3	1.1
Other income, net	3.3	0.4	6.4	0.6
Earnings (loss) from continuing operations before income tax expense (benefit)	(26.2)	(2.8)	9.6	0.9
Income tax expense (benefit)	(6.0)	(0.6)	3.9	0.4
Net earnings (loss) from continuing operations	$(20.2)	(2.2)%	$5.7	0.5%

Net earnings (loss) from continuing operations per common share – basic and diluted	$(0.42)		$0.12

Net sales for the three months ended June 30, 2008 were $449.9 million, compared to $519.5 million in the three months ended June 30, 2007, a decrease of $69.6 million or 13.4%. Net sales for the six months ended June 30, 2008 were $927.1 million, compared to $1,076.4 million in the six months ended June 30, 2007, a decrease of $149.3 or 13.9%.  The decrease in net sales in both the three and six month periods was driven by weak retail and economic conditions and the decision not to drive sales through the use of discounts.

Gross profit for the three months ended June 30, 2008 was $100.4 million compared to $109.9 million for the three months ended June 30, 2007. Gross profit for the six months ended June 30, 2008 was $211.4 million compared to $227.7 million for the six months ended June 30, 2007. The decline in gross profit in both the three month and six month period is attributable to lower sales volume, partially offset by decreased sales price discounting, and the impact of 19 stores acquired in the six months ending June 30, 2008. The reduced sales price discounting, and the store acquisitions resulted in gross margin increasing from 21.1% and 21.2% for the three months and six months ended June 30, 2007, respectively,  to 22.3% and 22.8% for the three months and six months ended June 30, 2008, respectively. Restructuring, asset impairment and severance charges included in cost of sales for both the three months and six months ended June 30, 2008 were $0.1 million and for the three months and six months ended June 30, 2007 were $1.2 million and $1.6 million, respectively.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $132.0 million compared to $102.2 million in the three months ended June 30, 2007. Selling, general and administrative expenses for the six months ended June 30, 2008 were $234.0 million compared to $213.2 million for the six months ended June 30, 2007.  The increase in selling, general and administrative costs was mainly attributable to increased bad debt expenses ($11.1 million for both the three month and six month periods), additional costs related to charges taken to adjust the fair value of lease termination costs for stores closed in 2007 as well as operating expenses for closed stores ($11.2 million for the three month period and $13.4 million for the six month period), professional fees associated with proxy advisory services ($1.3 million for the three month period and $1.9 million for the six month period) and professional fees associated with the implementation of our shared services strategies ($4.8 million for the three month period and $6.3 million for the six month period). Excluding lease termination and idle store occupancy costs discussed above, no restructuring, asset impairment and severance charges were incurred for the three months ended June 30, 2008 and $(1.2) million were incurred for the six months ended June 30, 2008 and $0.3 million and $1.0 million for the three months and six months ended June 30, 2007, respectively. As a percentage of net sales selling, general and administrative expenses increased from 19.6% and 19.8% for the three months and six months ended June 30, 2007, respectively, to 29.3% and 25.2% for the three months and six months ended June 30, 2008, respectively. These increases are the combined result of the decline in net sales and the increases in selling, general and administrative costs as described above.

Interest expense totaled $2.8 million and $6.9 million for the three months and six months ended June 30, 2008, respectively, compared to $6.2 million and $11.3 million for the three months and six months ended June 30, 2007, respectively. The decrease in interest expense resulted from lower interest rates on reduced long-term debt. Included in interest expense for the three months and six months ended June 30, 2007 was $0.6 million for the amortization of a make-whole payment due to the August 2007 refinancing of our long-term debt. (See “Financial Condition—Financing Arrangements” for further discussion of our debt refinancing.)

Other income, net consists of the following (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income	$1.5	$1.3	$3.2	$1.8
Gain on termination of hedge accounting	-	4.1	-	4.1
Other	(0.4)	0.5	0.1	0.5
	$1.1	$5.9	$3.3	$6.4

Interest income includes interest received on short-term investments, notes receivable and past due accounts receivable.

The effective income tax rate for continuing operations was 22.8% for the six months ended June 30, 2008 and 40.6% for the six months ended June 30, 2007. The change in the effective tax rate was primarily due to state and foreign pretax losses with no associated tax benefits and reduced Federal tax credits.

Earnings (loss) per common share from continuing operations was $(0.49) and $(0.42) for the three months and six months ended June 30, 2008, respectively, compared to $0.09 and $0.12 for the three months and six months ended June 30, 2007, respectively. Weighted average common shares outstanding used in the calculation of net earnings per common share were 48,806,000 and 48,683,000 for the three months and six months ended June 30, 2008, respectively, and 48,444,000 and 48,390,000 for the three months and six months ended June 30, 2007, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Cash and cash equivalents at June 30, 2008 were $131.8 million, compared to $118.8 million at December 31, 2007. For the six months ended June 31, 2008, net cash provided by operating activities totaled $39.6 million compared to net cash provided by operating activities of $99.8 million in the six months ended June 30, 2007. Cash flow from operations decreased primarily due to reduced operating earnings, smaller reductions in working capital in 2008 as compared to 2007 and the income tax impact of the sale of HBF. Net cash provided by investing activities totaled $58.1 million for the six months ended June 30, 2008 compared to net cash used of $6.5 million for the six months ended June 30, 2007. This increase in cash provided is attributed to the sale of HBF for $73.4 million ($75.0 million less expenses of the sale transaction). Net cash used by financing activities totaled $84.7 million for the six months ended June 30, 2008 compared to $27.3 million in the prior year period. Financing activities in the current year included debt payments of $100.8 million, partially offset by the $20.0 million reduction in restricted cash used for payment of debt and dividend payments of $3.9 million. Financing activities in the same period of the prior year included debt payments, net of cash borrowings of $10.8 million and dividend payments of $15.5 million.

Working capital was $649.3 million at June 30, 2008, compared to $712.5 million at December 31, 2007. The current ratio was 4.7-to-1 at June 30, 2008, compared to 4.8-to-1 at December 31, 2007. The decrease in working capital was primarily the reduction in accounts receivable which is attributed to the lower sales levels and quicker payments in the three months ended June 30, 2008 compared to the three months ended December 31, 2007.

Financing Arrangements

Debt consists of the following (in millions)
	June 30, 2008	December 31, 2007
Revolving credit facility – secured	$200.0	$300.0
Other	-	0.8
Total debt	200.0	300.8
Less: current maturities	-	20.8
Long-term debt	$200.0	$280.0

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a 5-year secured revolving credit facility with a commitment of $550.0 million subject to a borrowing base of certain eligible accounts receivable and inventory. The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability thresholds in 2008. The facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100.0 million, with cash borrowings limited by the facility’s borrowing base amount less letters of credit outstanding. As of June 30, 2008, there were $200.0 million of cash borrowings and $21.3 million in letters of credit outstanding. Based upon our borrowing base as of June 30, 2008 we could have borrowed an additional $31.0 million.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 0.5%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate was 1.25% for the first six months of the facility and thereafter fluctuates with excess availability. On March 12, 2008, the applicable margin was adjusted to 1.50%. As of June 30, 2008, loans outstanding under the secured revolving credit facility consisted of $200.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 4.25%. We believe that the revolving credit facility along with our current cash position will be adequate to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Other Commitments

Off-Balance Sheet Arrangement

We are the prime tenant for operating leases or have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future rent payments at June 30, 2008 were $120.5 million. We consider the estimated loss on the guarantees to be insignificant; therefore, as of June 30, 2008, we have not recorded any contingent liability for lease guarantees.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Variances in the estimates or assumptions used could yield different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.

In connection with the closing of 18 retail stores in December 2007, we are adding “Lease Termination Costs “as a critical accounting policy.

Lease Termination Costs

We maintain a liability for termination costs associated with operating leases for closed retail locations in accordance with FAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” The fair value of the liability is determined based upon the present value of the remaining lease rentals reduced by estimated sublease rentals as of the store closing date. This liability is reviewed quarterly and adjusted as necessary to reflect changes in estimated sublease rentals.

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

In September 2006, the FASB’s Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB 12 (if, the arrangement is, in substance an individual deferred compensation contract) based upon the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The effects of applying this consensus should be recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption of this standard on January 1, 2008, we recorded a cumulative-effect adjustment to reduce retained earnings by $0.5 million.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate secured revolving credit facility and interest income on our cash equivalents. If interest rates increased 10% (i.e. – 43 basis points at our current weighted average interest rate), our interest expense would increase by $0.9 million annually.

Item 4.                      CONTROLS AND PROCEDURES

(a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b)
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 1, 2008. The Board of Directors of the Company nominated the following individuals for election as directors: Katherine Button Bell, Wilbert G. Holliman, John R. Jordan, Jr., Richard B. Loynd, Bobby L. Martin, Aubrey B. Patterson, Ralph P. Scozzafava and Albert E. Sutter. SCSF Equities, LLC nominated the following individuals for election as directors: Ira D. Kaplan, T. Scott King and Alan G. Schwartz. Based on the results of the Annual Meeting, Wilbert G. Holliman, John R. Jordan, Jr. Ira D. Kaplan, T. Scott King, Bobby L. Martin, Aubrey B. Patterson, Alan G. Schwartz and Ralph P. Scozzafava were elected as directors. Votes were cast as follows:

Director	For	Withheld
K. B. Bell	12,885,175	1,770,060
W. G. Holliman	41,330,860	1,346,995
J. R. Jordan, Jr.	41,365,087	1,312,768
R. B. Loynd	12,852,865	1,802,370
B. L. Martin	41,393,990	1,283,865
A. B. Patterson	41,394,235	1,283,620
R. P. Scozzafava	41,399,494	1,278,361
A. E. Sutter	12,886,389	1,768,846
A. G. Schwartz	27,957,641	64,979
I. D. Kaplan	24,270,330	3,752,290
T. S. King	27,914,808	107,812

The Furniture Brands International, Inc. 2008 Incentive Plan was approved by a vote of the stockholders. The Board recommended a vote for the proposal. Votes were cast as follows:

Affirmative votes	37,649,793
Negative votes	4,108,319
Abstentions	919,743
Broker non-votes	-

The appointment by the Board of Directors of KPMG LLP as independent auditors for the calendar year 2008 was ratified by a vote of the stockholders. The Board recommended a vote for the proposal. Votes were cast as follows:

Affirmative votes	41,575,569
Negative votes	213,748
Abstentions	888,539
Broker non-votes	-

A stockholder proposal to amend the Company’s By-laws was not approved. Votes were cast as follows:

Affirmative votes	19,893,087
Negative votes	22,736,192
Abstentions	48,577
Broker non-votes	-

Item 6.                      EXHIBITS

3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2
By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.3
Rights Agreement, dated as of July 30, 1998, between the Company and American Stock Transfer and Trust Company, LLC, (as successor Rights Agent) which includes the form of Certificate of Designations, setting forth the terms of the Series A Junior Participating Preferred Stock, no par value $135.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated July 31, 1998.)

3.4
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3.5
First Amendment to Rights Agreement, dated July 10, 2008, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 11, 2008 and filed July 11, 2008)

10.1
Amendment to Executive Employment Agreement dated as of May 1, 2008 between the Company and Ralph Scozzafava, effective as of June 18, 2007 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 7, 2008 and filed May 7, 2008).

10.2
Amendment dated May 1, 2008 to the Furniture Brands International, Inc. Executive Severance Plan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated May 7, 2008 and filed May 7, 2008).

31.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a – 14a of the Securities Exchange Act of 1934.

31.2	Certification of Steven G. Rolls, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a – 14a of the Securities Exchange Act of 1934.

32.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Furniture Brands International, Inc.
(Registrant)

By:	/s/ Steven G. Rolls
Steven G. Rolls Chief Financial Officer (On behalf of the registrant and as principal financial officer)

Date: August 11, 2008

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2	By-Laws of the Company revised and amended to May 6, 1998. (Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.3
Rights Agreement, dated as of July 30, 1998, between the Company and American Stock Transfer and Trust Company, LLC, (as successor Rights Agent) which includes the form of Certificate of Designations, setting forth the terms of the Series A Junior Participating Preferred Stock, no par value $135.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated July 31, 1998.)

3.4
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3.5
First Amendment to Rights Agreement, dated July 10, 2008, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 11, 2008 and filed July 11, 2008.)

10.1
Amendment to Executive Employment Agreement dated as of May 1, 2008 between the Company and Ralph Scozzafava, effective as of June 18, 2007 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 7, 2008 and filed May 7, 2008).

10.2
Amendment dated May 1, 2008 to the Furniture Brands International, Inc. Executive Severance Plan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated May 7, 2008 and filed May 7, 2008).

31.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a – 14a of the Securities Exchange Act of 1934.

31.2	Certification of Steven G. Rolls, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a – 14a of the Securities Exchange Act of 1934.

32.1	Certification of Ralph P. Scozzafava, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven G. Rolls, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.