Form 10-Q
period 2008-11-06
FURNITURE BRANDS INTERNATIONAL INC
filed 2008-11-07
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

48,796,477 shares as of October 31, 2008

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements for the quarter ended September 30, 2008.

Consolidated Balance Sheets:

September 30, 2008
December 31, 2007

Consolidated Statements of Operations:

Three Months Ended September 30, 2008
Three Months Ended September 30, 2007

Nine Months Ended September 30, 2008
Nine Months Ended September 30, 2007

Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2008
Nine Months Ended September 30, 2007

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

302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
906 Certification of Principal Executive Officer
906 Certification of Principal Financial Officer

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$109,640	$118,764
Cash – restricted	-	20,000
Receivables, less allowances of $49,116 ($45,467 at December 31, 2007)	232,653	292,694
Inventories	390,530	401,302
Deferred income taxes	48,744	36,978
Prepaid expenses and other current assets	19,592	17,880
Current assets of discontinued operations	-	12,236
Total current assets	801,159	899,854

Property, plant and equipment	179,715	178,564
Goodwill	167,356	167,356
Other intangible assets	162,571	162,571
Other assets	28,698	36,770
Noncurrent assets of discontinued operations	-	17,963
Total assets	$1,339,499	$1,463,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$20,800
Accounts payable	91,546	93,557
Accrued employee compensation	44,236	21,633
Other accrued expenses	51,662	46,102
Current liabilities of discontinued operations	-	5,307
Total current liabilities	187,444	187,399

Long-term debt	200,000	280,000
Deferred income taxes	24,967	28,859
Other long-term liabilities	118,401	121,913
Noncurrent liabilities of discontinued operations	-	141

Shareholders’ equity:
Preferred stock, authorized 10,000,000 shares, no par value – issued, none	-	-
Common stock, 200,000,000 shares authorized, $1.00 stated value –56,482,541 issued and 48,796,477 outstanding at September 30, 2008 and 56,482,541 issued and 48,498,171 outstanding at December 31, 2007	56,483	56,483
Paid-in capital	223,168	226,773
Retained earnings	730,347	768,731
Accumulated other comprehensive expense	(27,798)	(26,965)
Treasury stock at cost (7,686,064 shares at September 30, 2008 and 7,984,370 shares at December 31, 2007)	(173,513)	(180,256)
Total shareholders’ equity	808,687	844,766
Total liabilities and shareholders’ equity	$1,339,499	$1,463,078

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Three Months Ended September 30,
	2008	2007

Net sales	$412,753	$500,840

Cost of sales	345,631	397,791

Gross profit	67,122	103,049

Selling, general and administrative expenses	129,209	107,210

Loss from operations	(62,087)	(4,161)

Interest expense	2,940	20,570

Other income, net	1,386	1,645

Loss from continuing operations before income tax benefit	(63,641)	(23,086)

Income tax benefit	(21,920)	(7,954)

Net loss from continuing operations	(41,721)	(15,132)

Net earnings from discontinued operations	-	1,476

Net loss	$(41,721)	$(13,656)

Earnings (loss) per common share – Basic and Diluted:
Loss from continuing operations	$(0.86)	$(0.31)
Earnings from discontinued operations	$-	$0.03
Net loss	$(0.86)	$(0.28)

Weighted average common shares outstanding -
Basic and Diluted	48,794	48,498

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Nine Months Ended September 30,
	2008	2007

Net sales	$1,339,823	$1,577,270

Cost of sales	1,061,332	1,246,476

Gross profit	278,491	330,794

Selling, general and administrative expenses	363,169	320,409

Earnings (loss) from operations	(84,678)	10,385

Interest expense	9,885	31,861

Other income, net	4,703	8,028

Loss from continuing operations before income tax benefit	(89,860)	(13,448)

Income tax benefit	(27,891)	(4,040)

Net loss from continuing operations	(61,969)	(9,408)

Net earnings from discontinued operations	29,920	4,437

Net loss	$(32,049)	$(4,971)

Earnings (loss) per common share – Basic and Diluted:
Loss from continuing operations	$(1.27)	$(0.19)
Earnings from discontinued operations	$0.61	$0.09
Net loss	$(0.66)	$(0.10)

Weighted average common shares outstanding -
Basic and Diluted	48,720	48,427

See accompanying notes to consolidated financial statements.

 FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(32,049)	$(4,971)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	17,666	23,071
Stock compensation expense	3,146	3,017
Provision (benefit) for deferred income taxes	(15,837)	(1,935)
Gain on sale of discontinued operation	(48,109)	-
Other, net	(1,200)	2,478
Changes in operating assets and liabilities:
Accounts receivable	57,086	31,628
Inventories	22,253	30,791
Prepaid expenses and other assets	2,371	5,154
Accounts payable and other accrued expenses	21,167	16,567
Other long-term liabilities	(30)	(2,438)
Net cash provided by operating activities	26,464	103,362

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(11,304)	(4,241)
Proceeds from the sale of discontinued operations	73,359	-
Proceeds from the disposal of assets	3,338	15,999
Additions to property, plant and equipment	(14,329)	(12,075)
Net cash provided (used) by investing activities	51,064	(317)

Cash flows from financing activities:
Payments for debt issuance costs	-	(3,365)
Additions to long-term debt	-	325,401
Payments of long-term debt	(100,800)	(336,201)
Restricted cash used for payment of long-term debt	20,000	-
Payments of cash dividends	(5,844)	(23,255)
Other	(8)	-
Net cash used by financing activities	(86,652)	(37,420)

Net increase (decrease) in cash and cash equivalents	(9,124)	65,625
Cash and cash equivalents at beginning of period	118,764	26,565
Cash and cash equivalents at end of period	$109,640	$92,190

Supplemental disclosure:

Cash payments for income taxes, net	$7,958	$4,154

Cash payments for interest expense	$10,747	$30,905

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share information)
(unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q. In addition, the year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated financial statements consist of the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

On October 16, 2007 we announced our intent to divest Hickory Business Furniture (“HBF”) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. This transaction was completed in the first quarter of 2008 and this business unit has been reflected as a discontinued operation.

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

During the three months ended September 30, 2008, we acquired 12 stores from three of our dealers for total consideration of $1,799. The acquisitions were asset purchases consisting mainly of inventories and fixed assets and the assumption of certain liabilities, primarily customer deposits.

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

We have been executing plans to reduce our domestic manufacturing capacity since 2001. As of September 30, 2008, we have closed, consolidated, or reconfigured 38 manufacturing facilities. In addition we have closed 20 retail stores since the fourth quarter of 2007. Qualifying assets related to restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $804 at September 30, 2008 and $1,054 at December 31, 2007. Restructuring charges included in the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restructuring charges (benefits):
Costs to shutdown, cleanup,
and vacate facilities	$586	$117	$586	$497
One-time termination costs	1,713	1,093	1,787	3,415
Asset sale gains, net of
impairment charges	768	(50)	(457)	(133)
Lease termination and idle store
occupancy costs	9,929	-	23,349	-
Total restructuring charges	$12,996	$1,160	$25,265	$3,779

Statement of Operations classification:
Cost of sales	$2,689	$1,081	$2,781	$2,661
Selling, general and
administration expenses	10,307	79	22,484	1,118
Total restructuring charges	$12,996	$1,160	$25,265	$3,779

Accrued lease termination costs as of September 30, 2008 were $20,670 of which $3,414 were included in other accrued expenses and $17,256 were included in other long-term liabilities. At December 31, 2007, accrued lease termination costs were $7,217 and were included in other long-term liabilities. In October 2008 we announced the closing of eight additional stores. Costs associated with the closing of these stores, including any lease termination costs, will be recorded in the fourth quarter.

(5)	INVENTORIES

Inventories are summarized as follows:
	September 30,	December 31,
	2008	2007
Raw materials	$92,984	$94,061
Work-in-process	24,019	24,005
Finished products	273,527	283,236
	$390,530	$401,302

(6)	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:
	September 30,	December 31,
	2008	2007
Land	$21,441	$16,964
Buildings and improvements	232,792	225,352
Machinery and equipment	274,581	268,862
	528,814	511,178
Less: accumulated depreciation	349,099	332,614
	$179,715	$178,564

(7)	DEBT

Debt consists of the following:

	September 30,	December 31,
	2008	2007
Revolving credit facility – secured	$200,000	$300,000
Other	-	800
Total debt	200,000	300,800
Less: current maturities	-	20,800
Long-term debt	$200,000	$280,000

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year secured revolving credit facility with a commitment of $550,000 (reduced by the Company to $450,000 on August 28, 2008) subject to a borrowing base of certain eligible accounts receivable and inventory. The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability thresholds in the next twelve months. The facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100,000, with cash borrowings limited by the facility’s borrowing base amount less letters of credit outstanding. As of September 30, 2008, there were $200,000 of cash borrowings and $21,070 in letters of credit outstanding. Based upon our borrowing base as of September 30, 2008, we could have borrowed an additional $28,200.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 0.5%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate was 1.25% for the first six months of the facility and thereafter fluctuates with excess availability. On March 12, 2008, the applicable margin was adjusted to 1.50%. As of September 30, 2008, loans outstanding under the secured revolving credit facility consisted of $200,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 4.46%.

(8)	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2008	2007
Pension liability	$49,116	$50,899
Other	69,285	71,014
	$118,401	$121,913

Other long-term liabilities include the non-current portion of accrued workers compensation, accrued rent, accrued environmental liabilities, accrued tax liabilities, deferred compensation, accruals for long-term incentive plans and various other non-current liabilities.

(9)	RETIREMENT PLANS

The components of net periodic pension cost for Company-sponsored defined benefit plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$340	$1,125	$2,654	$3,374
Interest cost	6,137	6,337	19,305	19,011
Expected return on plan assets	(6,918)	(6,566)	(20,707)	(19,698)
Net amortization and deferral	144	1,292	2,134	3,804
Net periodic pension cost	$(297)	$2,188	$3,386	$6,491

As of December 31, 2005, we amended the defined benefit plans, freezing and ceasing future benefits as of that date. Certain transitional benefits are being provided to participants who have attained age 50 and completed ten years of service as of December 31, 2005. The decrease in pension expense for the three month and nine month periods was due to the reduction in our workforce receiving these transitional benefits resulting in a decrease in service costs and projected benefit obligation. We made a contribution of $12,000 to the plan in the third quarter of 2007 and we expect to make future contributions as required by funding regulations. Due to current economic conditions and related impacts on the value of the plan assets, we may be required to increase the pension liability as of December 31, 2008. This would result in a charge to accumulated other comprehensive income which would lower stockholders’ equity. We also expect to make a pension contribution in 2009; however, the amount of the contribution will not be determined until the first quarter of 2009.

Effective January 1, 2006, retirement benefits are provided to substantially all employees through increased matching contributions to our 401(k) plan. Total pension and 401K retirement costs for the three months and nine months ended September 30, 2008 were $1,823 and $10,405, respectively, compared to $4,593 and $14,404 for the three months and nine months ended September 30, 2007.

(10)	STOCK OPTIONS AND RESTRICTED STOCK AWARDS

A summary of stock option activity for the nine months ended September 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	3,262,617	$23.25
Granted	829,000	11.19
Exercised	-	-
Forfeited or expired	(409,875)	23.12
Outstanding at September 30, 2008	3,681,742	$20.55

The weighted average fair value per share for stock options granted during the nine months ended September 30, 2008 was $3.91. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the valuation of these options.

Risk-free interest rate	2.6%
Expected dividend yield	1.4%
Expected life (in years)	5.1
Expected volatility	41.1%

Non-vested restricted stock and restricted stock unit activity is presented below.

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2007	197,867	$16.63
Granted	344,559	11.55
Vested	(13,834)	15.72
Forfeited	(58,391)	19.04
Outstanding at September 30, 2008	470,201	$12.64

(11)	COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(41,721)	$(13,656)	$(32,049)	$(4,971)
Other comprehensive income (loss), net of tax:
Pension liability	576	747	1,728	2,242
Foreign currency translation	(968)	510	(2,561)	1,626
Other comprehensive income (loss)	(392)	1,257	(833)	3,868
Total comprehensive loss	$(42,113)	$(12,399)	$(32,882)	$(1,103)

The components of accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2008	2007
Pension liability, net of tax benefits	$(29,410)	$(31,138)
Foreign currency translation	1,612	4,173
Accumulated other comprehensive expense	$(27,798)	$(26,965)

(12)	EARNINGS PER SHARE

Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	3,681,742	3,343,800	3,681,742	3,343,800
Average exercise price	$20.55	$24.18	$20.55	$24.18

(13)	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service commenced an examination of our United States income tax returns for 2005 in the first quarter of 2007 that is anticipated to be completed during 2009.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, and related interpretations. As of September 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits was $10,737 and $9,559, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $8,002 and $7,000 as of September 30, 2008 and December 31, 2007, respectively.  We believe it is reasonably possible we will recognize tax benefits of up to $1,407 within twelve months related to the anticipated expiration of statutes of limitations.

The total amount of interest expense related to uncertain tax positions recognized in the statement of operations for the nine months ended September 30, 2008 and September 30, 2007 was $830 and $768, respectively. Penalties recognized during the nine months ended September 30, 2008 and September 30, 2007 were $206 and $321, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The statement of financial position as of September 30, 2008 and December 31, 2007 includes accrued interest of $3,460 and $2,670, respectively, and accrued penalties of $825 and $619, respectively, related to uncertain tax positions.

The income tax provision for the three months and nine months ended September 30, 2008 includes a valuation allowance of $3,000 related to certain deferred state income tax assets.

(14)	INTANGIBLE ASSETS

Intangible assets consist of goodwill and trademarks. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually in the fourth quarter or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.

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

We are the prime tenant for operating leases or have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future rent payments applicable to these leases and guarantees at September 30, 2008 were $81,688. In the three months ended September 2008 we considered certain of these dealers to be at risk of default and we recorded a liability of $5,319 to cover estimated losses on these leases.

(16)	CHANGE IN ESTIMATES

We had three material changes in estimates during the third quarter of 2008 related to changes in the allowances for doubtful accounts, changes in the accrual for lease termination costs (including expected costs related to certain dealer leases discussed in Note 15) and changes in inventory valuation allowances. The allowance for doubtful accounts was increased by $13,630, the accrual for lease termination costs was increased by $6,422 and inventory valuation allowances were increased by $15,600. The increases in estimates were required due to deteriorating economic conditions and our decision to accelerate the disposal of slow moving inventory.

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

On March 29, 2008, we closed the sale of HBF for $75,000 resulting in a gain of $28,868, which is net of income tax expense of $19,247.

Selected financial data for discontinued operations through date of sale is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$-	$15,497	$15,348	$48,037

Earnings before income tax expense	$-	$2,409	$1,734	$7,241
Net earnings	$-	$1,476	$1,052	$4,437

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

We have been executing plans to reduce our domestic manufacturing capacity and exit unprofitable retail locations. As of September 30, 2008, we have closed, consolidated, or reconfigured 38 domestic case goods and upholstery manufacturing facilities and closed 20 retail locations. In October 2008 we announced the closing of eight additional retail locations. We currently own and operate 18 manufacturing facilities, located in North Carolina, Mississippi, and Virginia.

We source products from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We also own and operate two offshore manufacturing facilities located in the Philippines and Indonesia.

On October 16, 2007 we announced our intent to divest Hickory Business Furniture (HBF) a wholly owned subsidiary that designs and manufactures business furniture in the mid- to upper-price range. The sale was completed on March 29, 2008 and this business unit has been reflected as a discontinued operation.

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Selected financial information for the three and nine months ended September 30, 2008 and 2007 is presented below (in millions except share and per share data):

	Three Months Ended
	September 30, 2008		September 30, 2007
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$412.8	100.0%	$500.8	100.0%
Cost of sales	345.6	83.7	397.8	79.4
Gross profit	67.1	16.3	103.0	20.6
Selling, general and administrative expenses	129.2	31.3	107.2	21.4
Loss from operations	(62.1)	(15.0)	(4.2)	(0.8)
Interest expense	2.9	0.7	20.6	4.1
Other income, net	1.4	0.3	1.6	0.3
Loss from continuing operations before income tax benefit	(63.6)	(15.4)	(23.1)	(4.6)
Income tax benefit	(21.9)	(5.3)	(8.0)	(1.6)
Net loss from continuing operations	$(41.7)	(10.1)%	$(15.1)	(3.0)%

Net loss from continuing operations per common share – basic and diluted	$(0.86)		$(0.31)

	Nine Months Ended
	September 30, 2008		September 30, 2007
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$1,339.8	100.0%	$1,577.3	100.0%
Cost of sales	1,061.3	79.2	1,246.5	79.0
Gross profit	278.5	20.8	330.8	21.0
Selling, general and administrative expenses	363.2	27.1	320.4	20.3
Earnings (loss) from operations	(84.7)	(6.3)	10.4	0.7
Interest expense	9.9	0.7	31.9	2.0
Other income, net	4.7	0.3	8.0	0.5
Loss from continuing operations before income tax benefit	(89.9)	(6.7)	(13.4)	(0.9)
Income tax benefit	(27.9)	(2.1)	(4.0)	(0.3)
Net loss from continuing operations	$(62.0)	(4.6)%	$(9.4)	(0.6)%

Net loss from continuing operations per common share – basic and diluted	$(1.27)		$(0.19)

Net sales for the three months ended September 30, 2008 were $412.8 million, compared to $500.8 million in the three months ended September 30, 2007, a decrease of $88.0 million or 17.6%. Net sales for the nine months ended September 30, 2008 were $1,339.8 million, compared to $1,577.3 million in the nine months ended September 30, 2007, a decrease of $237.5 million or 15.0%.  The decrease in net sales in both the three and nine month periods was driven by weak retail and economic conditions and the decision not to drive sales through the use of discounts.

Gross profit for the three months ended September 30, 2008 was $67.1 million compared to $103.0 million for the three months ended September 30, 2007. Gross profit for the nine months ended September 30, 2008 was $278.5 million compared to $330.8 million for the nine months ended September 30, 2007. The decline in gross profit in both the three month and nine month periods is attributable to lower sales volume, partially offset by decreased sales price discounting, and the impact of 31 stores acquired in the nine months ending September 30, 2008. Gross margins decreased from 20.6% and 21.0% for the three months and nine months ended September 30, 2007, respectively, to 16.3% and 20.8% for the three months and nine months ended September 30, 2008, respectively. This decrease was mainly attributable to inventory reserves ($15.6 million) recorded in the three months ended September 30, 2008, partially offset by the store acquisitions.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $129.2 million compared to $107.2 million in the three months ended September 30, 2007. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $363.2 million compared to $320.4 million for the nine months ended September 30, 2007.  The increase in selling, general and administrative costs was mainly attributable to additional retail stores (a net increase of 13 stores), increased bad debt expenses ($13.6 million), additional charges taken to adjust the fair value of lease termination costs for closed stores as well as subleases for dealers at risk of default ($6.4 million), operating expenses for closed stores, professional fees associated with proxy advisory services, and professional fees associated with the implementation of our shared services strategies. Included in selling, general and administrative expenses for the three months and nine months ended September 30, 2007 is a $7.1 million impairment charge to adjust the book value of certain trade names to fair value. As a percentage of net sales selling, general and administrative expenses increased from 21.4% and 20.3% for the three months and nine months ended September 30, 2007, respectively, to 31.3% and 27.1% for the three months and nine months ended September 30, 2008, respectively. These increases are the combined result of the decline in net sales and the increases in selling, general and administrative costs as described above.

Interest expense totaled $2.9 million and $9.9 million for the three months and nine months ended September 30, 2008, respectively, compared to $20.6 million and $31.9 million for the three months and nine months ended September 30, 2007, respectively. Included in interest expense for the three months and nine months ended September 30, 2007 was $14.6 million and $15.2 million for the amortization of a make-whole payment due to the August 2007 refinancing of our long-term debt. (See “Financial Condition—Financing Arrangements” for further discussion of our debt refinancing.) Interest expense also decreased due to lower interest rates on reduced long-term debt balances.

Other income, net consists of the following (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income	$1.6	$1.6	$4.8	$3.4
Gain on termination of hedge accounting	-	-	-	4.1
Other	(0.2)	-	(0.1)	0.5
	$1.4	$1.6	$4.7	$8.0

Interest income includes interest received on short-term investments, notes receivable and past due accounts receivable.

The effective income tax rate for continuing operations was 31.0% for the nine months ended September 30, 2008 and 30.0% for the nine months ended September 30, 2007. The change in the effective tax rate was primarily due to state and foreign pretax losses with no associated tax benefits and reduced Federal tax credits. In addition, the income tax provision for the three months and nine months ended September 30, 2008 includes a valuation allowance of $3.0 million related to certain deferred state income tax assets.

Loss per common share from continuing operations were $(0.86) and $(1.27) for the three months and nine months ended September 30, 2008, respectively, compared to $(0.31) and $(0.19) for the three months and nine months ended September 30, 2007, respectively. Weighted average common shares outstanding used in the calculation of net earnings per common share were 48,794,000 and 48,720,000 for the three months and nine months ended September 30, 2008, respectively, and 48,498,000 and 48,427,000 for the three months and nine months ended September 30, 2007, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Cash and cash equivalents at September 30, 2008 were $109.6 million, compared to $118.8 million at December 31, 2007. For the nine months ended September 31, 2008, net cash provided by operating activities totaled $26.5 million compared to net cash provided by operating activities of $103.4 million in the nine months ended September 30, 2007. Cash flow from operations decreased due to increased operating losses. Net cash provided by investing activities totaled $51.1 million for the nine months ended September 30, 2008 compared to net cash used of $0.3 million for the nine months ended September 30, 2007. This increase in cash provided is attributed to the sale of HBF for $73.4 million ($75.0 million less expenses of the sale transaction). Net cash used by financing activities totaled $86.7 million for the nine months ended September 30, 2008 compared to $37.4 million in the prior year period. Financing activities in the current year included debt payments of $100.8 million, partially offset by the $20.0 million reduction in restricted cash used for payment of debt and dividend payments of $5.8 million. Financing activities in the same period of the prior year included debt payments, net of cash borrowings of $10.8 million and dividend payments of $23.3 million. On October 30, 2008 the Board of Directors elected to suspend the Company’s quarterly dividend until further notice. The Company anticipates redirecting the approximately $8.0 million annual dividend to reduce long-term debt and for other corporate purposes.

Working capital was $613.7 million at September 30, 2008, compared to $712.5 million at December 31, 2007. The current ratio was 4.3-to-1 at September 30, 2008, compared to 4.8-to-1 at December 31, 2007. The decrease in working capital was primarily the reduction in accounts receivable which is attributed to the lower sales levels and quicker payments in the three months ended September 30, 2008 compared to the three months ended December 31, 2007.

We made a contribution of $12,000 to the pension plan trust fund in the third quarter of 2007 and we expect to make future contributions as required by funding regulations. Due to current economic conditions and related impacts on the value of plan assets, we may be required to increase the pension liability as of December 31, 2008. This would result in a charge to accumulated other comprehensive income which would lower stockholders’ equity. We also expect to make a pension contribution in 2009; however, the amount of the contribution will not be determined until the first quarter of 2009.

Financing Arrangements

Debt consists of the following (in millions):
	September 30, 2008	December 31, 2007
Revolving credit facility – secured	$200.0	$300.0
Other	-	0.8
Total debt	200.0	300.8
Less: current maturities	-	20.8
Long-term debt	$200.0	$280.0

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a 5-year secured revolving credit facility with a commitment of $550.0 million (reduced by the Company to $450.0 million on August 28, 2008) subject to a borrowing base of certain eligible accounts receivable and inventory. The revolving credit facility is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory and cash. Availability under the facility will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability falls below certain thresholds. We currently would not comply with the fixed charge coverage ratio; however, we do not expect to fall below the required excess availability thresholds in the next twelve months. The facility allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100.0 million, with cash borrowings limited by the facility’s borrowing base amount less letters of credit outstanding. As of September 30, 2008, there were $200.0 million of cash borrowings and $21.1 million in letters of credit outstanding. Based upon our borrowing base as of September 30, 2008 we could have borrowed an additional $28.2 million.

Cash borrowings under the secured revolving credit facility will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 0.5%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate was 1.25% for the first nine months of the facility and thereafter fluctuates with excess availability. On March 12, 2008, the applicable margin was adjusted to 1.50%. As of September 30, 2008, loans outstanding under the secured revolving credit facility consisted of $200.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 4.46%. We believe that the revolving credit facility along with our current cash position will be adequate to meet our liquidity requirements for the foreseeable future.

Contractual Obligations and Other Commitments

Off-Balance Sheet Arrangements

We are the prime tenant for operating leases or have provided guarantees related to store leases for certain independent dealers opening Company-branded stores. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. The total future rent payments applicable to these leases and guarantees at September 30, 2008 were $81.7 million. In the three months ended September 2008 we considered certain of these dealers to be at risk of default and we recorded a liability of $5.3 million related to estimated losses on these leases.

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

In connection with the closing of 18 retail stores in December 2007, we are adding “Lease Termination Costs” as a critical accounting policy.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our floating rate secured revolving credit facility and interest income on our cash equivalents. If interest rates increased 10% (i.e. – 45 basis points at our current weighted average interest rate), our interest expense would increase by $0.9 million annually.

Item 4.                      CONTROLS AND PROCEDURES

(a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b)
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 6.                      EXHIBITS

3.1
Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to Furniture Brands International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2
By-Laws of the Company revised and amended to August 7, 2008. (Incorporated by reference to Exhibit 3.1 to Furniture Brands International, Inc.’s Current Report on Form 8-K, dated August 13, 2008 and filed August 13, 2008.)

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

Furniture Brands International, Inc.
(Registrant)

By:	/s/ Steven G. Rolls
Steven G. Rolls Chief Financial Officer (On behalf of the registrant and as principal financial officer)

Date: November 7, 2008

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2	By-Laws of the Company revised and amended to August 7, 2008. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 13, 2008 and filed August 13, 2008)

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

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND RULE 13a – 14a OF THE SECURITIES EXCHANGE ACT OF 1934

I, Ralph P. Scozzafava, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Furniture Brands International, Inc.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this  report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Signature:	/s/ Ralph P. Scozzafava
Ralph P. Scozzafava Chief Executive Officer
Date:	November 7, 2008

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND RULE 13a – 14a OF THE SECURITIES EXCHANGE ACT OF 1934

I, Steven G. Rolls, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Furniture Brands International, Inc.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Signature:	/s/ Steven G. Rolls
Steven G. Rolls Chief Financial Officer
Date:	November 7, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Furniture Brands International, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph P. Scozzafava Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signature:	/s/ Ralph P. Scozzafava
Ralph P. Scozzafava Chief Executive Officer

Date:	November 7, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Furniture Brands International, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven G. Rolls, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signature:	/s/ Steven G. Rolls
Steven G. Rolls Chief Financial Officer

Date:	November 7, 2008