Form 10-K
period 2008-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2009-03-02
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-00091
Furniture Brands International, Inc.
(Exact Name of registrant as specified in its charter)

Delaware	43-0337683

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 North Brentwood Blvd., St. Louis, Missouri	63105

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (314) 863-1100
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock — $1.00 Stated Value	New York Stock Exchange
with Preferred Stock Purchase Rights
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $651,921,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
48,768,577 shares as of January 31, 2009
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on May 7, 2009 are incorporated by reference in Part III.

FURNITURE BRANDS INTERNATIONAL
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I
Item 1. Business
Furniture Brands International, Inc. is a Delaware corporation organized in 1921 as a holding company, which through its subsidiaries is becoming a vertically integrated operating company that is one of the nation’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.
Through these brands, we design, manufacture, source, market, and distribute (i) case goods, consisting of bedroom, dining room, and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals, and chairs, (iii) motion upholstered furniture, consisting of recliners and sleep sofas, (iv) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers, and home office furniture, and (v) decorative accessories and accent pieces. Our brands are featured in nearly every price and product category in the residential furniture industry.
We discuss our products and business in the following sections. Unless the context requires otherwise, references to “we,” “us,” “our,” and the “company” refer to Furniture Brands International, Inc. and its subsidiaries.
BRANDS AND PRODUCTS
Each of our brands designs, manufactures, sources, and markets home furnishings, targeting specific customers in relation to style and price point.
•
Broyhill has collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles and product categories including bedroom, dining room, living room, occasional, youth, home office, and home entertainment.

•	Lane focuses primarily on mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.
•	Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges and also manufactures and markets promotional-priced case goods and ready-to-assemble furniture.
•	Drexel Heritage markets both case goods and upholstered furniture under the brand names Heritage, Drexel, and dh, in categories ranging from mid- to premium-priced.
•	Henredon specializes in both wood furniture and upholstered products in the premium-price category.
•	Hickory Chair manufactures a premium-priced brand of wood and upholstered furniture, offering traditional and modern styles.
•	Pearson offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.
•	Laneventure markets a premium-priced outdoor line of wicker, rattan, bamboo, exposed aluminum, and teak furniture.
•
Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories, and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names.

In 2008 we sold Hickory Business Furniture, a wholly owned subsidiary that designs and manufactures business furniture, in order to focus on the home furnishings business.

DISTRIBUTION
Our breadth of product and national scope of distribution enable us to service retailers ranging in size from small, independently owned furniture stores to national and regional department stores and chains. The residential furniture retail industry has consolidated in recent years, displacing many small local and regional furniture retailers with larger chains and specialty stores. We believe our relative size and the strength of our brand names offers us an important competitive advantage in this new environment.
Our primary avenue of distribution continues to be through a diverse network of independently owned, full-line furniture retailers. Although a number of these retailers have been displaced in recent years, this network remains an important part of our distribution base.
We also have dedicated gallery programs. In this approach, retailers employ a consistent concept where products are displayed in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. Each of our brands offer services to retailers to support their marketing efforts, including coordinated national advertising, merchandising and display programs, and dealer training.
We have further developed our dedicated distribution channel of single-brand retail Thomasville Home Furnishings Stores. These stores consist of company or dealer-owned retail locations that exclusively feature a single brand. We believe distributing our Thomasville products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel, and encourages the purchase of multiple items per visit. We believe this ownership brings us closer to the consumer, gives us greater line of sight into developing tastes and trends in the marketplace, and helps us better understand the challenges facing the independent retailers with whom we do the majority of our business.
Additionally, we have developed significant relationships and sales accounts with large national department stores and specialty stores. This distribution channel is an increasingly important part of our distribution base.
We also continue to explore opportunities to expand international sales and to distribute through non-traditional channels such as wholesale clubs, catalog retailers, and the Internet.
Trade showrooms are located in Thomasville and High Point, North Carolina; Chicago, Illinois; Las Vegas, Nevada; and Tupelo, Mississippi.

Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-K, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores that were open at the end of fiscal 2008 and 2007 and all other retail for the time period indicated:

	Thomasville Stores (a)			All Other Retail (b)
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2008	2007		2008		2007

Net sales	$61,319	$29,585		$73,778		$97,799

Cost of sales	38,590	21,304		46,932		61,949

Gross profit	22,729	8,281		26,846		35,850

Selling, general, and administrative expenses	36,912	15,218		80,254		69,024

Operating loss	$(14,183)	$(6,937)		$(53,408)		$(33,174)

Number of stores at end of year	44	12		(b	)	(b	)
Same-store-sales(c):
Annual percentage increase/(decrease)	(4.53)%	(d	)	(d	)	(d	)
Number of stores in same-store-sales	12

a)	This supplemental data includes only open Thomasville retail store locations.

b)
This supplemental data includes the retail stores for our other brands. As of December 31, 2008, we had sixteen company-owned retail stores other than Thomasville consisting of one Broyhill store, four Lane stores, ten Drexel Heritage stores, and one Henredon store. This data also includes costs associated with closed retail locations including occupancy costs, lease terminations costs, and costs associated with lease liability of $39.9 million and $14.9 million in 2008 and 2007, respectively.

c)	Same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

d)	Not meaningful due to the small number of stores in the same-store calculation.
In addition to the above company-owned stores, there were 95 and 135 Thomasville and 32 and 40 Drexel Heritage dealer-owned stores at the end of fiscal 2008 and 2007, respectively.
MANUFACTURING AND SOURCING
We have a blended manufacturing strategy including a mix of domestic production with products sourced from offshore. Our domestic production includes the operation of 16 case goods, upholstery, and component manufacturing facilities, located in North Carolina, Mississippi, and Virginia. We also operate manufacturing facilities in the Philippines and Indonesia. These facilities total approximately 8.7 million square feet. For additional information on our principal properties, see Item 2 of this Form 10-K.
A significant portion of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We have informal strategic relationships with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers’ capacity, subject to our quality control and delivery standards. During 2008, two of these manufacturers represented 25% and 15% of imported product and three other manufacturers represented in excess of 5% each.

On January 1, 2009, we replaced third-party management of our Asia sourcing operations with FBN Asia. This group of more than 250 company employees now has primary responsibility for quality control, sourcing of raw materials and finished goods, and logistics.
RAW MATERIALS AND SUPPLIERS
The raw materials used in manufacturing our products include lumber, veneers, plywood, fiberboard, particleboard, steel, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics, leathers, metals, stone, synthetics and upholstered filling material (such as synthetic fibers, foam padding, and polyurethane cushioning). The various types of wood used in our products include cherry, oak, maple, pine, pecan, mahogany, alder, ash, poplar, and teak. We purchase wood, fabrics, leathers, and other raw materials both domestically and abroad. We believe our supply sources for these materials are adequate and interchangeable. In addition, by consolidating our purchasing of various raw materials and services, we have been able to realize cost savings.
We have no long-term supply contracts and we have experienced no significant problems in supplying our operations. Although we have strategically selected our suppliers of raw materials, we believe there are a number of other sources available, contributing to our ability to obtain competitive pricing. Prices fluctuate over time depending upon factors such as supply, demand, and weather. Increases in prices may have a short-term impact on our profit margins.
We purchase the majority of raw materials for promotional and ready-to-assemble products domestically, although we purchase paper and certain hardware abroad. We believe our proximity to and relationship with suppliers is advantageous for the sourcing of such materials.
MARKETING AND ADVERTISING
We use advertising to increase consumer awareness of our brand names and motivate purchases of our products. Our advertising is targeted to specific consumer segments through national and regional television as well as leading home furnishing and other popular magazines. Each brand uses several advertising techniques. First, each brand uses focused advertising in major markets to create buying urgency around its products and specific sale events and to provide store location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency. Also, each of our brands seeks to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focuses its marketing efforts on prime potential customers utilizing consumer segmentation data and customer comments from our websites and from each brand’s toll-free telephone number. In addition, each brand maintains a website to promote its products and drive consumers to retail stores.
MANAGEMENT AND EMPLOYEES
As of December 31, 2008, we employed approximately 8,100 full-time employees worldwide. None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good.
ENVIRONMENTAL MATTERS
We are subject to a wide range of federal, state, and local laws and regulations relating to protection of the environment, worker health and safety, and the emission, discharge, storage, treatment, and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and the Comprehensive Environmental, Response, Compensation, and Liability Act. Certain of our operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, we closely monitor environmental performance at all of our facilities. We believe we are in substantial compliance with all environmental laws. In our opinion, our ultimate liability, if any, under all such laws is not reasonably likely to have a material adverse effect upon our consolidated financial position or results of operations other than potential exposures with respect to which monitoring or cleanup requirements may change over time.

COMPETITION
The residential furniture industry is highly competitive. Our products compete against domestic manufacturers, importers, and foreign manufacturers entering the United States market; as well as increased direct importing by some larger retailers. Our competitors include: Ashley Furniture Industries, Inc.; La-Z-Boy Incorporated; Ethan Allen Interiors Inc., and many other home furnishings retailers and manufacturers. The elements of competition include price, style, quality, service, brand, and marketing.
BACKLOG
The combined backlog of our operating companies as of December 31, 2008 was approximately $170 million compared to approximately $236 million as of December 31, 2007. Backlog consists of orders believed to be firm for which a customer purchase order has been received. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
TRADEMARKS AND TRADE NAMES
We utilize trademarks and trade names extensively to promote brand loyalty among consumers. We view such trademarks and trade names as valuable assets and we aggressively protect our trademarks and trade names by taking appropriate legal action against anyone who infringes upon or misuses them.
Our primary trademarks and trade names are: Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith, Vignettes, and Creative Interiors.
WORKING CAPITAL
For information regarding working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Discussion and Liquidity – Liquidity”, in Part II, Item 7 of this Form 10-K .
INTERNET ACCESS
Forms 10-K, 10-Q, 8-K, and all amendments to those reports are available without charge through our website as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission. Our website can be accessed at furniturebrands.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position Held
Ralph P. Scozzafava	50	Chairman of the Board and Chief Executive Officer
Steven G. Rolls	54	Senior Vice President and Chief Financial Officer
Mary E. Sweetman	45	Senior Vice President, Human Resources
Jon D. Botsford	54	Senior Vice President, General Counsel and Corporate Secretary
Raymond J. Johnson	53	Senior Vice President, Global Supply Chain
Richard R. Isaak	41	Controller and Chief Accounting Officer
Jeffrey L. Cook	53	President-Broyhill Furniture Industries, Inc.
William G. Holliman	43	President-Lane Furniture Industries, Inc.
Edward D. Teplitz	47	President-Thomasville Furniture Industries, Inc.
Daniel R. Bradley	52	President-Furniture Brands Designer Group
Ralph P. Scozzafava has served as Chairman of the Board since May 2008 and as a director since June 2007. Since January 2008, Mr. Scozzafava has also served as Chief Executive Officer of our company, and from June 2007 to January 2008, he served as Vice Chairman and Chief Executive Officer- designate. Prior to joining our company, Mr. Scozzafava was employed at Wm. Wrigley Jr. Company since 2001, where he held several positions, most recently, serving as Vice President- Worldwide Commercial Operations from March 2006 to June 2007, and as Vice President & Managing Director – North America/Pacific from January 2004 to March 2006.
Steven G. Rolls has served as our Senior Vice President and Chief Financial Officer since April 2008. Prior to joining our company, Mr. Rolls served as Chief Financial Officer of Global Energy, Inc., a privately held environmental technology company, from February 2006 to March 2008. Prior to joining Global Energy, Mr. Rolls was employed at Convergys Corporation since 1998, most recently as Executive Vice President of the Customer Management Group from 2002 to February 2006.
Mary E. Sweetman has served as our Senior Vice President, Human Resources since May 2007, after joining us as Vice President, Human Resources in January 2006. Prior to joining us, Ms. Sweetman was employed at Monsanto Company for more than 14 years, most recently as Vice President of Human Resources, International from February 2005 to December 2005.
Jon D. Botsford has served as Senior Vice President, General Counsel and Corporate Secretary of our company since February 2008. Prior to joining us, Mr. Botsford was employed at Steelcase, Inc. for more than 20 years, and most recently, served as Senior Vice President, Chief Legal Officer and Secretary from March 1999 to March 2007.
Raymond J. Johnson joined our company in February 2009 as our Senior Vice President, Global Supply Chain. Prior to joining our company, has was employed at Newell Rubbermaid, Inc. from November 2002 to February 2009, most recently as President, Global Manufacturing and Supply Chain from February 2005 to February 2009, and Group Vice President, Manufacturing from November 2003 to February 2005. Prior to this, Mr. Johnson was General Manager of the General Products Division, a Business Unit of Eaton Corporation, from 2001 to 2002, Vice President, Engineering and Operations of True Temper Sports, Inc. from 1999 to 2001, and Vice President and General Manager of the Diversified Products Division of Technimark, Inc. from 1998 to 1999. From 1983 to 1998, Mr. Johnson held a variety of positions with increasing responsibility at The Black and Decker Corporation, ending as the Vice President of North American Manufacturing.

Richard R. Isaak joined our company in April 2007 and has served as our Controller and Chief Accounting Officer since May 2007. Prior to joining our company, Mr. Isaak was employed at Panera Bread Company since March 2003, most recently, serving as Vice President, Controller, and Chief Accounting Officer from August 2004 to April 2007, and as Director of Accounting and Reporting prior to August 2004. Prior to joining Panera, Mr. Isaak was an auditor with Ernst & Young LLP.
Jeffrey L. Cook has served as President of Broyhill Furniture Industries, Inc., a subsidiary of our company, since March 2007. Prior to joining Broyhill, Mr. Cook served as President of Magnussen Home Furnishings, Inc. from December 1999 to February 2007. Prior to this, Mr. Cook has held various positions within the furniture industry for more than 30 years.

William G. Holliman has served as President of Lane, a subsidiary of our company, since August 2007. Prior to this, Mr. Holliman has held various positions of increasing responsibility with Lane since 1987, including Executive Vice President of Procurement and Supply from October 2005 to August 2007, and Executive Vice President of Sales and Marketing from March 2004 to October 2005. Mr. Holliman is the son of Wilbert G. Holliman, a director of our company and the former Chairman and Chief Executive Officer of our company.
Edward D. Teplitz has served as President of our subsidiary, Thomasville Furniture Industries, Inc., since October 2007. Prior to joining us, Mr. Teplitz served in various positions within Ethan Allen Interiors, Inc. for six years, most recently, as the Vice President, Retail Division, from May 2003 to June 2007, and Executive Vice President of Ethan Allen Retail Inc. from 2005 to June 2007. Prior to this, Mr. Teplitz was an Ethan Allen licensee and was employed in the corporate finance department of E.F. Hutton & Company and FLIC (USA), Inc.
Daniel R. Bradley has served as President of our Furniture Brands Designer Group since November 2007. Prior to joining us, Mr. Bradley served as President and Chief Executive Officer of Ferguson, Copeland, LTD from May 2006 to October 2007, and as President of Baker Knapp & Tubbs from May 2002 to May 2006. From 1989 to 2002, Mr. Bradley held various positions with Henredon, including Vice President General Manager Case-Goods Division.
Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to any applicable employment agreement and his or her earlier death, resignation or removal.

Item 1A. Risk Factors
The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company. You should carefully consider the risks described below in addition to all other information provided to you in this document and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially and adversely affect our business, results of operations, and financial condition.
The current economic downturn could continue to result in a decrease in our future sales, earnings, and liquidity.
Economic conditions have recently deteriorated significantly in the United States, and worldwide, and may remain depressed for the foreseeable future. These conditions have resulted in a decline in our sales and earnings and could continue to impact our sales and earnings in the future. Sales of residential furniture are impacted by downturns in the general economy primarily due to decreased discretionary spending by consumers. The general level of consumer spending is affected by a number of factors, including, among others, general economic conditions, inflation, and consumer confidence, all of which are generally beyond our control. Consumer purchases of residential furniture decline during periods of economic downturn, when disposable income is lower. The economic downturn also impacts retailers, our primary customers, resulting in the inability of our customers to pay amounts owed to us. In addition, if our retail customers are unable to sell our product or are unable to access credit, they may experience financial difficulties leading to bankruptcies, liquidations, and other unfavorable events. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our future sales, earnings, and liquidity would likely be adversely impacted.
Current market returns have had a negative impact on the return on plan assets for our pension plans, which may require significant funding.
As widely reported, financial markets have experienced extreme disruption in recent months. As a result of this disruption in the domestic and international equity and bond markets, the asset values of our pension plans have decreased approximately 20% during 2008. We are unable to predict the severity or the duration of the current disruptions in the financial markets and the adverse economic conditions. Due to the widespread nature of the market disruption, in December 2008, the federal government passed legislation that provides for temporary relief from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our funding requirements for 2009 are not significant. Nevertheless, the funded status of these plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. In addition, if the relief provided by the federal government is no longer applicable to our pension plans, this loss of asset value may necessitate significantly increased funding of the plans in the future to meet minimum federal government requirements. Any continued downward pressure on the asset values of these plans, or the failure of these assets to recover in value, may require us to fund obligations earlier than we had originally planned, which would have a negative impact on cash flows from operations.
Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales and earnings.
The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, some of which offer widely advertised, well-known, branded products, and large retail furniture dealers who offer their own store-branded products. Competition in the residential furniture industry is based on pricing of products, the quality of products, the style of products, perceived value, service to the customer, promotional activities, and advertising. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales and earnings. In addition, due to competition, we may not be able to maintain or to raise the prices of our products in response to inflationary pressures such as increasing costs. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. These and other competitive pressures would likely result in a decrease in our sales and earnings.

An inability to forecast demand or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in our future sales and earnings.
Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes that can change rapidly. If we are unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner or to otherwise forecast demand accurately, we may lose sales and have excess inventory (both raw materials and finished goods), both of which could result in a decrease in our earnings.
A failure to achieve our projected mix of product sales could result in a decrease in our future earnings.
Our products are sold at varying price points and levels of profit. An increase in the sales of our lower profit products at the expense of the sales of our higher profit products could result in a decrease in our earnings.
Business failures of large dealers, a group of customers or our own retail stores could result in a decrease in our future sales and earnings.
Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. At December 31, 2008, we had a receivable balance of $178.6 million. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to record receivable reserves, which would decrease earnings. For example, in 2008, we increased our receivable reserves by $35.2 million after evaluating the collectability of our receivables, which lowered our 2008 earnings by this same amount. Receivables collection can be significantly impacted by economic conditions. Therefore, continued deterioration in the economy could cause further business failures of our customers, which could in turn require additional receivable reserves thereby lowering earnings. More broadly, these business failures can cause loss of future sales as well. In addition, we are either prime tenant on or guarantor of many leases of company-brand stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we do not operate these stores, we are still required to pay store occupancy costs, which results in a reduction in our future sales and earnings. For example, in 2008, we recorded charges of $39.9 million related to dealer stores which we acquired and closed, but are still required to pay store occupancy costs.
Inventory write-downs or write-offs could result in a decrease in our earnings.
We have a substantial amount of inventory at December 31, 2008. This inventory is properly valued at the lower of cost or market. However, future sales of inventory are dependent on economic conditions, among other things. Weak economic and retail conditions could cause a lowering of inventory values in order to sell our product. For example, in 2008, we incurred charges of $39.8 million related to product write-downs to actual or anticipated sales values in this difficult retail environment. Further deterioration in the economy could require us to lower inventory values further, which would lower our earnings.
Sales distribution realignments can result in a decrease in our near-term sales and earnings.
We continually review relationships with our customers to ensure each meets our standards. These standards cover, among others, profitability, market penetration, sales growth, competitive improvements, and sound business practices. If customers do not meet our standards, we will consider discontinuing these business relationships. If we discontinue a relationship, there would likely be a decrease in near-term sales and earnings.

Manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings and liquidity.
We continually review our domestic manufacturing operations and offshore sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs would likely result in a decrease in our near-term earnings and liquidity until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems, and procedures. Certain products may also be shifted from domestic manufacturing to offshore sourcing. These realignments have and would likely in the future result in substantial costs including, among others, severance, impairment, exit, and disposal costs. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full, both of which have, and could in the future, result in a decrease in our near-term earnings and liquidity.
Reliance on offshore sourcing of our products subject us to changes in local government regulations and currency fluctuations which could result in a decrease in our earnings.
We have offshore capabilities that provide flexibility in product programs and pricing to meet competitive pressures. Risks inherent in conducting business internationally include, among others, fluctuations in foreign-currency exchange rates, changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, repatriation of earnings, and changes in local political or economic conditions, all of which could increase our costs and decrease our earnings.
Our operations depend on production facilities located outside the United States which are subject to increased risks of disrupted production which could cause delays in shipments, loss of customers, and decreases in sales and earnings.
We have placed production in emerging markets to capitalize on market opportunities and to minimize our costs. Our international production operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity, or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Our production abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic production. Any such disruption could cause delays in shipments of products, loss of customers, and decreases in sales and earnings.
Fluctuations in the price, availability, and quality of raw materials could cause delays in production and could increase the costs of materials which could result in a decrease in our sales and earnings.
We use various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. Fluctuations in the price, availability, and quality of the raw materials we use in manufacturing residential furniture could have a negative effect on our cost of sales and our ability to meet the demands of our customers. Inability to meet the demands of our customers could result in the loss of future sales. In addition, the costs to manufacture furniture depend in part on the market prices of the raw materials used to produce the furniture. We may not be able to pass along to our customers all or a portion of our higher costs of raw materials due to competitive and marketing pressures, which could decrease our earnings.

We are subject to litigation, environmental regulations, and governmental matters that could adversely impact our sales, earnings, and liquidity.
We are, and may in the future be, a party to legal proceedings and claims, including, but not limited to, those involving product liability, business matters, and environmental matters, some of which claim significant damages. We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance such coverage will continue to be available on terms acceptable to us or such coverage will be adequate for liabilities actually incurred. We also are, and may in the future be, a party to legal proceedings and claims arising out of certain customer or dealer terminations as we continue to re-examine and realign our retail distribution strategy. Given the inherent uncertainty of litigation, these matters could have a material adverse impact on our sales, earnings, and liquidity. We are also subject to various laws and regulations relating to environmental protection and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws. In addition, our defined benefit plans are subject to certain pension obligations, regulations, and funding requirements, which could cause us to incur substantial costs and require substantial funding. All of these matters could cause a decrease in our sales, earnings, and liquidity.
Future acquisitions and investments could result in dilution to our earnings per share and a decrease in the valuation of our common stock.
As part of our business strategy, we may make acquisitions and investments in businesses that offer complementary products. Risks commonly encountered in acquisitions include the possibility that we pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business, and the distraction of our management from ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisition.
Loss of key personnel or the inability to hire qualified personnel could adversely affect our business.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train, and retain other highly qualified personnel. Competition for these employees can be intense. We may not be able to attract or retain qualified personnel in the future, and our failure to do so could adversely affect our business.
Impairment of our trade name intangible assets would result in a decrease in our earnings and net worth.
Our trade names are no longer being amortized, but rather tested for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Our impairment testing compares the fair value of the trade names with their carrying value. The fair value of our trade names is estimated using a “relief from royalty payments” methodology, which is highly contingent upon sales trends and projections. Lower sales trends and projections could cause impairment charges and a corresponding reduction in our earnings and net worth. For example, in the fourth quarter of 2008, we tested our trade names for impairment under this methodology and recorded an impairment charge of $35.3 million, resulting in a remaining trade name balance of $127.3 million at December 31, 2008. This charge was driven primarily by weak consumer confidence, the recessionary environment for the home furnishings industry, and adverse equity market conditions. Similar or worse conditions in the future could further decrease sales trends and projections which could lead to additional impairment charges and resulting reductions in earnings and net worth.
Provisions in our certificate of incorporation and our shareholders’ rights plan could discourage a takeover and could result in a decrease in a potential acquirer’s valuation of our common stock.
Certain provisions of our certificate of incorporation and shareholders’ rights plan could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders. Our certificate of incorporation allows us to issue preferred stock without stockholder approval. Such issuances could also make it more difficult for a third party to acquire us. In addition, we have a shareholders’ rights plan which could make it more difficult for a third party to acquire us.

Our growth strategy includes, in part, the development of new stores each year. If we and our dealers are not able to open new stores or effectively manage the growth of these stores, our ability to grow and our profitability could be adversely affected.
Our ability and the ability of our dealers to identify and open new stores in desirable locations and operate such stores profitably is a factor in our ability to grow successfully. We have in the past and will likely continue to purchase or otherwise assume operation of company-brand stores from independent dealers. Increased demands on our operational, managerial, and administrative resources could cause us to operate our business, including our existing and new stores, less effectively, which in turn could cause deterioration in our profitability.
We may not be able to comply with our debt agreement or secure additional financing on favorable terms to meet our future capital needs, which could significantly adversely impact our liquidity and our business.
We have $190 million of debt outstanding under our asset-based loan (“ABL”) at December 31, 2008, $30 million of which is classified as current. Availability to borrow under our ABL fluctuates based upon a borrowing base calculation consisting of our eligible accounts receivable and inventory. Based upon our borrowing base effective as of December 31, 2008, we could have borrowed an additional $11.9 million. Due to decreases in receivables and inventory, we repaid $30 million of debt on January 26, 2009, resulting in availability under the ABL of $8.1 million. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations could result in adjustments to our borrowing base and availability in the future. In addition, in order to maintain these borrowings, we have to comply with various provisions of our ABL agreement which are described in the Management’s Discussion and Analysis section of this Form 10-K. Should we not comply with any of the provisions of our ABL agreement, the lenders can call the debt, which could significantly adversely impact our liquidity and our business. While we expect to comply with all of the provisions of the ABL agreement throughout 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could significantly adversely impact our liquidity and our business.
In addition, our cash and cash equivalents balance was $106.6 million at December 31, 2008. In light of the recent deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, controlling costs, and preserving cash related to, capital expenditures and acquisition of stores. For example, we reviewed all capital projects for 2009 and are committed to execute only on those projects that are either necessary for business operations or have a high rate of return. Also, we will acquire stores only if we are required as the prime tenant on the lease or if we expect an adequate return on our investment. However, if we do not have sufficient cash flow from our operations or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds through further issuances of equity or convertible securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Furthermore, part of our short-term funding is from vendors who offer payment terms. If industry fundamentals or practices cause a shortening or elimination of these terms, the upfront need for cash would reduce our current cash position.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own or lease the following principal plants, offices, and distribution centers:

		Floor Space	Owned
Location	Type of Facility	(Sq. ft.)	or Leased

St. Louis, MO	Headquarters	53,467	Leased

Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Tupelo, MS	Upholstery plant/distribution center	715,951	Owned
Verona, MS	Upholstery plant/distribution center/offices	423,392	Owned
Conover, NC	Upholstery plant/distribution center	347,500	Owned
Lenoir, NC	Upholstery plant/distribution center	262,878	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Conover, NC	Upholstery plant	351,015	Owned
Conover, NC	Upholstery plant	123,200	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned

Longview, NC	Upholstery plant	260,060	Leased
Hickory, NC	Upholstery plant/distribution center	209,800	Leased

Appomattox, VA	Case goods plant/distribution center	829,800	Owned
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned

Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned

Rutherfordton, NC	Distribution center	1,009,253	Owned
Thomasville, NC	Distribution center	731,000	Owned
Morganton, NC	Distribution center	513,800	Owned

Rialto, CA	Distribution center	703,176	Leased
Lenoir, NC	Distribution center	502,420	Leased
Wren, MS	Distribution center	494,813	Leased
Marion, NC	Distribution center	400,000	Leased
Lenoir, NC	Distribution center	205,964	Leased
High Point, NC	Distribution center/offices	220,000	Leased

High Point, NC	Component plant	187,162	Owned

Thomasville, NC	Offices/showroom	256,000	Owned
High Point, NC	Offices/showroom	100,000	Owned
Lenoir, NC	Offices	136,000	Owned

Cebu, Philippines	Case goods plant	480,338	Owned
Tambak Aji, Indonesia	Plant/distribution center	1,485,419	Owned
Semarang, Indonesia	Plant/distribution center	215,278	Leased
Dongguan, China	Offices	159,000	Leased

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
We have been executing plans to reduce our domestic manufacturing capacity. Restructuring activity included the closing of three domestic manufacturing facilities in 2008, five domestic manufacturing facilities in 2007, and three domestic manufacturing facilities in 2006.
We own and lease facilities and stores in addition to the above principal facilities, some of which are held for sale.
Item 3. Legal Proceedings
We are involved, from time to time, in litigation and other legal proceedings incidental to our business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition.  However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.
We are also involved in various claims relating to environmental matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party under federal and state environmental laws for site remediation. Management analyzes each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, and while uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes at the present time that any claims, penalties or costs incurred in connection with known environmental matters will not reasonably likely have a material adverse effect upon our consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Information
Shares of our common stock are traded on the New York Stock Exchange. The reported high and low sale prices for our common stock on the New York Stock Exchange are included in Note 22 to our consolidated financial statements and are incorporated herein by reference.

Holders
As of January 31, 2009, there were approximately 1,300 holders of record of common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
We paid dividends at the rate of $0.16 per share per quarter during 2007, and $0.04 per share per quarter in the first three quarters of 2008 for a total of $5.8 million for the year. On October 31, 2008, our Board of Directors suspended payments of quarterly dividends indefinitely.
Our asset-based loan contains restrictions on dividend payments if the excess availability falls below certain thresholds. The decision to suspend quarterly dividends did not result from these restrictions as our excess availability was not below these thresholds in 2008. For additional information concerning dividends see the “Consolidated Statement of Cash Flows,” “Consolidated Statement of Shareholders’ Equity and Comprehensive Income,” and Note 22, “Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Form 10-K.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
Performance Graph
The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following assumed investment of $100 in shares of Common Stock that were outstanding on December 31, 2003. The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of the Common Stock.
(c) Repurchase of Equity Securities
There were no purchases by us during the quarter ended December 31, 2008 of equity securities that are registered under section 12 of the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data
FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

	Year Ended December 31,
(Dollars in thousands except per share data)	2008	2007	2006	2005	2004
Summary of operations (1):
Net sales	$1,743,176	$2,082,056	$2,361,680	$2,342,526	$2,412,341
Gross profit	314,535	416,095	507,875	523,088	566,707
Interest expense	12,510	37,388	17,665	11,877	15,314
Earnings (loss) from continuing operations before income tax expense	(418,958)	(80,478)	72,699	86,804	139,708
Income tax expense (benefit)	(3,157)	(29,261)	22,784	28,781	49,983

Net earnings (loss) from continuing operations	(415,801)	(51,217)	49,915	58,023	89,725
Net earnings from discontinued operations	29,920	5,568	5,140	3,413	1,841

Net earnings (loss)	$(385,881)	$(45,649)	$55,055	$61,436	$91,567

Per share of common stock:
Net earning (loss) — diluted:
Continuing operations	$(8.53)	$(1.06)	$1.02	$1.11	$1.62
Discontinued operations	0.61	0.12	$0.11	$0.07	0.03

Total	$(7.92)	$(0.94)	$1.13	$1.18	$1.66

Dividends	$0.12	$0.64	$0.64	$0.60	$0.525

Weighted average common shares — diluted (in thousands)	48,739	48,446	48,753	52,104	55,220

Other information (2):
Working capital	$458,376	$712,455	$752,618	$718,183	$711,115
Property, plant, and equipment, net	150,864	178,564	221,398	250,817	284,973
Capital expenditures	18,977	14,374	24,713	28,541	30,593
Total assets	999,518	1,463,078	1,558,203	1,582,224	1,587,759
Long-term debt	160,000	280,000	300,800	301,600	302,400
Shareholders’ equity	$366,494	$844,766	$910,715	$903,952	$957,483

(1)
The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations of our subsidiaries periodically include a 53-week fiscal year. Fiscal year 2008 was a 53-week fiscal year for our subsidiaries.

(2)
Results of operations for all periods presented have been restated to reflect the classification of Hickory Business Furniture (“HBF”) as a discontinued operation. HBF was sold in the first quarter of 2008. Other information prior to 2008 reflects HBF classified as a discontinued operation in 2007 only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” in Part I, Item 1A of this Form 10-K.
Overview
We are becoming a vertically integrated operating company that is one of the nation’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.
Through these brands, we design, manufacture, source, market, and distribute (i) case goods, consisting of bedroom, dining room, and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals, and chairs, (iii) motion upholstered furniture, consisting of recliners and sleep sofas, (iv) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers, and home office furniture, and (v) decorative accessories and accent pieces. Our brands are featured in nearly every price and product category in the residential furniture industry.
Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment.
On October 16, 2007, we announced our intent to divest Hickory Business Furniture, a wholly owned subsidiary that designs and manufactures business furniture. This sale was completed in the first quarter of 2008. As a result, this business unit has been reflected as a discontinued operation in all periods presented in this Form 10-K.
Business Trends and Strategy
Throughout 2008, we continued to experience declining sales. We believe that the decline in sales was primarily caused by a number of ongoing factors in the global economies that have negatively impacted consumers’ discretionary spending. These economic factors included lower home values, increased foreclosure activity throughout the country, rising levels of unemployment and personal debt, and reduced access to consumer credit. These developments combined with recent and ongoing unprecedented shocks to the global financial system and capital markets have all added to declines in consumer confidence and curtailed consumer spending.

In order to offset the impact of these economic conditions on our company and in conjunction with the strategic initiatives we launched in 2007, we have taken several steps to control costs and preserve cash, while also looking forward and investing in opportunities for future growth. The more significant actions taken by us in 2008 include:
•	Closing three domestic manufacturing facilities in 2008, and consolidating or reconfiguring other facilities;
•	Announced reduction of our domestic workforce by approximately 1,400 employees in December 2008;
•	Consolidating our administrative and support functions and implementing a shared services organization;
•	Exiting unprofitable Lane and Broyhill retail stores;
•
Investing in pre-market product consumer testing, innovative product development, consumer insights, and more effective marketing to increase sales in order to assist us in regaining market share in the future; and

•	Creating a wholly-owned subsidiary in Asia to gain full control of our overseas manufacturing, sourcing and logistics activities.
Included in our results of operations are charges and costs resulting from the deteriorating global economy and from our initiatives to counteract this environment. The following are charges and costs included in our results of operations:
•
We incurred costs of $21.4 million in 2008 and $13.9 million in 2007 related to unproductive downtime in our factories. As a result, we have taken actions to close or consolidate several of our manufacturing and administrative facilities. Consequently, we incurred expense of $18.4 million in 2008 and $12.9 million in 2007 associated with these facility closures and consolidations, which related primarily to building, equipment, and other asset write-downs and severance costs.

•	We incurred charges to inventory of $39.8 million in 2008 related to product write-downs to actual or anticipated sales values in this difficult retail environment.
•
We incurred charges of $11.7 million in 2008 associated with severance actions, which related primarily to the company’s announcement on December 11, 2008 that it was reducing its workforce by approximately 15%.

•
We incurred expense of $39.9 million in 2008 and $14.9 million in 2007 associated with store closures, which related primarily to lease termination and other closed store costs and resulted from the deteriorating economy and difficult retail environment.

•	We incurred charges of $40.8 million in 2008 and $25.0 million in 2007 related to bad debt expense. The increase from 2007 to 2008 is primarily due to the weakening retail environment.
•	We incurred costs of $8.6 million in 2008 related to advisory fees, including $6.7 million to assist with certain strategic initiatives and $1.9 million related to our proxy contest.
•	We incurred charges of $202.0 million in 2008 and $7.1 million in 2007 related to the impairment of our goodwill and trade name intangible assets.
•	We recorded a valuation allowance on our deferred tax assets of $156.6 million in 2008, of which $118.0 million was charged to income tax expense.
All of these charges and costs contributed to our loss from continuing operations of $415.8 million for 2008 and $51.2 million for 2007.
While we continue to look forward and invest in growth initiatives, we remain cautious about future sales. We expect a weak consumer retail environment to continue in 2009, and as a company that is dependent upon consumer discretionary spending, we expect to face a challenging 2009. In anticipation of this, we intend to focus on the following key areas in 2009:
•	Continuing to leverage the power of our brands through innovative marketing;
•	Increasing our e-commerce initiatives to help drive more consumer interest in our products and create more demand for our retail partners;

•
Continuing to leverage our size and scale by offering products that are differentiated from our competition through pre-launch testing that helps predict end-market acceptance, by conducting consumer segmentation analysis to assist retailers in allocating marketing resources, and by growing a global supply chain that minimizes dealer inventory requirements;

•	Continuing to manage our working capital through improved product development that will reduce the number of products that we bring to market; and
•	Continuing to improve our operational efficiency through centralized management of our global manufacturing, planning, sourcing, and logistics functions.
Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for continuing operations for 2008, 2007, and 2006:

	Year Ended December 31,
	2008		2007		2006
		% of		% of		% of
		Net		Net		Net
(Dollars in millions)	Dollars	Sales	Dollars	Sales	Dollars	Sales
Net sales	$1,743.2	100.0%	$2,082.1	100.0%	$2,361.7	100.0%
Cost of sales	1,428.7	82.0	1,666.0	80.0	1,853.8	78.5

Gross Profit	314.5	18.0	416.1	20.0	507.9	21.5
Selling, general, and administrative expenses	524.4	30.1	462.3	22.2	432.3	18.3
Impairment of goodwill	166.7	9.6	—	—	—	—
Impairment of trade names	35.3	2.0	7.1	0.4	—	—

Earnings (loss) from operations	(411.9)	(23.6)	(53.3)	(2.6)	75.5	3.2
Interest expense	12.5	0.7	37.4	1.8	17.7	0.7
Other income, net	5.4	0.3	10.2	0.5	14.9	0.6

Earnings (loss) from continuing operations before income tax expense	(419.0)	(24.0)	(80.5)	(3.9)	72.7	3.1
Income tax expense (benefit)	(3.2)	(0.2)	(29.3)	(1.4)	22.8	1.0

Net earnings (loss) from continuing operations	$(415.8)	(23.8)%	$(51.2)	(2.5)%	$49.9	2.1%

Earnings per common share — diluted:
Earning (loss) from continuing operations	$(8.53)		$(1.06)		$1.02

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net sales for 2008 were $1,743.2 million compared to $2,082.1 million in 2007, a decrease of $338.9 million, or 16.3%. The decrease in net sales was primarily driven by weak retail conditions and decisions to abandon unprofitable products, customers, and programs, resulting in lower sales volume, partially offset by lower price discounts.
Gross profit for 2008 was $314.5 million compared to $416.1 million in 2007. Gross margin decreased from 20.0% in 2007 to 18.0% in 2008. The decline in gross profit is primarily attributable to the lower sales volume, charges to reduce inventory carrying values to market values, and reduced capacity utilization, partially offset by price increases and reduced discounting.

Selling, general, and administrative expenses increased to $524.4 million in 2008 from $462.3 million in 2007. As a percentage of net sales, selling, general, and administrative expenses increased from 22.2% in 2007 to 30.1% in 2008. The increase in selling, general, and administrative expenses was primarily driven by increases in bad debt expense ($15.8 million), closed store costs ($25.0 million), severance charges ($9.3 million), advisory fees ($8.6 million), impairment charges related to assets held-for-sale ($13.5 million), gain on sale of a plane in 2007 ($2.9 million), and initial redundant costs associated with the transition to a shared services organization, partially offset by decreases in compensation expense ($8.9 million) and advertising expense ($9.6 million).
Impairment of intangible assets increased to $202.0 million in 2008 from $7.1 million in 2007. In 2008, the company recorded a charge of $166.7 million to write off all goodwill and a charge of $35.3 million for the partial write down of certain trade names. The charges reflect the reduction in valuation calculations that incorporate the dramatic deterioration of near-term economic forecast data. In 2007, we recorded a charge of $7.1 million for the partial write down of certain trade names.
Interest expense consists of the following (in millions):

	Year Ended December 31,
	2008	2007
Interest expense	$12.5	$21.1
Waiver fees and write off of deferred financing fees	—	2.1
Make-whole premium, net of swap gain	—	14.2

	$12.5	$37.4

Interest expense for 2008 totaled $12.5 million compared to $37.4 million in 2007. The decrease in interest expense resulted from refinancing costs, including waiver fees and make-whole premium in 2007, a reduction in outstanding debt, and lower interest rates.
Other income, net consists of the following (in millions):

	Year Ended December 31,
	2008	2007
Interest income	$2.8	$3.7
Gain on termination of hedge accounting	—	4.1
Other	2.6	2.4

	$5.4	$10.2

The decrease in interest income from 2007 to 2008 is due to the decrease in short-term investments and notes receivable in 2008. In addition, in the second quarter of 2007, in anticipation of refinancing the Note Purchase Agreement, we discontinued hedge accounting treatment on a treasury lock agreement and recorded a gain of $4.1 million.
Income tax benefit for 2008 totaled $3.2 million, producing an effective tax rate of 0.8%. Income tax benefit for 2007 totaled $29.3 million, producing an effective tax rate of 36.4%. The decrease in the effective tax rate for 2008 resulted from a valuation allowance recorded on deferred tax assets which increased income tax expense by $118.0 million and certain goodwill impairment charges of $77.3 million that are not tax effected.
Loss from continuing operations per common share on a diluted basis was $8.53 in 2008 and $1.06 in 2007. Weighted average shares outstanding used in the calculation of loss per common share on a diluted basis were 48.7 million in 2008 and 48.4 million in 2007.
Net sales from discontinued operations were $15.3 million in 2008 compared with $63.6 million in 2007. Net earnings from discontinued operations, including the gain on the sale of Hickory Business Furniture of $28.9 million, were $29.9 million in 2008 compared with $5.6 million in 2007.

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
Gross profit for 2007 was $416.1 million compared to $507.9 million in 2006. Gross margin decreased from 21.5% in 2006 to 20.0% in 2007. The decline in gross profit is attributable to the lower sales volume, increased price discounting, reduced capacity utilization, and increased costs associated with the higher inventory levels, partially offset by higher gross profits at retail and cost savings within our supply chain.
Selling, general, and administrative expenses increased to $462.3 million in 2007 from $432.3 million in 2006. As a percentage of net sales, selling, general, and administrative expenses increased from 18.3% in 2006 to 22.2% in 2007. Included in selling, general, and administrative expenses were restructuring, asset impairment and severance charges of $22.1 million in 2007 and $2.1 million in 2006. Also contributing to the increase in selling, general, and administrative expenses were costs associated with the operations of the additional company-owned retail stores ($17.4 million) and an increase in bad debt expense ($13.6 million) partially offset by decreases in stock option expense ($2.8 million), retirement costs ($2.6 million), and advertising costs ($1.7 million).
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
Other income, net for 2007 totaled $10.2 million compared to $14.9 million for 2006. For 2007, other income consisted of interest on short-term investments and notes receivable of $3.7 million, a gain realized from the termination of hedge accounting on interest rate swaps of $4.1 million and other miscellaneous income and expenses of $2.4 million. This compares with interest income of $2.6 million, a gain realized from the termination of hedge accounting on interest rate swaps of $8.9 million, and other miscellaneous income and expense items totaling $3.4 million in 2006.
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

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at December 31, 2008 totaled $106.6 million, compared to $118.8 million at December 31, 2007. Net cash provided by operating activities totaled $41.4 million in 2008 compared with $152.9 million in 2007. This decrease in cash flow from operations is attributable to the decline in net earnings, excluding non-cash charges, partially offset by the reduction in working capital. Net cash provided by investing activities totaled $43.1 million in 2008 compared with $4.5 million in 2007. The increase in cash provided by investing activities is the result of proceeds from the sale of discontinued operations of $73.4 million in the first quarter of 2008, partially offset by the increased acquisition of stores of $14.7 million in 2008 compared to $4.2 million in 2007, decreased proceeds from the sale of assets of $3.4 million in 2008 compared to $23.1 million in 2007, and increased additions of property, plant, and equipment of $19.0 million in 2008 compared to $14.4 million in 2007. Net cash used in financing activities totaled $96.7 million in 2008 compared with $65.2 million in 2007. Net cash used by financing activities in 2008 consisted primarily of payment of long-term debt ($110.8 million, $20.0 million of which was paid from a restricted cash account,) and cash dividends ($5.8 million). Net cash used by financing activities in 2007 consisted primarily of payment of long-term debt ($10.8 million, net), cash deposited in a restricted account for the payment of long-term debt ($20.0 million), and cash dividends ($31.0 million).
Working capital was $458.4 million at December 31, 2008, compared to $712.5 million at December 31, 2007. The current ratio was 3.0-to-1 at December 31, 2008, compared to 4.8-to-1 at December 31, 2007. The decrease in working capital primarily resulted from reductions in cash and cash equivalents, restricted cash, accounts receivable, inventory, and deferred income taxes, and an increase in current maturities of long-term debt and accrued expenses, partially offset by an increase in income tax refund receivable and a decrease in accounts payable. As described in the next section on “Financing Arrangements,” our borrowings under our asset-based loan (“ABL”) are limited by the amount of our eligible accounts receivable and inventory. Therefore, as our accounts receivable and inventory decrease in total, the amount we can borrow under our asset-based loan decreases. In 2008, $90.8 million of cash was used in the payment of long-term debt, the payment of which was driven primarily by the decrease in our accounts receivable and inventory from 2007 to 2008.
The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, and borrowings and payments under our ABL.
We have $190 million of debt outstanding under our ABL at December 31, 2008, $30 million of which is classified as current. Availability to borrow under our ABL fluctuates based upon a borrowing base calculation consisting of our eligible accounts receivable and inventory. Based upon our borrowing base effective as of December 31, 2008, we could have borrowed an additional $11.9 million. Due to decreases in receivables and inventory, we repaid $30 million of debt on January 26, 2009 resulting in availability under the ABL of approximately $8.1 million. In addition, in order to maintain these borrowings, we have to comply with various provisions of our ABL agreement (see Financing Arrangements). Should we not comply with certain of the provisions of our ABL agreement, the lenders can call the debt, which could significantly adversely impact our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could significantly adversely impact our liquidity and our business.
In light of the recent deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, controlling costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we reviewed all capital projects for 2009 and are committed to execute only on those projects that are either necessary for business operations or have a high rate of return. Also, we will acquire stores only if we are required as the prime tenant on the lease or if we expect an adequate return on our investment. However, if we do not have sufficient cash flow from our operations or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.

Financing Arrangements
As of December 31, 2008, long-term debt consisted of the following (in millions):

Asset-based loan	$190.0
Less: current maturities	30.0

Long-term debt	$160.0

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The new facility is a five-year asset-based loan (“ABL”) with a commitment to lend up to $450.0 million subject to a borrowing base of eligible accounts receivable and inventory. The ABL is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory, and cash. Availability to borrow under the ABL will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability is below certain thresholds. Excess availability consists of the amount of borrowing base less the amount borrowed, which includes cash borrowings and letters of credit outstanding. We currently would not comply with the fixed charge coverage ratio; however, we were not below the required excess availability threshold in 2008 and do not expect to be below the required excess availability threshold in 2009. The ABL allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100.0 million, with cash borrowings limited by the borrowing base amount less letters of credit outstanding. As of December 31, 2008, there were $190.0 million of cash borrowings and $22.3 million in letters of credit outstanding. On January 26, 2009, we repaid $30.0 million of our long-term debt, which we have classified as current in our Consolidated Balance Sheet.
The borrowing base is calculated on the 25th day of each month based on our financial position for the previous month end. Based upon our borrowing base effective as of December 31, 2008 we could have borrowed an additional $11.9 million. Due to decreases in receivables and inventory, we repaid $30 million of debt on January 26, 2009, resulting in availability under the ABL of $8.1 million.
Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of December 31, 2008, loans outstanding under the ABL consisted of $125.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 4.27% and $65.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of December 31, 2008 was 3.92%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50 million for any plan. After the filing of this Form 10-K, we would not have been in compliance with this representation. However, we obtained a waiver to this required representation until the later of February 28, 2010 or such date, not to exceed January 1, 2011, that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As such, we expect to comply with all operating covenants and to provide all required representations throughout 2009. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we have agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.
We believe our current cash position along with our cash flow from operations and ABL availability will be sufficient to fund our liquidity requirements for the foreseeable future.

In 2007, funds borrowed under the ABL were used to repay in full the existing indebtedness in the amount of $150.0 million owed pursuant to the terms of the unsecured revolving credit facility dated April 21, 2006, which terminated upon payment. We also repaid in full the $150.0 million of senior notes issued under the Note Purchase Agreement dated May 17, 2006. In connection with the termination of the Note Purchase Agreement, we paid and charged to interest expense a make-whole premium of $17.0 million. In order to mitigate the risk associated with the make-whole premium we entered into a financial hedging agreement to offset changes in the interest rate and recognized a gain of $2.8 million. This gain was recorded as a reduction of interest expense. In addition, due to the extinguishment of these two credit facilities, deferred financing fees of $1.0 million were charged to interest expense. The impact of these items related to the refinancing of the prior debt facilities was to increase interest expense by $15.2 million for the year ended December 31, 2007.
The following table summarizes the payments related to our outstanding contractual obligations as of December 31, 2008:

	Less			More
	than 1	1-3	4-5	than 5
	year	years	years	years	Total
Long-term debt obligations:
Asset – based loan	$30.0	$—	$160.0	$—	$190.0
Interest expense (1)	6.4	12.5	3.8	—	22.7
Operating lease obligations (net of subleases)	50.9	83.9	61.1	59.0	254.9
Purchase obligations (2)	—	—	—	—	—

	$87.3	$96.4	$224.9	$59.0	$467.6

(1)	Interest payments calculated at rates in effect at December 31, 2008.

(2)
We are not a party to any long-term supply contracts. We do, in the normal course of business, initiate purchase orders for the procurement of finished goods, raw materials, and other services. All purchase orders are based upon current requirements and are fulfilled within a short period of time.

Not included in the table above are obligations under our defined benefit plans of $137.3 million, obligations for uncertain tax positions of $10.3 million, and accrued workers’ compensation $13.6 million as the timing of payments cannot be reasonably estimated.
Other
Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.6 million annually.
Funded Status of the Defined Benefit Pension Plan
As of December 31, 2008, the projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan’s assets. As a result, a pension liability of $137.3 million was recorded at December 31, 2008, an increase of $87.2 million from the $50.1 million liability at December 31, 2007. Under current pension regulations, we expect to make cash pension contributions of $0 to $3.3 million in 2009.
Due to the widespread nature of disruption in financial markets, in December 2008, the federal government passed legislation that provides for temporary relief from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our expected cash pension contributions for 2009 are not significant. Nevertheless, if the relief provided by the federal government is no longer applicable to our pension plans, or if there is continued downward pressure on the asset values of these plans, it would necessitate significantly increased funding of the plans in the future.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Variances in the estimates or assumptions used could yield different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based upon the review of specific customer account balances, historical experience, and an overall aging of the accounts receivable.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand, and market conditions.
Intangible Assets
Intangible assets consist of goodwill and trade names. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
Goodwill is tested by estimating the fair value of each reporting unit using a discounted cash flow model with an appropriate risk adjusted discount rate. The fair value of each reporting unit is then compared with the carrying value to determine if any impairment exists. If impairment exists, we perform the second step of the goodwill impairment test to measure the amount of impairment loss by comparing the fair value of reporting unit goodwill using a hypothetical purchase price allocation with the carrying amount of that goodwill.
The fair value of trade names is calculated using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name to determine the amount, if any, of impairment.

Lease Termination Costs
We maintain a liability for termination costs associated with operating leases for closed retail locations in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The fair value of the liability is determined based upon the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted as necessary to reflect changes in estimated sublease rentals.
Retirement Plans
Defined benefit plan expense and obligation calculations are dependent on various assumptions. These assumptions include discount rate, expected return on plan assets, and rate of compensation increases. The discount rate used to calculate the retirement obligations at December 31, 2008 was 6.25% and was determined using Moody’s Aa bond index customized to the plan’s projected benefit cash flow. In 2008, retirement plan expense was calculated using an expected return on plan assets of 7.5% and the rate of compensation increases of 3.5%. The expected return on plan assets was developed through analysis of historical market returns by asset class, current market conditions, and the trust funds past experience. The rate of compensation increases was based upon historical experience. We believe these assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and future expense. For example, a 0.25% change in the discount rate would result in an $11.9 million change in the pension obligation and a 0.25% change in the expected return on plan assets would result in a $0.9 million change in pension expense.
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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until November 15, 2008 did not have a material effect on the company’s financial position or results of operations. We elected to delay the provisions of SFAS 157 for non-financial assets and liabilities recorded at fair value until January 1, 2009. We do not believe that the remaining provisions will have a material effect on the company’s financial position or results of operations when they become effective.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. We periodically enter into swap agreements to manage our fluctuating interest rates. However, we did not have any interest rate swap agreements at December 31, 2008. A 10% interest rate increase would result in additional interest expense of $0.6 million annually. All derivative instruments at December 31, 2008, which are primarily currency hedges, are entered into for purposes other than trading purposes, and are not material to our financial position and results of operations.

Item 8. Financial Statements and Supplementary Data
FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Furniture Brands International, Inc.:
We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 12 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. As discussed in Note 13 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans, effective December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furniture Brands International, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
St. Louis, Missouri
March 2, 2009

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in thousands)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$106,580	$118,764
Cash – restricted	—	20,000
Receivables, less allowances of $34,372 ($45,467 at December 31, 2007)	178,590	292,694
Income tax refund receivable	38,090	7,049
Inventories	350,026	401,302
Deferred income taxes	—	36,978
Prepaid expenses and other current assets	12,592	10,831
Current assets of discontinued operations	—	12,236

Total current assets	685,878	899,854

Property, plant, and equipment, net	150,864	178,564
Goodwill	—	167,356
Trade names	127,300	162,571
Other assets	35,476	36,770
Noncurrent assets of discontinued operations	—	17,963

Total assets	$999,518	$1,463,078

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$30,000	$20,800
Accounts payable	85,206	93,557
Accrued employee compensation	49,082	21,633
Other accrued expenses	63,214	46,102
Current liabilities of discontinued operations	—	5,307

Total current liabilities	227,502	187,399

Long-term debt	160,000	280,000
Deferred income taxes	27,917	28,859
Pension liability	137,199	50,899
Other long-term liabilities	80,406	71,014
Noncurrent liabilities of discontinued operations	—	141

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value – none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value – 56,482,541 shares issued at December 31, 2008 and December 31, 2007	56,483	56,483
Paid-in capital	224,419	226,773
Retained earnings	376,515	768,731
Accumulated other comprehensive expense	(116,988)	(26,965)
Treasury stock at cost (7,704,764) shares at December 31, 2008 and 7,984,370 shares at December 31, 2007)	(173,935)	(180,256)

Total shareholders’ equity	366,494	844,766

Total liabilities and shareholders’ equity	$999,518	$1,463,078

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands except per share data)	2008	2007	2006

Net sales	$1,743,176	$2,082,056	$2,361,680

Cost of sales	1,428,641	1,665,961	1,853,805

Gross profit	314,535	416,095	507,875

Selling, general, and administrative expenses	524,457	462,334	432,336

Impairment of goodwill	166,680	—	—

Impairment of trade names	35,271	7,100	—

Operating earnings (loss)	(411,873)	(53,339)	75,539

Interest expense	12,510	37,388	17,665

Other income, net	5,425	10,249	14,825

Earnings (loss) from continuing operations before income tax expense	(418,958)	(80,478)	72,699

Income tax expense (benefit)	(3,157)	(29,261)	22,784

Net earnings (loss) from continuing operations	(415,801)	(51,217)	49,915

Net earnings from discontinued operations	29,920	5,568	5,140

Net earnings (loss)	$(385,881)	$(45,649)	$55,055

Earnings per common share – basic and diluted:
Earnings (loss) from continuing operations	$(8.53)	$(1.06)	$1.02
Earnings from discontinued operations	0.61	0.12	0.11

Net earnings (loss)	$(7.92)	$(0.94)	$1.13

Weighted average shares of common stock outstanding:
Basic	48,739	48,446	48,753
Diluted	48,739	48,446	48,753

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(385,881)	$(45,649)	$55,055
Adjustments to reconcile net earnings (loss)
To net cash provided by (used in)operating activities:
Depreciation	25,307	31,473	38,161
Compensation expense related to stock option grants and restricted stock awards	4,310	3,251	6,142
Tax benefit from the exercise of stock options	—	—	411
Provision (benefit) for deferred income taxes	41,799	(20,080)	(15,384)
Gain on sale of discontinued operations	(48,109)	—	—
Impairment of intangible assets	201,951	7,100
Other, net	16,360	6,713	(7,406)
Changes in operating assets and liabilities:
Accounts receivable	110,073	63,627	(13,355)
Income tax refund receivable	(31,041)	(7,049)	—
Inventories	66,548	100,019	(69,256)
Prepaid expenses and other assets	4,741	9,708	(2,795)
Accounts payable and other accrued expenses	24,295	(12,482)	(31,971)
Other long-term liabilities	11,029	16,258	13,525

Net cash provided by (used in) operating activities	41,382	152,889	(26,873)

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	(14,659)	(4,241)	—
Proceeds from the sale of business, net of cash sold	73,359	—	—
Proceeds from the disposal of assets	3,363	23,161	9,941
Additions to property, plant, and equipment	(18,977)	(14,374)	(24,713)

Net cash provided by (used in) investing activities	43,086	4,546	(14,772)

Cash flows from financing activities:
Proceeds from termination of cash flow hedges	—	—	8,623
Payments for debt issuance costs	—	(3,424)	(1,307)
Additions to long-term debt	—	325,401	470,000
Payments of long-term debt	(110,800)	(336,201)	(460,800)
Funding of restricted cash account	—	(20,000)	—
Restricted cash used for the payment of long-term debt	20,000	—	—
Proceeds from exercise of stock options	—	—	8,305
Tax benefit from the exercise of stock options	—	—	411
Payments of cash dividends	(5,844)	(31,012)	(31,269)
Payments for the purchase of treasury stock	—	—	(40,075)
Other	(8)	—	—

Net cash used in financing activities	(96,652)	(65,236)	(46,112)

Net increase (decrease) in cash and cash equivalents	(12,184)	92,199	(87,757)
Cash and cash equivalents at beginning of period	118,764	26,565	114,322

Cash and cash equivalents at end of period	$106,580	$118,764	$26,565

Supplemental Disclosure:
Cash payments for income taxes, net	$2,039	$1,776	$59,447

Cash payments for interest expense	$13,372	$34,689	$15,581
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Common Stock:
Beginning balance	$56,483	$56,483	$56,483
Stock plans activity	—	—	—

Ending balance	$56,483	$56,483	$56,483

Paid-In Capital:
Beginning balance	$226,773	$227,520	$221,754
Stock plans activity	(2,354)	(747)	5,766

Ending balance	$224,419	$226,773	$227,520

Retained Earnings:
Beginning balance	$768,731	$843,811	$820,025
Net earnings (loss)	(385,881)	(45,649)	55,055
Adjustment to adopt FIN 48	—	1,581	—
Adjustment to adopt EITF 06-4	(491)	—	—
Cash dividends (per share 2008-$0.12, 2007-$0.64, 2006-$0.64)	(5,844)	(31,012)	(31,269)

Ending balance	$376,515	$768,731	$843,811

Accumulated Other Comprehensive Income (Expense):
Beginning balance	$(26,965)	$(33,188)	$(41,382)
Other comprehensive income (expense)	(90,023)	6,223	13,244
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $3,031	—	—	(5,050)

Ending balance	$(116,988)	$(26,965)	$(33,188)

Treasury Stock:
Beginning balance	$(180,256)	$(183,911)	$(152,928)
Stock plans activity	6,321	3,655	9,092
Purchase of treasury stock (1,734,951 shares in 2006)	—	—	(40,075)

Ending balance	$(173,935)	$(180,256)	$(183,911)

Total Shareholders’ Equity	$366,494	$844,766	$910,715

Comprehensive income (loss):
Net earnings	$(385,881)	$(45,649)	$55,055
Other comprehensive income, net of tax:
Pension liability	(85,632)	2,784	17,736
Foreign currency translation	(4,391)	3,439	1,171
Financial instruments accounted for as hedges	—	—	(5,663)

Other comprehensive income (expense)	$(90,023)	$6,223	$13,244

	$(475,904)	$(39,426)	$68,299

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
1. THE COMPANY
Furniture Brands is becoming a vertically integrated operating company that is one of the nation’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.
Through these brands, we design, manufacture, source, market, and distribute (i) case goods, consisting of bedroom, dining room, and living room furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals, and chairs, (iii) motion upholstered furniture, consisting of recliners and sleep sofas, (iv) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers, and home office furniture, and (v) decorative accessories and accent pieces. Our brands are featured in nearly every price and product category in the residential furniture industry.
Substantially all of our sales are made to unaffiliated parties, primarily furniture retailers. We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and, other than the retail furniture industry, no particular concentration of credit risk in one economic sector. Foreign operations and foreign net sales are not material.
2. SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are set forth below.
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires us to make estimates, judgments, and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Variances in the estimates or assumptions used could yield different accounting results.
Principles of Consolidation
The consolidated financial statements include the Furniture Brands Corporate accounts and those of our subsidiaries. All material intercompany transactions are eliminated in consolidation. The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of our subsidiaries’ operations periodically include a 53-week fiscal year. Fiscal years 2007 and 2006 were 52-week years and fiscal year 2008 was a 53-week year for our subsidiaries.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. These investments include money market accounts, short-term commercial paper, and United States Treasury Bills.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based upon the review of specific customer account balances, historical experience, and an overall aging of the accounts receivable.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand, and market conditions.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost when acquired. Depreciation is calculated using the straight-line method based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying value.
Goodwill and Trade Names
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
Goodwill is tested by estimating the fair value of each reporting unit using a discounted cash flow model with an appropriate risk adjusted discount rate. The fair value of each reporting unit is then compared with the carrying value to determine if any impairment exists. If impairment exists, we perform the second step of the goodwill impairment test to measure the amount of impairment loss by comparing the fair value of reporting unit goodwill using a hypothetical purchase price allocation with the carrying amount of that goodwill.
The fair value of trade names is calculated using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each trade name and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name to determine the amount, if any, of impairment.
Fair Value of Financial Instruments
We consider the carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.
Amounts outstanding under the asset-based loan are considered to be carried in the financial statements at their fair values because they accrue interest at rates which generally fluctuate with interest rate trends.
We periodically use interest rate swap agreements (derivative financial instruments) to hedge risk associated with our floating rate long-term debt. Each derivative instrument designated as a hedge is recorded on the balance sheet at fair value as an asset or liability with any gain or loss recorded as a component of accumulated other comprehensive income (expense) until recognized in earnings. The fair value of the swap agreements is based upon quoted market prices. The net amount to be paid or received under the interest rate swap agreements is recorded as a component of interest expense. As of December 31, 2008 we had no interest rate swap agreements.

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
Advertising Costs
Advertising production costs are expensed when advertisements are first aired or distributed. Total advertising costs were $57,602 for 2008, $70,308 for 2007, and $71,958 for 2006.
Stock-Based Compensation
Effective January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123 (Revised 2004) – Share-Based Payment (SFAS No. 123R) using the modified prospective application transition method. Under the modified prospective approach, the provisions of SFAS No. 123R are applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated.
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
We evaluate all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, to assess the need for a valuation allowance on our deferred tax assets and liabilities.
Lease Termination Costs
We maintain a liability for termination costs associated with operating leases for closed retail locations in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The fair value of the liability is determined based upon the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted as necessary to reflect changes in estimated sublease rentals.
Reclassifications
Certain amounts in the consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported. On October 16, 2007 we announced our intent to divest Hickory Business Furniture a wholly owned subsidiary that designs and manufactures business furniture. This sale was completed in the first quarter of 2008 and, therefore, this business unit has been reflected as a discontinued operation in all periods presented, pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

3. ACQUISITIONS
During the year ended December 31, 2008, we acquired 40 stores from thirteen of our dealers for total consideration of $14,659. The acquisitions were asset purchases consisting mainly of inventories and fixed assets and the assumption of certain liabilities, primarily customer deposits.
During the year ended December 31, 2007, we acquired 18 stores from three of our dealers for total consideration of $4,241. The acquisitions were asset purchases consisting mainly of inventories and leasehold improvements and the assumption of certain liabilities, primarily customer deposits, accounts payable, and accrued expenses.
The Consolidated Statement of Operations includes the results of operations of the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.
4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
We have been executing plans to reduce our domestic manufacturing capacity. Restructuring activity included the closing of three manufacturing facilities and nine retail stores in 2008, the closing of five manufacturing facilities and 18 retail stores in 2007, and the closing or the realignment of three manufacturing facilities in 2006. Qualifying assets related to restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $10,017 at December 31, 2008 and $1,054 at December 31, 2007.
Asset impairment charges were recorded to reduce the carrying value of all idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of company facilities, and (iii) the market prices being obtained for similar long-lived assets.
In addition, in 2008 we have been executing plans to reduce our workforce and to centralize certain functions, including accounting, legal, and supply chain management, to a shared services function in St. Louis. This included our announced reduction in workforce on December 12, 2008 which eliminated approximately 1,400 management, professional, and hourly positions, a decrease of approximately 15% of our domestic workforce.
Restructuring and asset impairment charges were as follows:

	Year Ended December 31,
	2008	2007	2006
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$586	$681	$1,675
Termination benefits	13,132	8,475	2,873
Closed store occupancy and lease termination costs	13,895	—	—
Closed store lease liabilities	23,158	7,217	—
Inventory write-downs	—	—	713

	50,771	16,373	5,261
Impairment charges	17,593	11,502	2,142

	$68,364	27,875	$7,403

Statement of Operations classification:
Cost of sales	$7,007	$5,784	$5,280
Selling, general, and administrative expenses	61,357	22,091	2,123

	$68,364	$27,875	$7,403

Closed store occupancy and lease termination costs include occupancy costs associated with closed retail locations and early contract termination settlements for retail leases during the year. Closed store lease liabilities represent the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties.
Activity in the accrual for closed store lease liabilities was as follows:

	Year Ended December 31,
	2008	2007
Accrual for closed store lease liabilities:
Accrual for closed store lease liabilities at January 1	$7,217	$—
Charges to expense	23,158	7,217
Cash payments	2,457	—

Accrual for closed store lease liabilities at December 31	$27,918	$7,217

At December 31, 2008, $4,985 of the accrual for lease termination costs is classified as current accrued expenses, with the remaining balance in other long-term liabilities.
Activity in the accrual for termination benefits was as follows:

	Year Ended December 31,
	2008	2007
Accrual for termination benefits:
Accrual for termination benefits at January 1	$—	$—
Charges to expense	13,132	8,475
Cash payments	3,120	8,475

Accrual for termination benefits at December 31	$10,012	$—

The accrual for termination benefits at December 31, 2008 is classified as current accrued expenses.
5. INVENTORIES
Inventories are summarized as follows:

	December 31,	December 31,
	2008	2007
Finished products	$238,908	$283,236
Work-in-process	21,405	24,005
Raw materials	89,713	94,061

	$350,026	$401,302

6. PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	December 31,	December 31,
	2008	2007
Land	$16,027	$16,964
Buildings and improvements	198,836	225,352
Machinery and equipment	270,597	268,862

	485,460	511,178
Less accumulated depreciation	334,596	332,614

	$150,864	$178,564

Depreciation expense was $25,307, $31,473, and $38,161 for the year ended December 31, 2008, 2007, and 2006, respectively.

7. GOODWILL AND TRADE NAMES
Goodwill and trade name activity is as follows:

	December 31,	December 31,
	2008	2007
Goodwill

Beginning balance	$167,356	$182,652
Impairment	(166,680)	—
Income tax benefit of deductible goodwill	(676)	(676)
Amount associated with discontinued operation	—	(14,276)
Other	—	(344)

Ending balance	$—	$167,356

Trade names

Beginning balance	$162,571	$169,671
Impairment	(35,271)	(7,100)

Ending balance	$127,300	$162,571

Our other intangible assets consist of trade names all having indefinite lives. Goodwill and trade names with indefinite lives are tested annually for impairment or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. During 2008, we tested for impairment and the fair value of goodwill and certain trade names were lower than their carrying value. Therefore, a non-cash pretax charge of $201,951 was recorded to reduce the carrying value of goodwill and those trade names to their estimated fair value.
Goodwill was tested for impairment by estimating the fair value of each reporting unit using a discounted cash flow model with an appropriate risk adjusted discount rate. The fair value of trade names was estimated using a “relief from royalty payments” methodology. The charges are primarily driven by weak consumer confidence, the recessionary environment for the home furnishings industry, adverse equity market conditions, and the resulting dramatic decrease in the company’s market capitalization in the fourth quarter. The charges reflect the reduction in valuation calculations that incorporate the deterioration of economic forecast data.
During 2007, we recorded a pretax charge of $7,100 to reduce the carrying value of certain trade names to their estimated fair value. No impairment was recorded in 2006.
8. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	December 31,
	2008	2007
Asset-based loan	$190,000	$300,000
Other	—	800

	190,000	300,800
Less: current maturities	30,000	20,800

Long-term debt	$160,000	$280,000

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The new facility is a five-year asset-based loan (“ABL”) with a commitment to lend up to $450,000 subject to a borrowing base of eligible accounts receivable and inventory. The ABL is guaranteed by all of our domestic subsidiaries and is secured primarily by all of our accounts receivable, inventory, and cash. Availability to borrow under the ABL will fluctuate based upon a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, will become effective if excess availability is below certain thresholds. Excess availability consists of the amount of borrowing base less the amount borrowed, which includes cash borrowings and letters of credit outstanding. We currently would not comply with the fixed charge coverage ratio; however, we were not below the required excess availability threshold in 2008 and do not expect to be below the required excess availability threshold in 2009. The ABL allows for the issuance of letters of credit and cash borrowings. Letters of credit are limited to no more than $100,000, with cash borrowings limited by the borrowing base amount less letters of credit outstanding. As of December 31, 2008, there were $190,000 of cash borrowings and $22,293 in letters of credit outstanding. On January 26, 2009, we repaid $30,000 of our long-term debt, which we have classified as current in our Consolidated Balance Sheet.
The borrowing base is calculated on the 25th day of each month based on our financial position for the previous month end. Based upon our borrowing base effective as of December 31, 2008, we could have borrowed an additional $11,944. Due to decreases in receivables and inventory, we repaid $30,000 of debt on January 26, 2009 resulting in availability under the ABL of approximately $8,108.
Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of December 31, 2008, loans outstanding under the ABL consisted of $125,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 4.27% and $65,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of December 31, 2008 was 3.92%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50,000 for any plan. After the filing of this Form 10-K, we would not have been in compliance with this representation. However, we obtained a waiver to this required representation until the later of February 28, 2010 or such date, not to exceed January 1, 2011, that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As such, we expect to comply with all operating covenants and to provide all required representations throughout 2009. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we have agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.
In 2007, funds borrowed under the ABL were used to repay in full the existing indebtedness in the amount of $150,000 owed pursuant to the terms of the unsecured revolving credit facility dated April 21, 2006, which terminated upon payment. We also repaid in full the $150,000 of senior notes issued under the Note Purchase Agreement dated May 17, 2006. In connection with the termination of the Note Purchase Agreement, we paid and charged to interest expense a make-whole premium of $16,985. In order to mitigate the risk associated with the make-whole premium we entered into a financial hedging agreement to offset changes in the interest rate and recognized a gain of $2,798. This gain was recorded as a reduction of interest expense. In addition, due to the extinguishment of these two credit facilities, deferred financing fees of $1,003 were charged to interest expense. The impact of these items related to the refinancing of the prior debt facilities was to increase interest expense by $15,190 for the year ended December 31, 2007.

9. LIQUIDITY
The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, and borrowings and payments under our ABL.
We have $190,000 of debt outstanding under our ABL at December 31, 2008, $30,000 of which is classified as current. Availability to borrow under our ABL fluctuates based upon a borrowing base calculation consisting of our eligible accounts receivable and inventory. Based upon our borrowing base effective as of December 31, 2008, we could have borrowed an additional $11,944. Due to decreases in receivables and inventory, we repaid $30,000 of debt on January 26, 2009 resulting in availability under the ABL of approximately $8,108. In addition, in order to maintain these borrowings, we have to comply with various provisions of our ABL agreement (see Note 8. Long-Term Debt). Should we not comply with certain of the provisions of our ABL agreement, the lenders can call the debt, which could significantly adversely impact our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could significantly adversely impact our liquidity and our business.
Our cash and cash equivalents balance was $106,580 at December 31, 2008. In light of the recent deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, controlling costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we reviewed all capital projects for 2009 and are committed to execute only on those projects that are either necessary for business operations or have a high rate of return. Also, we will acquire stores only if we are required as the prime tenant on the lease or if we expect an adequate return on our investment. However, if we do not have sufficient cash flow from our operations or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
10. STOCK OPTIONS AND RESTRICTED STOCK AWARDS
We have outstanding option grants pursuant to the 1992 Stock Option Plan, the 1999 Long-Term Incentive Plan, and the 2008 Incentive Plan. These plans are administered by the Human Resources Committee of the Board of Directors and permit certain key employees to be granted nonqualified options, performance-based options, restricted stock, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. As of December 31, 2008 there were 1,785,741 shares available for grant. Shares issued upon exercise of stock options or issuance of restricted shares may be from new shares or from treasury stock. The compensation cost that has been charged against income for stock incentive plans was $4,310 ($2,694 net of income tax benefit), $2,866 ($1,824 net of income tax benefit), and $5,734 ($3,647 net of income tax benefit) for the years ended December 31, 2008, 2007, and 2006 respectively.
The fair value of the award is recognized as compensation expense on a straight-line basis over the vesting period, generally four years for stock options and various terms ranging from one to five years for the restricted stock and restricted stock units.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the periods indicated.

	2008	2007	2006

Risk-free interest rate	2.6%	4.9%	4.4%
Expected dividend yield	1.4%	4.2%	2.5%
Expected life (in years)	5.1	6.0	5.6
Expected volatility	41.1%	36.5%	39.8%
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
Other information pertaining to option activity during the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006

Weighted average fair value per share of options granted	$3.91	$4.25	$8.37

Total intrinsic value of stock options exercised	$—	$—	$1,481
A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2007	3,262,617	$23.25
Granted	829,000	11.19
Exercised	—	—
Forfeited or expired	(480,925)	22.80

Outstanding at December 31, 2008	3,610,692	$20.54	5.3	$—

Exercisable at December 31, 2008	2,435,398	$23.77	3.7	$—
The aggregate intrinsic value was calculated using the difference between the market price at year end and the exercise price for only those options that have an exercise price that is less than the market price.
Non-vested restricted stock and restricted stock unit activity is presented below.

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2007	197,867	$16.63
Granted	344,559	11.55
Vested	(13,834)	15.72
Forfeited	(77,091)	17.63

Outstanding at December 31, 2008	451,501	$12.61

The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006, was $171, $241, and $291, respectively. As of December 31, 2008 there was $6,545 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.

11. COMMON STOCK
The company’s restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2008, 56,482,541 shares of Common Stock had been issued.
The company has periodically been authorized by its Board of Directors to repurchase our Common Stock in open market or privately negotiated transactions. Common Stock repurchases are recorded as treasury stock and may be used for general corporate purposes. On January 26, 2006 an authorization of $50,000 was approved. This authorization expired on January 26, 2007 with no shares having been purchased. We currently have no authorization to repurchase shares of Common Stock.
Weighted average shares used in the computation of basic and diluted earnings per common share for 2008, 2007, and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted average shares used for basic earnings per common share	48,738,788	48,445,948	48,753,006
Effect of dilutive securities:
Stock options	—	—	—

Weighted average shares used for diluted earnings per common share	48,738,788	48,445,948	48,753,006

Excluded from the computation of diluted earnings per common share for 2008, 2007, and 2006 were options to purchase 3,610,692, 3,262,617, and 3,309,850 shares, respectively, at an average price of $20.54, $23.25, and $25.47 per share, respectively. These options have been excluded from the diluted earnings per share calculation because their inclusion would be antidilutive.
Approximately 2 million preferred shares are reserved for issuance under a Preferred Stock Purchase Rights Plan. Under certain conditions involving the acquisition of or an offer for 15 percent or more of the company’s common stock, all holders of rights except an acquiring entity, would be entitled (i) to purchase, at the right’s then exercise price common stock of the company, or an acquiring entity with a value twice the exercise price, or (ii) at the option of the Board, to exchange each right for one share of common stock. The rights remain in existence until July 30, 2011, unless earlier redeemed (at $0.001 per right) exercised, or exchanged under the terms of the Plan.
12. INCOME TAXES

	Year Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations before income tax expense:
United States operations	$(411,558)	$(80,074)	$67,185
Foreign operations	(7,400)	(404)	5,514

	$(418,958)	$(80,478)	$72,699

Income tax expense (benefit) from continuing operations is comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(50,186)	$(11,742)	$34,242
State and local	(600)	1,487	2,170
Foreign	539	1,074	1,345

	(50,247)	(9,181)	37,757
Deferred	47,090	(20,080)	(14,973)

Income tax expense (benefit):	$(3,157)	$(29,261)	$22,784

The following table reconciles the differences between the federal corporate statutory rate and our effective income tax rate for continuing operations.

	Year Ended December 31,
	2008	2007	2006
Federal corporate statutory rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal tax benefit	(1.0)	(4.6)	2.1
Foreign rate differential	0.6	0.8	(1.9)
Non-taxable income	0.0	0.1	(1.2)
Non-deductible goodwill	6.4	0.0	0.0
Valuation allowance	28.2	0.9	(0.5)
Other	(0.0)	1.4	(2.2)

Effective income tax rate	(0.8)%	(36.4)%	31.3%

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2008	2007
Deferred tax assets attributable to:
Expense accruals	$70,392	$63,667
Employee pension and other benefit plans	56,280	22,369
Property, plant, and equipment	9,550	—
Goodwill	9,057	—
Net operating loss carryforward	23,180	9,313
Other	2,050	2,678

Total deferred tax assets	170,509	98,027

Deferred tax liabilities attributable to:
Intangible assets	(38,627)	(80,266)
Property, plant, and equipment	—	(95)
Inventory costs capitalized	(2,993)	(2,888)
Prepaid expenses	(1,234)	(1,805)

Total deferred tax liabilities	(42,854)	(85,054)

Valuation allowance	(161,426)	(4,854)

Net deferred tax assets (liabilities)	$(33,771)	$8,119

At December 31, 2008, $5,854 of deferred tax liabilities are classified as current other accrued expenses.
Based on our current and anticipated future pre-tax earnings, we believe it is more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carryforwards, will not be realized based on the measurement standards required under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. We established a valuation allowance of $156,572 and $4,854 in 2008 and 2007, respectively. The amount of the valuation allowance charged to income tax expense was $118,026 and $4,854 in 2008 and 2007, respectively, with the remaining amount of the 2008 valuation allowance recorded to other comprehensive expense. At December 31, 2008, the value of the federal and state net operating loss carryforward available for future tax benefit is $12,080 and $11,100, respectively, before the valuation allowance. The federal losses expire in the year 2028. The state losses generally start to expire in the year 2021. We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, in assessing the need for a valuation allowance.

The undistributed cumulative earnings of foreign subsidiaries of $20,200 at December 31, 2008 are considered permanently reinvested outside the United States. It is impractible to determine the amount of federal income taxes payable if these earnings were repatriated.
The company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax return for 2005 in the first quarter of 2007 that was completed by the end of 2008. The company and the IRS have not agreed upon two issues, the amount of research and development tax credits and Subpart F income, issues which the company has taken to Appeals.
Effective January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes resulting in a decrease of $1,581 in the liability for unrecognized tax benefits and an increase to the January 1, 2007 retained earnings balance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Beginning balance — January 1	$9,559	$12,697
Tax positions related to prior years
Additions	1,173	964
Reductions	—	—
Tax positions related to current year
Additions	1,567	396
Reductions	—	—
Settlements	(419)	(2,761)
Lapses in statute of limitations	(1,583)	(1,737)

Ending balance — December 31	$10,297	$9,559

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008 and 2007, the liability for unrecognized tax benefits included accrued interest of $3,182 and $2,670 and accrued penalties of $804 and $619, respectively. We recognized interest benefits of $1,382 and $311 and penalty expense of $206 and $369 related to unrecognized tax benefits in the statement of operations for the years ended December 31, 2008 and 2007, respectfully. The total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective tax rate is $7,728.
13. EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Year Ended December 31,
	2008	2007	2006
Defined benefit plan	$3,906	$8,065	$11,409
Defined contribution plan (401k plan)	9,245	10,348	11,662
Other	425	1,019	453

	$13,576	$19,432	$23,524

Company-Sponsored Defined Benefit Plans
Through 2005, employees were covered primarily by noncontributory plans, funded by company contributions to trust funds, which are held for the sole benefit of employees. In 2007 we made a cash contribution of $12,000 to the trust fund. No contributions were made to the trust fund in 2008 or 2006. Future contributions will be made in accordance with ERISA requirements. 2009 contributions, as required by current requirements, are expected to range from $0 to $3,300.
At December 31, 2008, the accumulated benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $137,281, an increase in the unfunded obligation of $87,220 from December 31, 2007. Due to the widespread nature of disruption in financial markets, in December 2008, the federal government passed legislation that provides for temporary relief from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our expected cash pension contributions for 2009 are not significant. Nevertheless, if the relief provided by the federal government is no longer applicable to our pension plans, or if there is continued downward pressure on the asset values of these plans, or if the assets fail to recover in value, it would necessitate significantly increased funding of the plans in the future.
At December 31, 2008 expected benefit payments to retirees and beneficiaries are as follows.

Year	Amount
2009	$25,192
2010	26,406
2011	27,655
2012	28,982
2013	30,359
2014 – 2018	$174,497
As of December 31, 2005 we amended the defined benefit plans, freezing and ceasing future benefit accruals as of that date. Certain transition benefits are being provided to participants who had attained age 50 and had completed 10 years of service as of December 31, 2005. We currently provide retirement benefits to our employees through a defined contribution plan.
The investment objective of the trust funds is to ensure, over the long-term life of the trusts, an adequate asset balance to support the benefit obligations to participants, retirees, and beneficiaries. In meeting this objective, we seek to achieve investment returns at or above selected benchmarks consistent with a prudent level of diversification. We retain registered investment advisors to manage specific asset classes. Investment advisors are selected from established and financially sound organizations with proven records in managing funds in the appropriate asset class. Investment advisors are given strict investment guidelines and performance benchmarks. The assets of the various plans include corporate equities, government securities, corporate debt securities, and investment grade mortgage contracts.
Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

While it has been our practice to fund pension costs to the extent such costs are tax deductible, in order to preserve cash, we may limit our funding in the foreseeable future to the minimum contributions required by ERISA. The assets of the various plans include corporate equities, government securities, corporate debt securities, and insurance contracts. The table below summarizes the funded status of our sponsored defined benefit plans.

	December 31, 2008		December 31, 2007
	Qualified	Non-Qualified	Qualified	Non-Qualified
	Plan	Plan	Plan	Plan
Change in projected benefit obligation:
Beginning of year	$403,994	$26,810	$402,202	$27,782
Service cost	3,196	344	4,158	340
Interest cost	24,318	1,422	23,721	1,506
Actuarial (gain) loss	(9,297)	(4,806)	(5,379)	(1,415)
Benefits paid	(21,954)	(1,679)	(20,708)	(1,403)
Curtailments	34	(725)	—	—

End of year	$400,291	$21,366	$403,994	$26,810

Change in fair value of plan assets:
Beginning of year	$380,743	$—	$368,629	$—
Actual return on plan assets	(74,413)	—	20,822	—
Employer contributions	—	1,679	12,000	1,403
Benefits paid	(21,954)	(1,679)	(20,708)	(1,403)

End of year	$284,376	$—	$380,743	$—

Accrued pension cost	$(115,915)	$(21,366)	$(23,251)	$(26,810)

Accumulated benefit obligation	$399,372	$21,366	$398,895	$26,249

The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
		December 31,	December 31,
	Target	2008	2007
Equity securities	55%	48%	55%
Debt securities	45%	52%	45%

	100%	100%	100%

In December 2008, we initiated transactions to rebalance our portfolio of plan assets to the target allocations. These transactions settled in January 2009.
Net periodic pension expense for 2008, 2007, and 2006 included the following components:

	Year Ended December 31,
	2008	2007	2006
Service cost-benefits earned during the period	$3,539	$4,498	$5,281
Interest cost on the projected benefit obligation	25,740	25,228	24,600
Expected return on plan assets	(27,610)	(26,265)	(25,499)
Net amortization and deferral	2,685	4,604	7,027
Curtailment gain	(448)	—	—

Net periodic pension expense	$3,906	$8,065	$11,409

Changes in plan assets and benefit obligations recognized in other comprehensive expense for 2008, 2007, and 2006 included the following components:

	Year Ended December 31,
	2008	2007
Actuarial (gain)/loss	$89,413	$149
Recognition of actuarial loss	(2,631)	(4,532)
Recognition of prior service cost	(296)	(73)

Total recognized in other comprehensive expense	$86,486	$(4,456)

Other comprehensive expense consists of the following components at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Net actuarial loss	$(136,183)	$(49,401)
Prior service cost	(123)	(419)
Tax benefits	(19,536)	(18,682)

Ending balance — December 31	$(116,770)	$(31,138)

The adoption of SFAS No. 158 on January 1, 2006 resulted in a $5,050 increase to accumulated other comprehensive expense as of December 31, 2006.
The estimated amounts that will be amortized from other comprehensive expense into net periodic benefit cost in 2009 are:

Actuarial loss	$4,390
Prior service cost	27

Total estimated amortization into net periodic benefit cost in 2009	$4,417

Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2008	2007	2006
Assumptions used to determine net pension expense:
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Average discount rate	6.25%	6.00%	5.75%
Long-term rate of compensation increase	3.50%	3.50%	3.50%

Assumptions used to determine benefit obligation as of December 31:
Average discount rates	6.25%	6.25%	6.00%
Long-term rate of compensation increase	1.50%	3.50%	3.50%
The expected long-term rate of return assumption was developed through analysis of historical market returns by asset class, current market conditions, and the trust funds past experience. The long-term rate of compensation increase is applicable for a period of two more years, as transition benefits will cease to accumulate after 2010.
Defined Contribution Plan
We sponsor a defined contribution plan which covers all domestic employees. Participating employees may contribute a percentage of their compensation to the plan, subject to limitations imposed by the Internal Revenue Service. We match a portion of the employee’s contribution and employees vest immediately in the company match. Effective January 1, 2006 the company matching formula was increased when the defined benefit plan was frozen as previously discussed.
14. OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.

15. OTHER COMPREHENSIVE INCOME (EXPENSE)
Other comprehensive income (expense) consists of the following:

	Year Ended December 31,
	2008	2007	2006
Pension liability	$(86,486)	$4,456	$27,787
Foreign currency translation	(4,391)	3,439	1,171
Change in fair value of financial instruments accounted for as hedges	—	—	(8,714)

	(90,877)	7,895	20,244
Income tax expense (benefit)	(854)	1,672	7,000

	$(90,023)	$6,223	$13,244

The components of accumulated other comprehensive income (expense), each presented net of tax, are as follows:

	December 31,	December 31,
	2008	2007
Pension liability	$(116,770)	$(31,138)
Foreign currency translation	(218)	4,173

	$(116,988)	$(26,965)

16. LEASES
Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Year Ended December 31,
	2008	2007	2006
Rent expense	$91,433	$71,046	$57,396
Sublease income	(8,692)	(13,707)	(16,912)

Net rent expense	$82,741	$57,339	$40,484

Included in rent expense for 2008 and 2007 were lease termination charges of $23,158 and $7,217 associated with the closing of 14 and 18 company-owned retail stores, respectively.
Annual minimum payments under operating leases are as follows:

	Minimum	Minimum	Total
	Lease	Lease	Minimum		Net Minimum
	Payments	Payments	Lease	Sublease	Lease
Year	Open Facilities	Closed Stores	Payments	Income	Payments
2009	$48,175	$8,766	$56,941	$6,003	$50,938
2010	42,967	8,746	51,713	6,212	45,501
2011	35,816	8,855	44,671	6,300	38,371
2012	31,279	8,893	40,172	6,083	34,089
2013	23,496	8,414	31,910	4,870	27,040
thereafter	48,481	15,099	63,580	4,601	58,979

	$230,214	$58,773	$288,987	$34,069	$254,918

We are the prime tenant for operating leases and have subleased the premises to independent furniture dealers. In addition, we guarantee many leases of company-brand stores operated by independent furniture dealers. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. As of December 31, 2008, the total accrued future rent payments applicable to these leases were $29,510 and are included in the lease obligation table above. In addition, total future payments for lease guarantees were $29,589. We considered certain of these dealers with lease guarantees to be at risk of default and we recorded a lease termination liability of $757 to cover estimated losses on these guaranteed leases.

17. CONTINGENT LIABILITIES
We are involved, from time to time, in litigation and other legal proceedings incidental to our business. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition. However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accordance with management’s evaluation of the probable liability or outcome of such litigation or proceedings.
We are also involved in various claims relating to environmental matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party under federal and state environmental laws for site remediation. Management analyzes each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, management believes at the present time that any claims, penalties or costs incurred in connection with known environmental matters will not reasonably likely have a material adverse effect upon our consolidated financial position or results of operations. However, management’s assessment of our current claims could change in light of the discovery of facts with respect to environmental sites, which are not in accordance with management’s evaluation of the probable liability or outcome of such claims.
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

	2008	2007	2006
Beginning balance	$11,024	$10,334	$9,351
Additions charged to cost and expenses	19,014	26,797	28,474
Deductions from reserves	19,376	26,107	27,491

Ending balance	$10,662	$11,024	$10,334

18. OTHER INCOME, NET
Other income, net consists of the following:

	2008	2007	2006
Interest income	$2,845	$3,686	$2,594
Gain on termination of hedge accounting	—	4,094	8,916
Other, net	2,580	2,469	3,315

	$5,425	$10,249	$14,825

19. DISCONTINUED OPERATIONS
On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit was reflected as a discontinued operation pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
On March 29, 2008, we closed the sale of HBF for $75,000 resulting in a gain of $28,868, which is net of income tax expense of $19,247.
Operating results for the discontinued operations are as follows:

	2008	2007	2006
Net sales	$15,348	$63,606	$56,495
Earnings before income tax expense	1,734	9,086	8,223
Net earnings	$1,052	$5,568	$5,140
20. CHANGE IN ESTIMATES
We had three material changes in estimates during 2008 related to changes in the allowances for doubtful accounts, changes in the accrual for lease termination costs (including expected costs related to certain dealer leases discussed in Note 16), and changes in inventory valuation allowances. The allowance for doubtful accounts was increased by $35,241, the accrual for lease termination costs was increased by $23,158, and inventory valuation allowances were increased by $39,800. The increases in estimates were required due to deteriorating economic conditions and our decision to accelerate the disposal of slow moving inventory. In 2007, we had increased charges of $13,600 in the allowance for doubtful accounts and $7,217 for lease termination costs.
21. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. We have not elected to measure any financial assets or liabilities at fair value under this standard.
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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 has been delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until November 15, 2008 did not have a material effect on the company’s financial position or results of operations. We elected to delay the provisions of SFAS 157 for non-financial assets and liabilities recorded at fair value until January 1, 2009. We do not believe that the remaining provisions will have a material effect on the company’s financial position or results of operations when they become effective.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact, if any, of SFAS 160 on our consolidated financial statements.

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Following is a summary of unaudited quarterly information:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008:
Net sales	$403,353	$412,753	$449,870	$477,200
Gross profit	36,044	67,122	100,350	111,019

Net earnings/(loss):
Continuing operations	$(353,862)	$(41,721)	$(23,966)	$3,748
Discontinued operations	—	—	52	29,868

Total	$(353,862)	$(41,721)	$(23,914)	$33,616

Earnings/(loss) per common share — Diluted:
Continuing operations	$(7.26)	$(0.86)	$(0.49)	$0.08
Discontinued operations	—	—	—	$0.62

Total	$(7.26)	$(0.86)	$(0.49)	$0.69

Dividends declared per common share	—	$0.04	$0.04	$0.04

Common stock price range:
High	$11.24	$13.61	$15.46	$13.64
Low	$1.66	$8.48	$11.80	$6.82

Year ended December 31, 2007:
Net sales	$504,786	$500,840	$519,471	$556,959
Gross profit	85,302	103,048	109,870	117,875

Net earnings/(loss):
Continuing operations	$(41,809)	$(15,132)	$4,421	$1,303
Discontinued operations	1,131	1,476	1,387	1,574

Total	$(40,678)	$(13,656)	$5,808	$2,877

Earnings/(loss) per common share — Diluted:
Continuing operations	$(0.86)	$(0.31)	$0.09	$0.03
Discontinued operations	0.02	0.03	0.03	0.03

Total	$(0.84)	$(0.28)	$0.12	$0.06

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16

Common stock price range:
High	$14.96	$14.33	$16.56	$17.94
Low	$9.60	$9.26	$13.49	$15.04
Earnings per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

The closing market price of the Common Stock on December 31, 2008 was $2.21 per share.
In the fourth quarters of 2008 and 2007, we incurred the following charges and costs in our results of continuing operations:
•
We incurred costs of $7.6 million in 2008 and $3.7 million in 2007 related to unproductive downtime in our factories. As a result, we have taken actions to close or consolidate several of our manufacturing and administrative facilities. Consequently, we incurred expense of $16.5 million in 2008 and $9.2 million in 2007 associated with these facility closures and consolidations, which related primarily to building, equipment, and other asset write-downs and severance costs.

•	We incurred charges to inventory of $24.2 million in 2008 related to product write-downs to actual or anticipated sales values.
•
We incurred charges of $10.0 million in 2008 associated with severance actions, which related primarily to the company’s announcement on December 11, 2008 that is was reducing its workforce by approximately 15%.

•	We incurred expense of $16.6 million in 2008 and $14.9 million in 2007 associated with store closures, which related primarily to lease and fixed asset charges.
•	We incurred charges of $10.5 million in 2008 and $11.8 million in 2007 related to bad debt expense.
•	We incurred charges of $202.0 million in 2008 related to the impairment of our goodwill and trade name intangible assets.
•	We recorded a valuation allowance on our deferred tax assets of $153.6 million in 2008, of which $115.0 million was charged to income tax expense.
All of these charges and costs contributed to our net loss from continuing operations of $353.9 million in the fourth quarter of 2008 and our net loss from continuing operations of $41.8 million in the fourth quarter of 2007.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Furniture Brands International, Inc.:
We have audited Furniture Brands International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furniture Brands International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment that states the Company had inadequate policies and procedures over the accounting for income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements, and this report does not affect our report dated March 2, 2009, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Furniture Brands International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
St. Louis, Missouri
March 2, 2009

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Exchange Act Rule 12b-2 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on our evaluation of internal control over financial reporting as of December 31, 2008, management has determined that the following material weakness existed in our internal control over financial reporting.
The design of the Company’s policies and procedures did not adequately address the financial reporting risks associated with the accounting for income taxes in each of the following areas:
•	Valuation allowances on deferred income tax assets

•	Temporary differences related to foreign subsidiaries
Specifically, the Company’s policies and procedures were inadequate to ensure that the necessary information, including a complete listing of all deferred income tax assets subject to a valuation allowance, was captured and communicated to those responsible for evaluating the accounting implications. This deficiency resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis and resulted in errors in the Company’s preliminary financial statements.

As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the criteria established in COSO’s Internal Control — Integrated Framework.
KPMG, LLP, our independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Form 10-K has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008. This report is included in this Form 10-K.
(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K.
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As a result of the material weakness in our internal control over financial reporting described above, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Notwithstanding the material weakness described above, our management have concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles.
(d) Remediation Activities
Subsequent to December 31, 2008, and immediately following management’s determination that there was a material weakness, we began taking steps to remediate the material weakness related to accounting for income taxes described in (a) above by designing policies and procedures requiring reconciliations that include a complete list, segregated by U.S. and foreign tax jurisdictions, of all gross deferred income tax assets subject to a valuation allowance be provided to those responsible for evaluating the accounting implications.
Item 9B. Other Information
After the filing of the Company’s Form 8-K on February 5, 2009, the Company discovered an overstatement of income tax benefit for the year ended December 31, 2008 presented in our preliminary financial statements. We will file a Form 8-K/A as soon as practical amending our previously filed Form 8-K for this change.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information in our 2009 Proxy Statement regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors” and “Compliance with Section 16 of the Securities Exchange Act” is incorporated by reference in this section. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2009 Proxy Statement is incorporated by reference in this section. The 2009 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2008.
The Furniture Brands International, Inc. Code of Corporate Conduct is our code of ethics document applicable to all employees, including all officers and directors. The code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our code is published on our Investor Relations website at www.furniturebrands.com. We intend to disclose future amendments to certain provisions of our code, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.
Item 11. Executive Compensation
The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2009 Proxy Statement. The 2009 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2008, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2009 Proxy Statement. The 2009 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2008, and such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the shares of common stock that may be issued under our compensation plans as of December 31, 2008, including our 1992 Stock Option Plan, 1999 Long-Term Incentive Plan, and 2008 Incentive Plan:

Number of securities
			Weighted-average	remaining available for
			exercise price of	future issuance under
	Number of securities to		outstanding	equity compensation plans
	be issued upon exercise		options,	(excluding securities
	of outstanding options,		warrants and	reflected
Plan Category	warrants and rights		rights	in column (a))

Equity compensation plans approved by security holders	4,061,593	(1)	$20.54	1,785,741	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	4,061,593		$20.54	1,785,741

(1)
Consists of 3,610,092 shares of common stock underlying outstanding options granted under our 1992 Stock Option Plan and our 1999 Long-Term Incentive Plan and 451,501 shares of restricted stock awarded under our 1999 Long-Term Incentive Plan and 2008 Incentive Plan, which vest over a period from 1 to 11 years. These shares of restricted stock are disregarded for purposes of computing the weighted-average exercise price in column (b) above.

(2)	Consists of shares available for grant under the 2008 Incentive Plan.
Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted stock. These shares are purchased in open-market transactions pursuant to the terms of our Amended and Restated Restricted Stock Plan for Directors, which was approved by our stockholders in 2005.
Annually, Lane Furniture Industries, Inc., our subsidiary, awards a limited number of shares common stock to a few of its truck drivers as safety awards. 2,706 shares of our common stock were issued as safety awards in 2008. These shares are purchased in open-market transactions.
Information regarding the 1992 Stock Option Plan, 1999 Long-Term Incentive Plan, and 2008 Incentive Plan set forth in Note 9 of Notes to Consolidated Financial Statements is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2009 Proxy Statement. The 2009 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2008, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2009 Proxy Statement. The 2009 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2008, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report:
1. Financial Statements:
Consolidated balance sheets, December 31, 2008 and 2007
Consolidated statements of operations for each of the years in the three-year period ended December 31, 2008
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008
Consolidated statements of shareholders’ equity and comprehensive income (expense) for each of the years in the three-year period ended December 31, 2008
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm
2. Financial Statement Schedules:
Valuation and qualifying accounts (Schedule II).
All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.
3. Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference.

		Filed with	Incorporated by Reference
Exhibit		the Form		Filing Date with	Exhibit
Index No.	Exhibit Description	10-K	Form	the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1
4.1	Rights Agreement, dated as of July 30, 1998, between the Company and Bank of New York, as Rights Agent		10-Q	August 14, 1998	4.2
4.2	First Amendment to Rights Agreement, dated July 10, 2008, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	July 11, 2008	4.1
4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company		10-Q	August 14, 1998	4.3
10.1*	Furniture Brands International, Inc. 1992 Stock Option Plan, as amended		10-Q	May 12, 1999	10	(a)
10.2*	Furniture Brands International, Inc. 1999 Long-Term Incentive Plan, as amended		S-8	September 17, 2002	4	(f)
10.3*	Furniture Brands International, Inc. 2005 Long-Term Performance Bonus Plan		8-K	May 3, 2005	10	(a)
10.4*	Form of Stock Option Grant Letter		8-K	February 2, 2005	10	(b)
10.5*	Form of Restricted Stock Grant Letter		8-K	February 11, 2005	10	(c)

Continued

		Filed with	Incorporated by Reference
Exhibit		the Form		Filing Date with	Exhibit
Index No.	Exhibit Description	10-K	Form	the SEC	No.
10.6*	Furniture Brands International, Inc. 2008 Incentive Plan		S-8	December 19, 2008	4.1
10.7*	Form of Restricted Stock Unit Agreement under the 2008 Incentive Plan		8-K	December 22, 2008	10.1
10.8*	Form of Indemnification Agreement between the Company and the Company’s directors		10-K	March 26, 2002	10	(c)
10.9*	Furniture Brands International, Inc. Amended and Restated Restricted Stock Plan for Outside Directors, dated as of January 27, 2005		8-K	May 3, 2005	10	(b)
10.10*	Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001		10-K	March 26, 2002	10	(g)
10.11*	Form of Executive Incentive Plan Grant Letter to Company Executives		8-K	February 2, 2005	10	(a)
10.12*	Employment Agreement, dated as of February 10, 2004, between the Company and John T. Foy		10-K	March 15, 2004	10	(o)
10.13*	Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield		10-Q	August 1, 1996	10	(c)
10.14*	Employment Agreement dated June 14, 2007 between the Company and Ralph P. Scozzafava		8-K	June 18, 2007	10.1
10.15*	Form of Amendment to Executive Employment Agreement between the Company and Ralph P. Scozzafava, effective as of June 18, 2007		8-K	May 7, 2008	10.3
10.16*	Form of Change of Control Agreement		8-K	June 26, 2007	10.1
10.17*	Furniture Brands International, Inc. Executive Severance Plan		8-K	June 27, 2007	10.1
10.18*	Form of Amendment to the Furniture Brands International, Inc. Executive Severance Plan		8-K	May 7, 2008	10.6
10.19*	Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002		10-K	March 25, 2003	10	(v)
10.20*	Form of Deferred Executive Compensation Agreement between the Company and John T. Foy		8-K	December 9, 2004	10	(a)
10.21*	Form of Cash Option Deferred Executive Compensation Agreement between the Company and John T. Foy and Lynn Chipperfield		8-K	December 9, 2004	10	(b)
10.22*	Furniture Brands International, Inc. Deferred Compensation Plan, effective January 1, 2006		S-8	December 14, 2005	10	(b)
10.23*	Amendment to Furniture Brands International, Inc. Deferred Compensation Plan	X
10.24*	Form of Long-Term Performance Cash Bonus Letter		8-K	February 2, 2005	10	(c)
10.25	Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	August 10, 2007	10.1
10.26	First Amendment, dated March 17, 2008, to Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		10-Q	May 12, 2008	10.2

Continued

		Filed with	Incorporated by Reference
Exhibit		the Form		Filing Date with	Exhibit
Index No.	Exhibit Description	10-K	Form	the SEC	No.
10.27
Amendment No. 2 to Credit Agreement and Waiver, dated February 20, 2009, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
X
21.1	List of Subsidiaries of the Company	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1
Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
31.2
Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1
Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
32.2
Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X

*	Indicates management contact or compensatory plan, contract or arrangement.

Schedule II
FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	(Dollars in Thousands)
		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End of
Description	of Period	Expenses	Reserves	Period

Year Ended December 31, 2008
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$36,645	$40,819	$(50,390)	$27,074
Allowance for cash discounts/ chargebacks/other	8,822	19,235	(20,759)	7,298

	$45,467	$60,054	$(71,149)	$34,372

Year Ended December 31, 2007
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$21,595	$24,994	$(9,944)	$36,645
Allowance for cash discounts/ chargebacks/other	7,430	26,715	(25,323)	8,822

	$29,025	$51,709	$35,267	$45,467

Year Ended December 31, 2006
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$16,053	$13,410	$(7,869)	$21,595
Allowance for cash discounts/ chargebacks/other	7,315	30,052	(29,937)	7,430

	$23,368	$43,462	$(37,806)	$29,025

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.
	By:	/s/ Ralph P. Scozzafava
Ralph P. Scozzafava
Date: March 2, 2009		Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph P. Scozzafava	Chairman of the Board, Chief Executive	March 2, 2009

Ralph P. Scozzafava	Officer and Director (Principal Executive Officer)

/s/ Steven G. Rolls	Chief Financial Officer	March 2, 2009

Steven G. Rolls	(Principal Financial Officer)

/s/ Richard R. Isaak	Controller	March 2, 2009

Richard R. Isaak	(Principal Accounting Officer)

/s/ Wilbert G. Holliman, Jr.	Director	March 2, 2009

Wilbert G. Holliman, Jr.

/s/ John R. Jordan, Jr.	Director	March 2, 2009

John R. Jordan, Jr.

/s/ Ira D. Kaplan	Director	March 2, 2009

Ira D. Kaplan

/s/ Bobby L. Martin	Director	March 2, 2009

Bobby L. Martin

/s/ Maureen A. McGuire	Director	March 2, 2009

Maureen A. McGuire

/s/ Aubrey B. Patterson	Director	March 2, 2009

Aubrey B. Patterson

/s/ Alan G. Schwartz	Director	March 2, 2009

Alan G. Schwartz

EXHIBIT INDEX

		Filed with	Incorporated by Reference
Exhibit		the Form		Filing Date with	Exhibit
Index No.	Exhibit Description	10-K	Form	the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1
4.1	Rights Agreement, dated as of July 30, 1998, between the Company and Bank of New York, as Rights Agent		10-Q	August 14, 1998	4.2
4.2	First Amendment to Rights Agreement, dated July 10, 2008, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	July 11, 2008	4.1
4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company		10-Q	August 14, 1998	4.3
10.1*	Furniture Brands International, Inc. 1992 Stock Option Plan, as amended		10-Q	May 12, 1999	10	(a)
10.2*	Furniture Brands International, Inc. 1999 Long-Term Incentive Plan, as amended		S-8	September 17, 2002	4	(f)
10.3*	Furniture Brands International, Inc. 2005 Long-Term Performance Bonus Plan		8-K	May 3, 2005	10	(a)
10.4*	Form of Stock Option Grant Letter		8-K	February 2, 2005	10	(b)
10.5*	Form of Restricted Stock Grant Letter		8-K	February 11, 2005	10	(c)
10.6*	Furniture Brands International, Inc. 2008 Incentive Plan		S-8	December 19, 2008	4.1
10.7*	Form of Restricted Stock Unit Agreement under the 2008 Incentive Plan		8-K	December 22, 2008	10.1
10.8*	Form of Indemnification Agreement between the Company and the Company’s directors		10-K	March 26, 2002	10	(c)
10.9*	Furniture Brands International, Inc. Amended and Restated Restricted Stock Plan for Outside Directors, dated as of January 27, 2005		8-K	May 3, 2005	10	(b)
10.10*	Furniture Brands International, Inc. Executive Incentive Plan, as amended on October 25, 2001		10-K	March 26, 2002	10	(g)
10.11*	Form of Executive Incentive Plan Grant Letter to Company Executives		8-K	February 2, 2005	10	(a)
10.12*	Employment Agreement, dated as of February 10, 2004, between the Company and John T. Foy		10-K	March 15, 2004	10	(o)
10.13*	Employment Agreement, dated as of August 1, 1996, between the Company and Lynn Chipperfield		10-Q	August 1, 1996	10	(c)
10.14*	Employment Agreement dated June 14, 2007 between the Company and Ralph P. Scozzafava		8-K	June 18, 2007	10.1
10.15*	Form of Amendment to Executive Employment Agreement between the Company and Ralph P. Scozzafava, effective as of June 18, 2007		8-K	May 7, 2008	10.3
10.16*	Form of Change of Control Agreement		8-K	June 26, 2007	10.1
10.17*	Furniture Brands International, Inc. Executive Severance Plan		8-K	June 27, 2007	10.1
10.18*	Form of Amendment to the Furniture Brands International, Inc. Executive Severance Plan		8-K	May 7, 2008	10.6
10.19*	Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002		10-K	March 25, 2003	10	(v)
10.20*	Form of Deferred Executive Compensation Agreement between the Company and John T. Foy		8-K	December 9, 2004	10	(a)
10.21*	Form of Cash Option Deferred Executive Compensation Agreement between the Company and John T. Foy and Lynn Chipperfield		8-K	December 9, 2004	10	(b)
10.22*	Furniture Brands International, Inc. Deferred Compensation Plan, effective January 1, 2006		S-8	December 14, 2005	10	(b)
10.23*	Amendment to Furniture Brands International, Inc. Deferred Compensation Plan	X
10.24*	Form of Long-Term Performance Cash Bonus Letter		8-K	February 2, 2005	10	(c)

		Filed with	Incorporated by Reference
Exhibit		the Form		Filing Date with	Exhibit
Index No.	Exhibit Description	10-K	Form	the SEC	No.
10.25	Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	August 10, 2007	10.1
10.26	First Amendment, dated March 17, 2008, to Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		10-Q	May 12, 2008	10.2
10.27
Amendment No. 2 to Credit Agreement and Waiver, dated February 20, 2009, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
X
21.1	List of Subsidiaries of the Company	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1
Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
31.2
Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1
Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
32.2
Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X

*	Indicates management contact or compensatory plan, contract or arrangement.