Form 10-Q
period 2009-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2009-05-08
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-00091
Furniture Brands International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0337683 (I.R.S. Employer Identification No.)

1 North Brentwood Blvd., St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
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
☑ Yes          ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes          ☐ No
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
☐ Yes          ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
48,709,746 shares as of April 30, 2009

Furniture Brands International, Inc.
Table of Contents
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$48,108	$106,580
Receivables, less allowances of $33,357 ($34,372 at December 31, 2008)	170,385	178,590
Income tax refund receivable	28,805	38,090
Inventories	323,436	350,026
Prepaid expenses and other current assets	14,503	12,592

Total current assets	585,237	685,878

Property, plant, and equipment, net	150,313	150,864
Trade names	127,132	127,300
Other assets	35,012	35,476

Total assets	$897,694	$999,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$30,000
Accounts payable	73,952	85,206
Accrued employee compensation	21,789	49,082
Other accrued expenses	55,892	63,214

Total current liabilities	153,633	227,502

Long-term debt	143,000	160,000
Deferred income taxes	27,925	27,917
Pension liability	135,284	137,199
Other long-term liabilities	74,035	80,406

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 56,482,541 shares issued at March 31, 2009 and December 31, 2008	56,483	56,483
Paid-in capital	225,859	224,419
Retained earnings	372,339	376,515
Accumulated other comprehensive loss	(116,582)	(116,988)
Treasury stock at cost, 7,724,895 shares at March 31, 2009 and 7,704,764 shares at December 31, 2008	(174,282)	(173,935)

Total shareholders’ equity	363,817	366,494

Total liabilities and shareholders’ equity	$897,694	$999,518

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Quarter Ended March 31,
	2009	2008

Net sales	$356,871	$477,200

Cost of sales	276,530	366,181

Gross profit	80,341	111,019

Selling, general, and administrative expenses	83,214	101,981

Operating earnings (loss)	(2,873)	9,038

Interest expense	1,788	4,143

Other income, net	926	2,236

Earnings (loss) from continuing operations before income tax expense	(3,735)	7,131

Income tax expense	441	3,383

Net earnings (loss) from continuing operations	(4,176)	3,748

Net earnings from discontinued operations	—	29,868

Net earnings (loss)	$(4,176)	$33,616

Earnings per common share — basic and diluted:
Earnings (loss) from continuing operations	$(0.09)	$0.08
Earnings from discontinued operations	$—	$0.62

Net earnings (loss)	$(0.09)	$0.69

Weighted average shares of common stock outstanding — basic and diluted	48,766	48,560
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(4,176)	$33,616
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	5,291	6,662
Compensation expense related to stock option grants and restricted stock awards	1,103	767
Provision (benefit) for deferred income taxes	40	893
Gain on sale of discontinued operations	—	(48,059)
Other, net	(614)	(1,406)
Changes in operating assets and liabilities:
Accounts receivable	7,411	12,732
Income tax refund receivable	9,285	—
Inventories	27,439	13,663
Prepaid expenses and other assets	(2,191)	1,114
Accounts payable and other accrued expenses	(46,046)	42,895
Other long-term liabilities	(6,807)	(12,534)

Net cash provided by (used in) operating activities	(9,265)	50,343

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	—	(8,741)
Proceeds from the sale of business, net of cash sold	—	73,309
Proceeds from the disposal of assets	51	3,261
Additions to property, plant, and equipment	(4,248)	(2,150)

Net cash provided by (used in) investing activities	(4,197)	65,679

Cash flows from financing activities:
Payments of long-term debt	(45,000)	(65,000)
Restricted cash used for payment of long-term debt	—	20,000
Payments of cash dividends	—	(1,940)
Other	(10)	(8)

Net cash used by financing activities	(45,010)	(46,948)

Net increase (decrease) in cash and cash equivalents	(58,472)	69,074
Cash and cash equivalents at beginning of period	106,580	118,764

Cash and cash equivalents at end of period	$48,108	$187,838

Supplemental disclosure:

Cash payments (refunds) for income taxes, net	$(9,380)	$419
Cash payments for interest expense	$2,329	$5,647
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share information)
(unaudited)
(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) and such principals are applied on a basis consistent with those reflected in our 2008 Annual Report on Form-10K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the quarter ended March 31, 2009 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2009.

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates, judgments, and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

In the first quarter of 2008, we sold Hickory Business Furniture, a wholly owned subsidiary that designs and manufactures business furniture. As a result, this business unit has been reflected as a discontinued operation in all periods presented, pursuant to the provisions of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(2)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not affect our financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position No. FAS 132R-1 (FSP FAS 132R-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132R-1 enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. The adoption of this statement will not effect our financial position or results of operations as it will only impact the disclosures in our annual report for the fiscal year ended December 31, 2009.

(3)	ACQUISITIONS

During the quarter ended March 31, 2008, we acquired 15 stores and a warehouse from five of our dealers for total consideration of $8,741. The acquisitions were asset purchases consisting mainly of inventories and fixed assets and the assumption of certain liabilities, primarily customer deposits.

The Consolidated Statement of Operations includes the results of operations of the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

(4)	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

We have been executing plans to reduce our domestic manufacturing capacity. Qualifying assets related to restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $10,043 at March 31, 2009 and $10,017 at December 31, 2008. Included in the restructuring charges for the quarter ended March 31, 2009 are expenses associated with our 26 closed retail store locations and severance costs which are primarily associated with our manufacturing operations.

Restructuring and asset impairment charges were as follows:

	Quarter Ended March 31,
	2009	2008
Restructuring charges (benefits):
Termination benefits	$418	$—
Closed store occupancy and lease cost	1,395	2,207

	1,813	2,207
Gain on sale of assets	—	(1,243)

	$1,813	$964

Statement of Operations classification:
Cost of sales	$418	$—
Selling, general and administration expenses	1,395	964

	$1,813	$964

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

Closed store occupancy and lease costs include occupancy costs associated with closed retail locations, early contract termination settlements for retail leases during the period, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted as necessary to reflect changes in estimated sublease rentals.

Activity in the accrual for closed store lease liabilities during the quarter ended March 31, 2009 was as follows:

Accrual for closed store lease liabilities at January 1	$27,918
Cash payments	(1,527)
Charges to expense	278

Accrual for closed store lease liabilities at March 31	$26,669

At March 31, 2009, $5,219 of the accrual for lease termination costs is classified as current accrued expenses, with the remaining balance in other long-term liabilities.

Activity in the accrual for termination benefits during the quarter ended March 31, 2009 was as follows:

Accrual for termination benefits at January 1	$10,012
Charges to expense	418
Cash payments	(7,822)

Accrual for termination benefits at March 31	$2,608

The accrual for termination benefits at March 31, 2009 is classified as current accrued expenses.

(5)	INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$87,137	$89,713
Work-in-process	21,112	21,405
Finished products	215,187	238,908

	$323,436	$350,026

(6)	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008
Land	$15,894	$16,027
Buildings and improvements	202,493	198,836
Machinery and equipment	271,366	270,597

	489,753	485,460
Less: accumulated depreciation	339,440	334,596

	$150,313	$150,864

Depreciation expense was $5,291 and $6,662 for the quarter ended March 31, 2009 and March 31, 2008, respectively.

(7)	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Asset-based loan	$145,000	$190,000
Less: current maturities	2,000	30,000

Long-term debt	$143,000	$160,000

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450,000. The facility is secured by all of our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.

The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 2009 there were $145,000 of cash borrowings and $22,224 in letters of credit outstanding.

The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. The threshold related to cash dominion and weekly borrowing base reporting is $75,000 and the threshold related to the fixed charge coverage ratio is $62,500. As of March 31, 2009 excess availability was $77,609. Of this, $2,609 represents the additional amount we could borrow without going below any of the covenant thresholds.

As we currently would not be able to comply with the fixed charge coverage covenant, we manage our excess availability to remain above the covenant threshold. We do not expect to be below the threshold in 2009. In addition to our $2,609 additional borrowing capacity, we had $48,108 of cash and cash equivalents at March 31, 2009.

We voluntarily repaid $2,000 of debt in April 2009 which was classified as current at March 31, 2009. If we had not made this payment, we still would have remained above the covenant threshold in April 2009.

The borrowing base is reported on the 25th day of each month based on our financial position for the previous month end. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.

Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of March 31, 2009, loans outstanding under the ABL consisted of $50,000 based on the adjusted Eurodollar rate at an interest rate of 3.375% and $95,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of March 31, 2009 was 3.29%.

(8)	LIQUIDITY

The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, pension funding requirements, and, in 2009, the receipt of income tax refunds.

We had $48,108 of cash and cash equivalents, $145,000 of debt outstanding, and excess availability to borrow an additional $2,609 under our ABL at March 31, 2009. In order to maintain these borrowings, we have to comply with various provisions of our ABL agreement (see Note 7. Long-Term Debt). Should we not comply with certain of the provisions of our ABL agreement, the lenders can call the debt, which could have a significantly adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significantly adverse impact to our liquidity and our business.

In light of the recent deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, controlling costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we review all capital projects and are committed to execute only on those projects that are either necessary for business operations or have an adequate expected rate of return. Also, we will acquire stores only if we are required as the prime tenant or guarantor on the lease or if we expect an adequate return on our investment. However, if we do not have sufficient cash flow from our operations or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.

(9)	RETIREMENT PLANS

The components of net periodic pension expense for Company-sponsored defined benefit plans are as follows:

	Quarter Ended March 31,
	2009	2008
Service cost	$725	$1,157
Interest cost	6,436	6,584
Expected return on plan assets	(6,538)	(6,895)
Net amortization and deferral	1,104	1,011

Net periodic pension expense	$1,727	$1,857

We amended the defined benefit plans, freezing and ceasing future benefits as of December 31, 2005. Certain transitional benefits are being provided to participants who had attained age 50 and had completed 10 years of service as of December 31, 2005.

The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $137,281 at December 31, 2008, the measurement date for our pension liability. In December 2008, the federal government passed legislation that provides for temporary relief from the funding requirements under the Pension Protection Act of 2006 due to the widespread nature of disruption in financial markets. Due to this legislation, our expected cash pension contributions for 2009 are not significant and are expected to range from $0 to $2,200 in 2009. However, if the relief provided by the federal government is no longer applicable to our pension plans, if there is continued downward pressure on the asset values of these plans, or if the assets fail to recover in value, it would necessitate significantly increased funding of our plans in the future.

We currently provide retirement benefits to our employees through a defined contribution plan. Our total costs of the defined benefit and defined contribution plans for the quarter ended March 31, 2009 were $3,708 compared to $4,141 for the quarter ended March 31, 2008.

(10)	STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS

A summary of option activity for the quarter ended March 31, 2009 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2008	3,610,692	$20.54
Granted	—	—
Exercised	—	—
Forfeited or expired	(305,525)	22.98

Outstanding at March 31, 2009	3,305,167	$20.32

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. We had no stock option grants during the quarter ended March 31, 2009.

Non-vested restricted stock activity is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2008	451,501	$12.61
Granted	—	—
Vested	—	—
Forfeited	(14,953)	12.42

Outstanding at March 31, 2009	436,548	$12.62

Included in the tables above are 487,000 shares of stock options and 243,500 shares of restricted stock which have performance criteria upon which vesting is dependent. These shares were granted on March 14, 2008 and vest on December 31, 2009 if we achieve our 2009 performance measures for net earnings.

In December 2008, we awarded restricted stock units to certain executive officers. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. If the trailing 10 day average of our common stock reaches $6.26 per share, then fifty percent of the units will vest, and the executive will be entitled to receive a cash payment of $6.26 per vested unit on the second anniversary of the grant date, or if the vesting date occurs after the second anniversary of the grant date, on the vesting date. The other fifty percent of the units will vest if the trailing 10 day average of our common stock reaches $9.39 per share, and following vesting, the executive will be entitled to receive a cash payment of $9.39 per vested unit on the third anniversary of the grant date, or if the vesting date occurs after the third anniversary of the grant date, on the vesting date. The awards expire 5 years from the grant date and are designed to reward executives for increases in share price as well as encouraging the long-term employment of the executive officers.

A summary of restricted stock unit activity for the quarter ended March 31, 2009 is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39
Outstanding at December 31, 2008	1,425,710	1,425,710
Granted	—	—
Vested	—	—
Forfeited	(127,795)	(127,795)

Outstanding at March 31, 2009	1,297,915	1,297,915

A benefit of $100 was recorded in the first quarter of 2009 for restricted stock unit awards due to forfeitures and changes in the estimated fair value of the awards in the first quarter of 2009.

The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. The derived service periods are 2.7 and 3.3 years for the awards with $6.26 and $9.39 share price objectives, respectively. The following assumptions were used to determine the fair value of the restricted stock units as of March 31, 2009:

Risk-free interest rate	1.6%
Expected volatility	71.5%
Expected dividend yield	0.0%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at March 31, 2009.

(11)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	Quarter Ended March 31,
	2009	2008
Net earnings (loss)	$(4,176)	$33,616
Other comprehensive income, net of tax:
Pension liability	1,077	576
Foreign currency translation	(671)	(259)

Other comprehensive income	406	317

Total comprehensive income (loss)	$(3,770)	$33,933

The components of accumulated other comprehensive loss, each presented net of tax, are as follows:

	March 31,	December 31,
	2009	2008
Pension liability	$(115,693)	$(116,770)
Foreign currency translation	(889)	(218)

Accumulated other comprehensive loss	$(116,582)	$(116,988)

(12)	EARNINGS PER SHARE

Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Quarter Ended March 31,
	2009	2008
Stock options	3,305,167	3,871,092
Average exercise price	$20.32	$20.62
(13)	INCOME TAXES

We or one of our subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax return for 2005 in the first quarter of 2007 and limited scope examinations of our United States income tax returns for 2006 and 2007 in the first quarter of 2009.

As of March 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits was $10,254 and $10,297, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2009 and December 31, 2008, the liability for unrecognized tax benefits included accrued interest of $3,526 and $3,182 and accrued penalties of $967 and $804, respectively. We recognized interest expense of $344 and $267 and penalty expense of $163 and $206 related to unrecognized tax benefits in the statement of operations for the quarters ended March 31, 2009 and 2008, respectfully. The total amount of unrecognized tax benefits at March 31, 2009 that, if recognized, would affect our effective tax rate is $8,064.

At December 31, 2008, we evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized based on the measurement standards required under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Therefore, we established a valuation allowance of $156,572. At March 31, 2009, the valuation allowance was increased $717 to $162,143 due to additional net operating losses during the first quarter, partially offset by a reduction in net deferred tax assets requiring a valuation allowance.

The amount of the valuation allowance charged to income tax expense was $1,103 and $529 in the quarters ended March 31, 2009 and 2008, respectively. At March 31, 2009, the value of the federal and state net operating loss carryforward available for future tax benefit is $20,327 and $14,747, respectively, before the valuation allowance. The federal losses expire in the year 2028. The state losses generally start to expire in the year 2021. While we have no other limitations on the use of our net operating loss carryforwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

(14)	CONTINGENT LIABILITIES

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

We are the prime tenant for operating leases and have subleased the premises to independent furniture dealers. In addition, we guarantee certain leases of company-brand stores operated by independent furniture dealers. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. Total future payments applicable to subleases and lease guarantees were $53,297 as of March 31, 2009. At March 31, 2009, we considered certain of these dealers with subleases and lease guarantees to be at risk of default and have recorded a lease termination liability of $702 to cover estimated losses.

(15)	DISCONTINUED OPERATIONS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (“HBF”), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit was reflected as a discontinued operation pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

On March 29, 2008, we closed the sale of HBF for $75,000 and recorded a gain of $28,816, which is net of income tax expense of $19,243.

The following table presents a condensed statement of operations for the discontinued operation for the quarter ended March 31, 2008:

Net sales	$15,348
Earnings before income tax expense	$1,734
Net earnings	$1,052

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this and previous filings and particularly in the “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.
OVERVIEW
We are one of the nation’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.
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
In the first quarter of 2008, we sold Hickory Business Furniture, a wholly owned subsidiary that designs and manufactures business furniture. As a result, this business unit has been reflected as a discontinued operation in all periods presented in this Form 10-Q.
BUSINESS TRENDS AND STRATEGY
In the first quarter of 2009, we continued to experience declining sales. We believe that the decline in sales was primarily caused by a number of ongoing factors in the global economies that have negatively impacted consumers’ discretionary spending. These economic factors included lower home values, increased foreclosure activity throughout the country, rising levels of unemployment and personal debt, and reduced access to consumer credit. These developments combined with recent and ongoing unprecedented shocks to the global financial system and capital markets have all added to declines in consumer confidence and curtailed consumer spending.
In order to offset the impact of these economic conditions, we took several steps in 2008 and continue to take steps in 2009 to control costs and preserve cash, while also looking forward and investing in opportunities for future growth. The more significant actions taken by us include:
•	Closing four domestic manufacturing facilities in 2008 and consolidating or reconfiguring other facilities in 2008 and 2009.

•	Reducing our domestic workforce by approximately 1,400 employees in December 2008;

•	Consolidating our administrative and support functions and implementing a shared services organization in 2008 and 2009;

•	Exiting unprofitable retail stores in 2008 and 2009;

•	Investing in pre-market product consumer testing, innovative product development, consumer insights, and more effective marketing to increase sales in order to assist us in regaining market share in the future; and

•	Creating a wholly-owned subsidiary in Asia in 2008 to gain full control of our overseas manufacturing, sourcing and logistics activities.
As a result of the continuing weak economy and our initiatives to counteract this environment, the following charges and costs are included in our results of operations:
•	We incurred costs of $2.3 million in the first quarter of 2009 and $2.3 million in the first quarter of 2008 related to unproductive downtime in our factories.

•	We incurred charges of $0.4 million in the first quarter of 2009 associated with severance actions, which related primarily to reductions in our manufacturing operations.

•	We incurred expense of $1.4 million in the first quarter of 2009 and $2.2 million in the first quarter of 2008 associated with closed retail store locations, which related primarily to occupancy costs, lease termination costs, and lease liabilities.
These charges and costs contributed to our loss from continuing operations of $4.2 million for the first quarter of 2009.
While we continue to look forward and invest in growth initiatives, we remain cautious about future sales. We expect a weak consumer retail environment to continue in 2009 and, as a company that is dependent upon consumer discretionary spending, we expect to face a challenging year. In anticipation of this, we continue to focus on the following key areas in 2009:
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table has been prepared to set forth certain statement of operations and other data for continuing operations for the quarter ended March 31, 2009 and March 31, 2008:

	Quarter Ended March 31,
	2009		2008
		% of		% of
(in millions except share and per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$356.9	100.0%	$477.2	100.0%
Cost of sales	276.5	77.5	366.2	76.7

Gross profit	80.3	22.5	111.0	23.3
Selling, general, and administrative expenses	83.2	23.3	102.0	21.4

Earnings (loss) from operations	(2.9)	(1.0)	9.0	1.9
Interest expense	1.8	0.5	4.1	0.9
Other income, net	0.9	0.3	2.2	0.5

Earnings (loss) from continuing operations before income tax expense	(3.7)	(1.0)	7.1	1.5
Income tax expense	0.4	0.1	3.4	0.7

Net earnings (loss) from continuing operations	$(4.2)	(1.2)%	$3.7	0.8%

Net earnings (loss) from continuing operations per common share — basic and diluted	$(0.09)		$0.08
Net sales for the quarter ended March 31, 2009 were $356.9 million, compared to $477.2 million in the quarter ended March 31, 2008, a decrease of $120.3 million or 25.2%. The decrease in net sales was driven by weak retail conditions, decisions to abandon unprofitable products, customers, and programs, and higher price discounts, resulting in lower sales volume.
Gross profit for the quarter ended March 31, 2009 was $80.3 million compared to $111.0 million for the quarter ended March 31, 2008. The decline in gross profit is primarily attributable to lower sales volume and higher price discounts. We expect to realize improved margins in the future due to increased production efficiency driven by our recent restructuring activities, lower materials cost, and lower transportation cost.
Selling, general, and administrative expenses for the quarter ended March 31, 2009 were $83.2 million compared to $102.0 million in the quarter ended March 31, 2008. The decrease in selling, general, and administrative costs was primarily due to lower compensation and incentive plan costs, advertising expenses, bad debt expense, and professional fees, partially offset by higher occupancy expense which was primarily related to the addition of 22 Thomasville retail stores since the first quarter of 2008.
Interest expense totaled $1.8 million for the quarter ended March 31, 2009 compared to $4.1 million for the quarter ended March 31, 2008. The decrease in interest expense resulted from reduced long-term debt and lower interest rates.
Other income, net consists of the following:

	Quarter Ended March 31,
	2009	2008
Interest Income	$0.7	$1.7
Other	0.2	0.5

	$0.9	$2.2

Interest income includes interest received on short-term investments, notes receivable, and past due accounts receivable.
The effective income tax rate was (11.8)% for the quarter ended March 31, 2009 and 47.4% for the quarter ended March 31, 2008. The reduced effective tax rate resulted from losses for which the income tax benefit was offset by valuation allowances recorded during the period.
Earnings (loss) per common share from continuing operations was $(0.09) for the quarter ended March 31, 2009 compared to $0.08 for the quarter ended March 31, 2008. Weighted average common shares outstanding used in the calculation of net earnings per common share were 48.8 million for the quarter ended March 31, 2009 and 48.6 million for the quarter ended March 31, 2008.

Net earnings from discontinued operations, including the gain on the sale of Hickory Business Furniture of $28.9 million, were $29.9 million in the quarter ended March 31, 2008.
RETAIL RESULTS OF OPERATIONS
As a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville Stores (a)			All Other Retail Stores(b)
	Quarter Ended March 31,			Quarter Ended March 31,
(Dollars in millions)	2009	2008		2009		2008

Net sales	$19.5	$10.9		$10.3		$15.6

Cost of sales	11.4	6.2		6.5		9.6

Gross profit	8.1	4.7		3.8		6.0

Selling, general, and administrative expenses	13.7	6.2		8.5		11.3

Operating loss(e)	$(5.6)	$(1.5)		$(4.7)		$(5.3)

Number of stores at end of period	45	23		17		21
Number of closed locations at end of period	—	—		26		21
Same-store-sales(c):
Quarterly percentage	(22)%	(d	)	(d	)	(d	)
Number of stores	12	(d	)	(d	)	(d	)

a)	This supplemental data includes only Thomasville retail store locations that were open at the end of the quarter ended March 31, 2009 and March 31, 2008.

b)	This supplemental data includes all retail stores other than open Thomasville stores. This data also includes costs of $1.4 million and $2.2 million in the first quarter of 2009 and 2008, respectively, associated with closed retail locations which includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities.

c)	Quarterly same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

d)	Not meaningful due to the small number of open stores in the same-store calculation.

e)	Operating loss does not include our wholesale profit on the above retail net sales.
In addition to the above company-owned stores, there were 91 and 125 Thomasville dealer-owned stores at March 31, 2009 and March 31, 2008, respectively.
FINANCIAL CONDITION
Liquidity
Cash and cash equivalents at March 31, 2009 totaled $48.1 million, compared to $106.6 million at December 31, 2008. Net cash used in operating activities for the quarter ended March 31, 2009 totaled $9.3 million compared with net cash provided by operating activities of $50.3 million for the quarter ended March 31, 2008. This decrease in cash flow from operations is primarily attributable to lower operating earnings and the payment of accrued compensation and severance costs in the first quarter of 2009, partially offset by a higher reduction of inventories and income tax refund receivable as compared to the first quarter of 2008. Net cash used in investing activities for the first quarter totaled $4.2 million in 2009 compared with net cash provided by investing activities of $65.7 million in the first quarter of 2008. The decrease in cash provided by investing activities is primarily the result of a reduction of proceeds from the sale of business and assets in the first quarter of 2009 as compared to the first quarter of 2008, partially offset by fewer acquisitions of stores. Net cash used in financing activities for the first quarter totaled $45.0 million in 2009 compared with $46.9 million in 2008. Net cash used in financing activities in the first quarter of 2009 consisted of payment of long-term debt. Net cash used in financing activities in the first quarter of 2008 consisted of payment of long-term debt ($45.0 million, net of restricted cash) and cash dividends ($1.9 million).

We received federal income tax refunds of $26.5 million in April 2009 and expect to receive state and other income tax refunds of $2.3 million later this year.
Working capital was $431.6 million at March 31, 2009, compared to $458.4 million at December 31, 2008. The current ratio was 3.8-to-1 at March 31, 2009, compared to 3.0-to-1 at December 31, 2008. The decrease in working capital primarily resulted from reductions in cash and cash equivalents and inventories, partially offset by reductions in current maturities of long-term debt and accrued compensation costs. As described in the next section on “Financing Arrangements,” our borrowings under our asset-based loan (“ABL”) are limited by the amount of our eligible accounts receivable and inventory. Therefore, as our accounts receivable and inventory decrease in total, the amount we can borrow under our ABL decreases. In the first quarter of 2009, $45.0 million of cash was used in the payment of long-term debt, the payment of which was driven primarily by the decrease in our accounts receivable and inventory.
The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, pension funding requirements, and, in 2009, the receipt of income tax refunds.
We had $145.0 million of debt outstanding and excess availability to borrow an additional $2.6 million under our ABL at March 31, 2009. In order to maintain these borrowings, we have to comply with various provisions of our ABL agreement (see “Financing Arrangements”). Should we not comply with certain of the provisions of our ABL agreement, the lenders can call the debt, which could have a significantly adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significantly adverse impact to our liquidity and our business.
In light of the recent deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, controlling costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we reviewed all capital projects for 2009 and are committed to execute only on those projects that are either necessary for business operations or have an adequate expected rate of return. Also, we will acquire stores only if we are required as the prime tenant on the lease or if we expect an adequate return on our investment. However, if we do not have sufficient cash flow from our operations or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
Financing Arrangements
Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2009	2008
Asset-based loan	$145.0	$190.0
Less: current maturities	2.0	30.0

Long-term debt	$143.0	$160.0

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by all of our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 2009 there were $145.0 million of cash borrowings and $22.2 million in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. The threshold related to cash dominion and weekly borrowing base reporting is $75.0 million and the threshold related to the fixed charge coverage ratio is $62.5 million. As of March 31, 2009 excess availability was $77.6 million. Of this, $2.6 million represents the additional amount we could borrow without going below any of the covenant thresholds.

As we currently would not be able to comply with the fixed charge coverage covenant, we manage our excess availability to remain above the covenant threshold. We do not expect to be below the threshold in 2009. In addition to our $2.6 million additional borrowing capacity, we had $48.1 million of cash and cash equivalents at March 31, 2009.
We voluntarily repaid $2.0 million of debt in April 2009 which was classified as current at March 31, 2009. If we had not made this payment, we still would have remained above the covenant threshold in April 2009.
The borrowing base is reported on the 25th day of each month based on our financial position for the previous month end. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.25% for the first six months of the facility and thereafter will fluctuate with excess availability. As of March 31, 2009, loans outstanding under the ABL consisted of $50.0 million based on the adjusted Eurodollar rate at an interest rate of 3.375% and $95.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of March 31, 2009 was 3.29%.
We believe our current cash position along with our cash flow from operations, tax refunds, sale of surplus assets, and ABL availability will be sufficient to fund our liquidity requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Off-Balance Sheet Arrangements
We are the prime tenant for operating leases and have subleased the premises to independent furniture dealers. In addition, we guarantee many leases of company-brand stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. Total future payments applicable to subleases and lease guarantees were $53.3 million as of March 31, 2009. At March 31, 2009, we considered certain of these dealers with subleases and lease guarantees to be at risk of default and have recorded a lease termination liability of $0.7 million to cover estimated losses.
Funded Status of the Defined Benefit Pension Plan
The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $137.3 million at December 31, 2008, the measurement date for our pension liability. In December 2008, the federal government passed legislation that provides for temporary relief from the funding requirements under the Pension Protection Act of 2006 due to the widespread nature of disruption in financial markets. Due to this legislation, our expected cash pension contributions for 2009 are not significant and are expected to range from $0 to $2.2 million in 2009. However, if the relief provided by the federal government is no longer applicable to our pension plans, if there is continued downward pressure on the asset values of these plans, or if the assets fail to recover in value, it would necessitate significantly increased funding of our plans in the future.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based upon the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for SFAS 157 was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of SFAS 157 that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on our financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 on January 1, 2009 did not affect our financial position or results of operations.
In December 2008, the FASB issued FASB Staff Position No. FAS 132R-1 (FSP FAS 132R-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132R-1 enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. The adoption of this statement will not effect our financial position or results of operations as it will only impact the disclosures in our annual report for the fiscal year ended December 31, 2009.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.3 million annually.

Item 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 2, 2009, management concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’s”) Internal Control — Integrated Framework as a result of a material weakness in our accounting for income taxes. Specifically, management determined that our controls and procedures were inadequate to ensure that the necessary information, including a complete listing of all deferred income tax assets subject to a valuation allowance, was captured and communicated to those responsible for evaluating the accounting implications. Solely as a result of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2009. We have designed and begun implementation of procedures we believe will remediate the material weakness described above. The more significant procedures include capturing a complete list, segregated by U.S. and foreign tax jurisdictions, of all gross deferred income tax assets subject to a valuation allowance and providing this list to those responsible for evaluating the accounting implications. Certain of these procedures are performed on a quarterly basis while others are performed only on an annual basis. The quarterly procedures will be fully implemented in the second quarter of fiscal 2009 and the annual procedures by the end of fiscal 2009. In order to evaluate whether the material weakness has been remediated, we must successfully test the effectiveness of the new procedures over this period of time. Therefore, we expect the material weakness will be remediated by the end of fiscal 2009.

Notwithstanding the material weakness described above, our management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States for each of the periods presented herein.

(b)	Changes in Internal Control over Financial Reporting

Other than the changes discussed in (a) above, there have not been any other changes in our internal control over financial reporting during the first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In April 2009, a purported derivative suit was filed in the Circuit Court of St. Louis County, Missouri against Furniture Brands International, Inc. (as a nominal defendant) and against current directors and certain current and former officers of the company. The complaint purports to allege corporate waste and a breach of fiduciary duty by the directors with respect to the approval of certain compensation payments made to executive officers of the company. The complaint also purports to allege unjust enrichment claims against certain executive officers. The complaint seeks, among other things, unspecified damages based on the purported breach of fiduciary duties and the return of certain compensation paid to certain executive officers.
It is too early for the company to reach a conclusion as to the ultimate outcome of this action. However, we believe that the lawsuit is without merit.
Refer to Part 1, Note 14 to the Consolidated Financial Statements in this form 10-Q, which is incorporated herein by reference.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 5. OTHER INFORMATION
On May 6, 2009, our company’s Human Resources Committee approved the forms of restricted stock award agreement, nonqualified stock option agreement, and performance based restricted stock award agreement to be used in connection with awards made under the Furniture Brands International, Inc. 2008 Incentive Plan. Copies of these agreements are attached hereto as Exhibits 10.4, 10.5, and 10.6 and are incorporated herein by reference.

Item 6. EXHIBITS

Exhibit		Filed	Incorporated by Reference
Index		with this		Filing Date
No.	Exhibit Description	Form 10-Q	Form	with the SEC	Exhibit No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3

3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1

10.1	First Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective December 31, 2005	X

10.2	Second Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective January 1, 2005	X

10.3	Third Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective March 14, 2008	X

10.4	Form of Restricted Stock Award Agreement under 2008 Incentive Plan	X

10.5	Form of Nonqualified Stock Option Agreement under 2008 Incentive Plan	X

10.6	Form of Performance Based Restricted Stock Award Agreement under 2008 Incentive Plan	X

31.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)
By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as principal Principal Financial Officer) Date: May 8, 2009

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
Index		with this		Filing Date
No.	Exhibit Description	Form 10-Q	Form	with the SEC	Exhibit No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3

3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1

10.1	First Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective December 31, 2005	X

10.2	Second Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective January 1, 2005	X

10.3	Third Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective March 14, 2008	X

10.4	Form of Restricted Stock Award Agreement under 2008 Incentive Plan	X

10.5	Form of Nonqualified Stock Option Agreement under 2008 Incentive Plan	X

10.6	Form of Performance Based Restricted Stock Award Agreement under 2008 Incentive Plan	X

31.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X