Form 10-Q
period 2009-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2009-08-07
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
☐ Yes ☐ No
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
48,709,525 shares as of July 31, 2009

Furniture Brands International, Inc.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements:

Consolidated Balance Sheets:	3

June 30, 2009
December 31, 2008

Consolidated Statements of Operations:	4

Three Months Ended June 30, 2009
Three Months Ended June 30, 2008

Six Months Ended June 30, 2009
Six Months Ended June 30, 2008

Consolidated Statements of Cash Flows:	6

Six Months Ended June 30, 2009
Six Months Ended June 30, 2008

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	29
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share information)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$77,263	$106,580
Receivables, less allowances of $26,853 ($34,372 at December 31, 2008)	136,849	178,590
Income tax refund receivable	2,282	38,090
Inventories	306,844	350,026
Prepaid expenses and other current assets	13,452	12,592

Total current assets	536,690	685,878

Property, plant, and equipment, net	144,680	150,864
Trade names	127,300	127,300
Other assets	34,827	35,476

Total assets	$843,497	$999,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$19,000	$30,000
Accounts payable	58,725	85,206
Accrued employee compensation	16,962	49,082
Other accrued expenses	59,477	63,214

Total current liabilities	154,164	227,502

Long-term debt	110,000	160,000
Deferred income taxes	28,542	27,917
Pension liability	134,780	137,199
Other long-term liabilities	68,696	80,406

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 56,482,541 shares issued at June 30, 2009 and December 31, 2008	56,483	56,483
Paid-in capital	222,700	224,419
Retained earnings	356,346	376,515
Accumulated other comprehensive loss	(114,574)	(116,988)
Treasury stock at cost, 7,773,016 shares at June 30, 2009 and 7,704,764 shares at December 31, 2008	(173,640)	(173,935)

Total shareholders’ equity	347,315	366,494

Total liabilities and shareholders’ equity	$843,497	$999,518

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Three Months Ended June 30,
	2009	2008
Net sales	$288,263	$449,870

Cost of sales	226,635	349,520

Gross profit	61,628	100,350

Selling, general, and administrative expenses	76,015	131,979

Operating loss	(14,387)	(31,629)

Interest expense	1,512	2,802

Other income, net	761	1,081

Loss from continuing operations before income tax expense (benefit)	(15,138)	(33,350)

Income tax expense (benefit)	855	(9,354)

Net loss from continuing operations	(15,993)	(23,996)

Net earnings from discontinued operations	—	52

Net loss	$(15,993)	$(23,944)

Earnings (loss) per common share — basic and diluted:
Loss from continuing operations	$(0.33)	$(0.49)
Earnings from discontinued operations	$—	$—

Net loss	$(0.33)	$(0.49)

Weighted average shares of common stock outstanding — basic and diluted	48,712	48,806
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Net sales	$645,134	$927,070

Cost of sales	503,165	715,701

Gross profit	141,969	211,369

Selling, general, and administrative expenses	159,229	233,960

Operating loss	(17,260)	(22,591)

Interest expense	3,300	6,945

Other income, net	1,687	3,317

Loss from continuing operations before income tax expense (benefit)	(18,873)	(26,219)

Income tax expense (benefit)	1,296	(5,971)

Net loss from continuing operations	(20,169)	(20,248)

Net earnings from discontinued operations	—	29,920

Net earnings (loss)	$(20,169)	$9,672

Earnings (loss) per common share — basic and diluted:
Loss from continuing operations	$(0.41)	$(0.42)
Earnings from discontinued operations	$—	$0.61

Net earnings (loss)	$(0.41)	$0.20

Weighted average shares of common stock outstanding — basic and diluted	48,738	48,683
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(20,169)	$9,672
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	10,834	13,022
Compensation expense (credit) related to stock option grants and restricted stock awards	(1,414)	2,024
Provision (benefit) for deferred income taxes	717	(6,134)
Gain on sale of discontinued operations	—	(48,109)
Other, net	(1,639)	(2,349)
Changes in operating assets and liabilities:
Accounts receivable	40,947	42,038
Income tax refund receivable	35,808	4,173
Inventories	45,069	17,843
Prepaid expenses and other assets	(686)	316
Accounts payable and other accrued expenses	(62,771)	10,325
Other long-term liabilities	(11,159)	(3,206)

Net cash provided by operating activities	35,537	39,615

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	—	(9,505)
Proceeds from the sale of business, net of cash sold	—	73,359
Proceeds from the disposal of assets	2,159	3,297
Additions to property, plant, and equipment	(6,003)	(9,025)

Net cash provided (used) by investing activities	(3,844)	58,126

Cash flows from financing activities:
Payments of long-term debt	(61,000)	(100,800)
Restricted cash used for payment of long-term debt	—	20,000
Payments of cash dividends	—	(3,892)
Other	(10)	(8)

Net cash used by financing activities	(61,010)	(84,700)

Net increase (decrease) in cash and cash equivalents	(29,317)	13,041
Cash and cash equivalents at beginning of period	106,580	118,764

Cash and cash equivalents at end of period	$77,263	$131,805

Supplemental disclosure:

Cash payments (refunds) for income taxes, net	$(35,224)	$7,269
Cash payments for interest expense	$3,686	$8,539
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share information)
(unaudited)
(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) and such principals are applied on a basis consistent with those reflected in our 2008 Annual Report on Form-10K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the period. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In preparing these consolidated financial statements as of June 30, 2009, we performed an evaluation of subsequent events through the filing of this Form 10-Q in accordance with Statement of Financial Accounting Standards No. 165, Subsequent Events. The results for the six months ended June 30, 2009 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2009.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not effect our financial position or results of operations.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 132R-1 (“FSP FAS 132R-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132R-1 enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. The adoption of this statement will not effect our financial position or results of operations as it will only impact the disclosures in our annual report for the fiscal year ended December 31, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”),The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing U.S. GAAP.

(3)	FAIR VALUE OF FINANCIAL INSTRUMENTS
We consider the carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

We consider the carrying value of amounts outstanding under the asset based loan to approximate fair value because they accrue interest at rates which generally fluctuate with interest rate trends.
(4)	ACQUISITIONS

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

(5)	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

We have been executing plans to reduce our domestic manufacturing capacity. Qualifying assets related to restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $10,483 at June 30, 2009 and $10,017 at December 31, 2008. Included in the restructuring charges for the three and six months ended June 30, 2009 are expenses associated with our 26 closed retail store locations and severance costs which are primarily associated with our manufacturing operations.

Restructuring and asset impairment charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restructuring charges (benefits):
Termination benefits	$1,912	$74	$2,330	$74
Closed store occupancy and lease cost	610	11,207	2,005	13,420
Loss (gain) on sale of assets	(175)	18	(175)	(1,225)

	$2,347	$11,299	$4,160	$12,269

Statement of Operations classification:
Cost of sales	$1,788	$92	$2,206	$92
Selling, general and administrative expenses	559	11,207	1,954	12,177

	$2,347	$11,299	$4,160	$12,269

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

Activity in the accrual for closed store lease liabilities during the three months ended June 30, 2009 was as follows:

Accrual for closed store lease liabilities at beginning of period	$26,669
Cash payments	(3,648)
Charges (credit) to expense	(1,502)

Accrual for closed store lease liabilities at end of period	$21,519

In the second quarter of 2009, we approved a plan to open two previously closed company-owned retail stores during 2009. As a result of this decision, the closed store lease liability of $1,879 previously recorded for these company-owned stores was reversed in the second quarter.

At June 30, 2009, $5,749 of the accrual for closed store lease liability is classified as current accrued expenses, with the remaining balance in other long-term liabilities.

Remaining minimum lease payments under operating leases for closed stores as of June 30, 2009 are as follows:

Minimum Lease
Payments —
Year	Closed Stores
2009	$5,129
2010	7,403
2011	6,904
2012	7,030
2013	6,921
2014	6,641
Thereafter	5,110

$45,138

Activity in the accrual for termination benefits during the three months ended June 30, 2009 was as follows:

Accrual for termination benefits at beginning of period	$2,608
Cash payments	(3,057)
Charges to expense	1,912

Accrual for termination benefits at end of period	$1,463

The accrual for termination benefits at June 30, 2009 is classified as current accrued expenses.
(6)	INVENTORIES
Inventories are summarized as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$86,181	$89,713
Work-in-process	18,783	21,405
Finished products	201,880	238,908

	$306,844	$350,026

(7)	PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consist of the following:

	June 30,	December 31,
	2009	2008
Land	$15,778	$16,027
Buildings and improvements	197,329	198,836
Machinery and equipment	270,393	270,597

	483,500	485,460
Less: accumulated depreciation	338,820	334,596

	$144,680	$150,864

Depreciation expense was $10,834 and $13,022 for the six months ended June 30, 2009 and 2008, respectively.
(8)	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Asset-based loan	$129,000	$190,000
Less: current maturities	19,000	30,000

Long-term debt	$110,000	$160,000

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450,000. The facility is secured by all of our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.

The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of June 30, 2009 there were $129,000 of cash borrowings and $20,494 in letters of credit outstanding.

The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75,000 of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62,500 of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of June 30, 2009, excess availability was $75,566. Therefore, we have $566 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $13,066 of availability before we would be subject to the fixed charge coverage ratio.

We manage our excess availability to remain above the $75,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to be below the threshold in 2009. In addition to our borrowing capacity described above, we had $77,263 of cash and cash equivalents at June 30, 2009. On July 27, 2009, we repaid $19,000 of our long-term debt, which we have classified as current in our consolidated balance sheet.

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

Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of June 30, 2009 and will fluctuate with excess availability. As of June 30, 2009, loans outstanding under the ABL consisted of $110,000 based on the adjusted Eurodollar rate at an interest rate of 2.10% and $19,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of June 30, 2009 was 2.27%.

Under the terms of the ABL, we are required to     comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50,000 for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained a waiver to this required representation until the later of February 28, 2010 or such date, not to exceed January 1, 2011, that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.

(9)	LIQUIDITY

The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, pension funding requirements, and, in 2009, the receipt of income tax refunds.

At June 30, 2009, we had $77,263 of cash and cash equivalents, $129,000 of debt outstanding, and excess availability to borrow up to an additional $13,066 subject to certain covenants as described in Note 8. Long-Term Debt. Should we not comply with certain of the provisions of our ABL agreement, the lenders can call the debt, which could have a significantly adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significantly adverse impact to our liquidity and our business.

In light of the recent deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, controlling costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we review all capital projects and are committed to execute only on those projects that are either necessary for business operations or have an adequate expected rate of return. Also, we will acquire stores only if we are required as the prime tenant or guarantor on the lease or if we expect an adequate return on our investment. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.

(10)	RETIREMENT PLANS
The components of net periodic pension expense for Company-sponsored defined benefit plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$725	$1,157	$1,450	$2,314
Interest cost	6,436	6,584	12,872	13,168
Expected return on plan assets	(6,538)	(6,894)	(13,076)	(13,789)
Net amortization and deferral	1,104	979	2,208	1,990

Net periodic pension cost	$1,727	$1,826	$3,454	$3,683

We amended the defined benefit plans, freezing and ceasing future benefits as of December 31, 2005. Certain transitional benefits are being provided to participants who had attained age 50 and had completed 10 years of service as of December 31, 2005.

The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $137,281 at December 31, 2008, the measurement date for our pension liability. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006 due to the widespread nature of disruption in financial markets. Due to this legislation, we do not expect to make cash pension contributions in 2009. However, if the relief provided by the federal government is no longer applicable to our pension plans, if there is continued downward pressure on the asset values of these plans, or if the assets fail to recover in value, it would necessitate significantly increased funding of our plans in the future.

We currently provide retirement benefits to our employees through a defined contribution plan. Our total costs of the defined benefit and defined contribution plans for the three and six months ended June 30, 2009 were $4,005 and $7,713, respectively, compared to $4,339 and $8,582 for the three and six months ended June 30, 2008, respectively.

(11)	STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS
A summary of option activity for the six months ended June 30, 2009 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2008	3,610,692	$20.54
Granted	36,000	3.74
Exercised	—	—
Forfeited or expired	(500,150)	22.02

Outstanding at June 30, 2009	3,146,542	$20.12

The weighted average exercise price and the weighted average fair value per share for stock options granted during the six months ended June 30, 2009 was $3.74 and $2.42, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the valuation of these options.

Risk-free interest rate	2.1%
Expected volatility	80.1%
Expected life (in years)	5.0
Expected dividend yield	0.0%

The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant. Expected life is equal to the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at June 30, 2009.

Non-vested restricted stock activity is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2008	451,501	$12.61
Granted	83,275	3.81
Vested	(42,351)	14.79
Forfeited	(69,453)	13.14

Outstanding at June 30, 2009	422,972	$10.57

Included in the tables above are 427,000 shares of stock options and 213,500 shares of restricted stock which have performance criteria upon which vesting is dependent. These shares were granted on March 14, 2008 and vest on December 31, 2009 if we achieve our 2009 performance measures for net earnings. As of June 30, 2009, we do not believe it is probable that these performance measures and vesting conditions will be met.

In December 2008, we awarded restricted stock units to certain executive officers. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. If the trailing 10 day average of our common stock reaches $6.26 per share, then 50% of the units will vest, and the executive will be entitled to receive a cash payment of $6.26 per vested unit on the second anniversary of the grant date, or if the vesting date occurs after the second anniversary of the grant date, on the vesting date. The other fifty percent of the units will vest if the trailing 10 day average of our common stock reaches $9.39 per share, and following vesting, the executive will be entitled to receive a cash payment of $9.39 per vested unit on the third anniversary of the grant date, or if the vesting date occurs after the third anniversary of the grant date, on the vesting date. The awards expire 5 years from the grant date and are designed to reward executives for increases in share price as well as encouraging the long-term employment of the executive officers.

A summary of restricted stock unit activity for the six months ended June 30, 2009 is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39
Outstanding at December 31, 2008	1,425,710	1,425,710
Granted	—	—
Vested	—	—
Forfeited	(151,755)	(151,755)

Outstanding at June 30, 2009	1,273,955	1,273,955

Compensation expense of $854 was recorded in the six months ended June 30, 2009 for restricted stock unit awards due to performance during the period and increases in the estimated fair value of the awards, partially offset by forfeiture activity.

The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. The derived service periods are 2.6 and 3.1 years for the awards with $6.26 and $9.39 share price objectives, respectively. The following assumptions were used to determine the fair value of the restricted stock units as of June 30, 2009:

Risk-free interest rate	2.3%
Expected volatility	78.67%
Expected dividend yield	0.0%

The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at June 30, 2009.

(12)	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings (loss)	$(15,993)	$(23,944)	$(20,169)	$9,672
Other comprehensive income, net of tax:
Pension liability	1,076	576	2,153	1,152
Foreign currency translation	932	(1,334)	261	(1,593)

Other comprehensive income (loss)	2,008	(758)	2,414	(441)

Total comprehensive income (loss)	$(13,985)	(24,702)	$(17,755)	$9,231

The components of accumulated other comprehensive loss, each presented net of tax, are as follows:

	June 30,	December 31,
	2009	2008
Pension liability	$(114,617)	$(116,770)
Foreign currency translation	43	(218)

Accumulated other comprehensive loss	$(114,574)	$(116,988)

(13)	EARNINGS PER SHARE
Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	3,146,542	3,764,092	3,146,542	3,764,092
Average exercise price	$20.12	$20.57	$20.12	$20.57
(14)	INCOME TAXES

We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax return for 2005 in the first quarter of 2007 and limited scope examinations of our United States income tax returns for 2006 and 2007 in the first quarter of 2009.

As of June 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits was $10,278 and $10,297, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2009 and December 31, 2008, the liability for unrecognized tax benefits included accrued interest of $3,714 and $3,182 and accrued penalties of $968 and $804, respectively. We recognized interest expense of $559 and $267 and penalty expense of $163 and $206 related to unrecognized tax benefits in the statement of operations for the six months ended June 30, 2009 and 2008, respectively. The total amount of unrecognized tax benefits at June 30, 2009 that, if recognized, would affect our effective tax rate is $10,278.

At December 31, 2008, we evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized based on the measurement standards required under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The valuation allowance was increased $156,572 to $161,426 in 2008. In the three and six months ending June 30, 2009, the valuation allowance was decreased $1,716 and $999, respectively, to $160,427 due to a reduction in net deferred tax assets requiring a valuation allowance, partially offset by additional net operating losses during the periods.

The amount of the valuation allowance charged to income tax expense was $7,207 and $917 in the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the value of the federal and state net operating loss carryforwards available for future tax benefit is $25,894 and $20,102, respectively, before the valuation allowance. The federal losses expire in the year 2028. The state losses generally start to expire in the year 2021. While we have no other limitations on the use of our net operating loss carryforwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

(15)	CONTINGENT LIABILITIES

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

We are the prime tenant for operating leases and have subleased the premises to independent furniture dealers. In addition, we guarantee certain leases of company-brand stores operated by independent furniture dealers. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. Total future payments applicable to subleases and lease guarantees were $43,937 as of June 30, 2009.

(16)	DISCONTINUED OPERATIONS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (“HBF”), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit was reflected as a discontinued operation pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

On March 29, 2008, we closed the sale of HBF for $75,000 and recorded a gain of $28,868, which is net of income tax expense of $19,247.

The following table presents a condensed statement of operations for the discontinued operation for both the quarter ended March 31, 2008 and six months ended June 30, 2008:

Net sales	$15,348
Earnings before income tax expense	$1,734
Net earnings	$1,052

(17)	SUBSEQUENT EVENTS

Effective August 3, 2009, our Board of Directors adopted a Stockholders Rights Agreement (the “Rights Agreement”) to reduce the risk of limitation of the Company’s net operating loss carryforwards and certain other tax benefits or attributes under Section 382 of the Internal Revenue Code. The Rights Agreement replaces the Company’s prior stockholders rights plan and reduces the threshold percentage of beneficial ownership of the Company’s common stock by any person or group that would trigger the rights under the Rights Agreement from 15% to 4.75% (an “Acquiring Person”), with the exception of stockholders that currently own 4.75% or more of the common stock would not be deemed to be an Acquiring Person so long as they acquired no more than an additional 0.5% of the common stock, up to a maximum of 15%. In addition, in its discretion, the Board may exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company’s net deferred tax assets and whose holdings following such acquisition will not equal or exceed 15% of the Company’s outstanding common stock.

In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one right (a “Right”) for each outstanding share of Common Stock, no par value, of the Company (the “Common Stock”) to the stockholders of record as of the close of business on August 13, 2009, and for each share of Common Stock issued by the Company thereafter and prior to the distribution date. Each Right entitles the holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a “Unit”) of Series B Junior Participating Preferred Stock, no par value (“Series B Preferred Stock”), at a purchase price of $20.00 per Unit, subject to adjustment (the “Purchase Price”).

In general, the Rights will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group has become an Acquiring Person or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. In the event that a person or group becomes an Acquiring Person, then each holder of a Right (other than those held by the Acquiring Person) will have the right to receive, upon exercise, shares of Common Stock having a value equal to two times the exercise price of the Right. The exercise price is the Purchase Price multiplied by the number of Units of Series B Preferred Stock issuable upon exercise of a Right prior to the events described in this paragraph.

The Rights will expire at the close of business on July 30, 2011 unless earlier redeemed or exchanged by the Company.

The Rights Agreement and Certificate of Designation of Series B Junior Participating Preferred Stock are incorporated herein by reference to our Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2009.

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

BUSINESS TRENDS AND STRATEGY
We continued to experience declining sales in our second fiscal quarter. We believe the continued decline in sales was primarily caused by a number of ongoing factors in the global economies that have negatively impacted consumers’ discretionary spending, including lower home values, increased foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. Many of these factors are outside of our control, but these factors have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
In order to offset the impact of these economic conditions, we took several significant steps in 2008 and continue to take steps in 2009 to control costs and preserve cash. The more significant actions taken by us in 2008 include closing four domestic manufacturing facilities, reducing our domestic workforce by approximately 1,400 employees and consolidating our administrative and support functions.
Through this prolonged economic downturn, we continue to focus on controlling our costs and preserving cash as we move into the second half of 2009. These measures include reconfiguring manufacturing facilities to eliminate waste, managing product inventory levels better to reflect consumer demand, limiting our credit exposure to weak retail partners and exiting unprofitable licensing arrangements. As a result of these initiatives to counteract this environment, the following charges and costs are included in our results of operations:
•	We incurred costs of $3.4 million and $5.7 million in the three months and six months ended June 30, 2009, respectively, and $7.5 million and $9.8 million in the three and six months ended June 30, 2008, respectively, related to unproductive downtime in our factories.

•
We incurred charges of $1.9 million and $2.3 million in the three months and six months ended June 30, 2009, respectively, and $0.1 million in the three and six months ended June 30, 2008 associated with severance actions, which in 2009 related primarily to reductions of approximately 300 employees in our domestic manufacturing operations.

•
We incurred expense of $0.6 million and $2.0 million in the three months and six months ended June 30, 2009, respectively, and $11.2 million and $13.4 million in the three months and six months ended June 30, 2008, respectively, associated with closed retail store locations, which related primarily to occupancy costs, lease termination costs, and lease liabilities.

These charges and costs contributed to our loss from continuing operations of $16.0 million and $20.2 million for the three months and six months ended June 30, 2009, respectively.
In addition to these cost savings measures, we are focusing on leveraging the power of our brands through innovative sales and marketing initiatives to increase our market share and to offset the impact of the economic downturn. These initiatives include:
•	Increasing our e-commerce programs to help drive more consumer interest in our products and create more demand for our retail partners.

•
Leveraging our size and scale by offering products that are differentiated from our competition through pre-launch testing that helps predict end-market acceptance, and by conducting consumer segmentation analysis to assist retailers in allocating marketing resources; and by growing a global supply chain that minimizes dealer inventory requirements.

•	Improving product development and managing product inventory levels better to reflect consumer demand through consumer testing.
While we believe that these sales and marketing initiatives will positively impact our sales and particularly benefit our sales performance when economic conditions improve, we remain cautious about future sales as we expect a weak consumer retail environment to continue into the second half of 2009.

CONSOLIDATED RESULTS OF OPERATIONS
The following tables have been prepared to set forth certain statement of operations and other data for continuing operations for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
		% of		% of
(in millions except share and per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$288.3	100.0%	$449.9	100.0%
Cost of sales	226.7	78.6	349.5	77.7

Gross profit	61.6	21.4	100.4	22.3
Selling, general, and administrative expenses	76.0	26.4	132.0	29.3

Loss from operations	(14.4)	(5.0)	(31.6)	(7.0)
Interest expense	1.5	0.5	2.8	0.6
Other income, net	0.8	0.3	1.1	0.2

Loss from continuing operations before income tax expense (benefit)	(15.1)	(5.3)	(33.3)	(7.4)
Income tax expense (benefit)	0.9	0.3	(9.3)	(2.1)

Net loss from continuing operations	$(16.0)	(5.5)%	$(24.0)	(5.3)%

Net loss from continuing operations per common share — basic and diluted	$(0.33)		$(0.49)

	Six Months Ended June 30,
	2009		2008
		% of		% of
(in millions except share and per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$645.1	100.0%	$927.1	100.0%
Cost of sales	503.2	78.0	715.7	77.2

Gross profit	142.0	22.0	211.4	22.8
Selling, general, and administrative expenses	159.2	24.7	234.0	25.2

Loss from operations	(17.3)	(2.7)	(22.6)	(2.4)
Interest expense	3.3	0.5	6.9	0.8
Other income, net	1.7	0.3	3.3	0.4

Loss from continuing operations before income tax expense (benefit)	(18.9)	(2.9)	(26.2)	(2.8)
Income tax expense (benefit)	1.3	0.2	(6.0)	(0.6)

Net loss from continuing operations	$(20.2)	(3.1)%	$(20.2)	(2.2)%

Net loss from continuing operations per common share — basic and diluted	$(0.41)		$(0.42)
Net sales for the three months ended June 30, 2009 were $288.3 million, compared to $449.9 million in the three months ended June 30, 2008, a decrease of $161.6 million or 35.9%. Net sales for the six months ended June 30, 2009 were $645.1 million, compared to $927.1 million in the six months ended June 30, 2008, a decrease of $282.0 million or 30.4%. The decrease in net sales in both the three and six month periods was driven by weak retail conditions and decisions to abandon unprofitable products, customers, and programs, resulting in lower sales volume, and by higher price discounts.
Gross profit for the three months ended June 30, 2009 was $61.6 million compared to $100.4 million for the three months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 was $142.0 million compared to $211.4 million for the six months ended June 30, 2008. The decline in gross profit in both the three and six month periods is primarily attributable to lower sales volume and higher price discounts, partially offset by reductions in product write-downs. We expect to realize improved margins in the future due to increased production efficiency driven by our recent restructuring activities, lower materials cost, and lower transportation cost.

Selling, general, and administrative expenses for the three months ended June 30, 2009 were $76.0 million compared to $132.0 million in the three months ended June 30, 2008. Selling, general, and administrative expenses for the six months ended June 30, 2009 were $159.2 million compared to $234.0 million in the six months ended June 30, 2008. The decrease in selling, general, and administrative costs in both the three and six month periods was primarily due to lower compensation and incentive plan costs, advertising expenses, bad debt expense, and professional fees, partially offset by higher occupancy expense. The higher occupancy expense is primarily related to the addition of 22 Thomasville retail stores since the second quarter of 2008, which primarily represent acquisitions where we had subleased the facility to dealers or guaranteed dealer lease payments, partially offset by the closing of 8 non-Thomasville retail stores since the second quarter of 2008.
Interest expense totaled $1.5 million and $3.3 million for the three and six months ended June 30, 2009, respectively, compared to $2.8 million and $6.9 million for the three and six months ended June 30, 2008, respectively. The decrease in interest expense in both the three and six month periods resulted from reduced long-term debt and lower interest rates.
Other income, net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income	$0.6	$1.5	$1.3	$3.2
Other	0.2	(0.4)	0.4	0.1

	$0.8	$1.1	$1.7	$3.3

Interest income includes interest received on short-term investments, notes receivable, and past due accounts receivable.
The effective income tax rate for continuing operations was (6.9)% for the six months ended June 30, 2009 and 22.8% for the six months ended June 30, 2008. The tax expense for the six months ended June 30, 2009 primarily resulted from minimum liabilities in states that assess tax based on gross receipts and losses for which the income tax benefit was offset by valuation allowances recorded during the period. The tax benefit for the six months ended June 30, 2008 primarily resulted from losses for which the income tax benefit was recognized during the period.
Loss per common share from continuing operations was $0.33 and $0.41 for the three and six months ended June 30 2009, respectively, compared to $0.49 and $0.42 for the three and six month periods ended June 30, 2008, respectively. Weighted average common shares outstanding used in the calculation of net earnings per common share were 48.7 million for the three and six months ended June 30, 2009 and 48.8 million and 48.7 million for the three and six months ended June 30, 2008, respectively.
Net earnings from discontinued operations, including the gain on the sale of Hickory Business Furniture of $28.9 million, were $29.9 million in the six months ended June 30, 2008.

RETAIL RESULTS OF OPERATIONS
As a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville Stores (a)			All Other Retail Stores(b)
	Three Months Ended June 30,			Three Months Ended June 30,
(Dollars in millions)	2009	2008		2009		2008
Net sales	$19.5	$14.8		$10.3		$19.6

Cost of sales	11.4	8.1		6.7		12.7

Gross profit	8.2	6.7		3.5		7.0

Selling, general, and administrative expenses	13.9	8.1		7.6		22.1

Operating loss	$(5.7)	$(1.4)		$(4.1)		$(15.1)

Number of stores at end of period	46	24		16		24
Number of closed locations at end of period	—	—		26		20
Same-store-sales(c):
Quarterly percentage	(31.5)%		(d)		(d)		(d)
Number of stores	20		(d)		(d)		(d)

	Thomasville Stores (a)			All Other Retail Stores(b)
	Six Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2009	2008		2009		2008
Net sales	$39.1	$25.7		$20.5		$35.3

Cost of sales	22.8	14.3		13.2		22.3

Gross profit	16.3	11.4		7.3		13.0

Selling, general, and administrative expenses	27.6	14.3		16.2		33.3

Operating loss	$(11.3)	$(2.9)		$(8.9)		$(20.3)

Same-store-sales(c):
Six months ended percentage	(27.5)%		(d)		(d)		(d)
Number of stores	20		(d)		(d)		(d)

a)	This supplemental data includes only Thomasville retail store locations that were open at the end of the three and six months ended June 30, 2009 and 2008.

b)
This supplemental data includes all retail stores other than open Thomasville stores. This data also includes costs of $0.6 million and $11.2 million in the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $13.4 million in the six months ended June 30, 2009 and 2008, respectively, associated with closed retail locations which includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities, including credits for the reversal of $1.9 million of previously accrued lease liability in the three months ended June 30, 2009, which was associated with closed retail locations that we now plan to reopen.

c)	Quarterly and six months ended same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

d)	Not meaningful due to the small number of open stores in the same-store calculation.

e)	Operating loss does not include our wholesale profit on the above retail net sales.
In addition to the above company-owned stores, there were 85 and 121 Thomasville dealer-owned stores at June 30, 2009 and 2008, respectively.

FINANCIAL CONDITION
Liquidity
Cash and cash equivalents at June 30, 2009 totaled $77.3 million, compared to $106.6 million at December 31, 2008. Net cash provided by operating activities for the six months ended June 30, 2009 totaled $35.5 million compared with $39.6 million for the six months ended June 30, 2008. Lower net losses from operations and higher receipt of income tax refund receivable contributed increased cash flow from operations in the six months ended June 30, 2009 as compared to 2008, but were offset by lower cash generated from working capital and higher payments of long-term incentive compensation. Net cash used by investing activities for the six months ended June 30, 2009 totaled $3.8 million compared with net cash provided by investing activities of $58.1 million in the six months ended June 30, 2008. The decrease in cash provided by investing activities is primarily the result of a reduction of proceeds from the sale of business in the six months ended June 30, 2009 as compared to 2008, partially offset by fewer acquisitions of stores requiring cash payments and fewer additions to property, plant and equipment in the six months ended June 30, 2009 as compared to 2008. Net cash used by financing activities totaled $61.0 million in the six months ended June 30, 2009 compared with $84.7 million in the six months ended June 30, 2008. Net cash used by financing activities in the six months ended June 30, 2009 consisted of payment of long-term debt. Net cash used by financing activities in the six months ended June 30, 2008 consisted of payment of long-term debt ($80.8 million, net of restricted cash) and cash dividends ($3.9 million).
Working capital was $382.5 million at June 30, 2009, compared to $458.4 million at December 31, 2008. The current ratio was 3.5-to-1 at June 30, 2009, compared to 3.0-to-1 at December 31, 2008. The decrease in working capital resulted from reductions in inventories, receivables, income tax refund receivable and cash and cash equivalents, partially offset by reductions in accrued employee compensation, accounts payable, and current maturities of long-term debt. As described in the next section on “Financing Arrangements,” our borrowings under our asset-based loan (“ABL”) are limited by the amount of our eligible accounts receivable and inventory. Therefore, as our accounts receivable and inventory decrease in total, the amount we can borrow under our ABL decreases. In the six months ended June 30, 2009, $61.0 million of cash was used in the payment of long-term debt, the payment of which was driven primarily by the decrease in our inventory and accounts receivable.
The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, and pension funding requirements.
At June 30, 2009, we had $129.0 million of debt outstanding and excess availability to borrow up to an additional $13.1 million subject to certain covenants as described in Financing Arrangements below. Should we not comply with certain of the provisions of our ABL agreement, the lenders can call the debt, which could have a significantly adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significantly adverse impact to our liquidity and our business.
In light of the recent deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, controlling costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we reviewed all capital projects for 2009 and are committed to execute only on those projects that are either necessary for business operations or have an adequate expected rate of return. Also, we will acquire stores only if we are required as the prime tenant on the lease or if we expect an adequate return on our investment. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
Financing Arrangements
Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2009	2008
Asset-based loan	$129.0	$190.0
Less: current maturities	19.0	30.0

Long-term debt	$110.0	$160.0

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by all of our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of June 30, 2009 there were $129.0 million of cash borrowings and $20.5 million in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75.0 million of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62.5 million of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of June 30, 2009, excess availability was $75.6 million. Therefore, we have $0.6 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $13.1 million of availability before we would be subject to the fixed charge coverage ratio.
We manage our excess availability to remain above the $75.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to be below the threshold in 2009. In addition to our borrowing capacity described above, we had $77.3 million of cash and cash equivalents at June 30, 2009. On July 27, 2009, we repaid $19.0 million of our long-term debt, which we have classified as current in our consolidated balance sheet.
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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of June 30, 2009 and will fluctuate with excess availability. As of June 30, 2009, loans outstanding under the ABL consisted of $110.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 2.10% and $19.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of June 30, 2009 was 2.27%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50.0 million for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained a waiver to this required representation until the later of February 28, 2010 or such date, not to exceed January 1, 2011, that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.
We believe our current cash position along with our cash flow from operations, sale of surplus assets, and ABL availability will be sufficient to fund our liquidity requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Off-Balance Sheet Arrangements
We are the prime tenant for operating leases and have subleased the premises to independent furniture dealers. In addition, we guarantee many leases of company-brand stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. Total future payments applicable to subleases and lease guarantees were $43.9 million as of June 30, 2009.
Funded Status of the Defined Benefit Pension Plan
The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $137.3 million at December 31, 2008, the measurement date for our pension liability. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006 due to the widespread nature of disruption in financial markets. Due to this legislation, we do not expect to make cash pension contributions in 2009. However, if the relief provided by the federal government is no longer applicable to our pension plans, if there is continued downward pressure on the asset values of these plans, or if the assets fail to recover in value, it would necessitate significantly increased funding of our plans in the future.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS 141R on January 1, 2009. The adoption of this statement did not effect our financial position or results of operations.
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
In December 2008, the FASB issued FASB Staff Position No. FAS 132R-1 (“FSP FAS 132R-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132R-1 enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. The adoption of this statement will not effect our financial position or results of operations as it will only impact the disclosures in our annual report for the fiscal year ended December 31, 2009.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”),The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing U.S. GAAP.

SUBSEQUENT EVENTS
Effective August 3, 2009, our Board of Directors adopted a Stockholders Rights Agreement (the “Rights Agreement”) to reduce the risk of limitation of the Company’s net operating loss carryforwards and certain other tax benefits or attributes under Section 382 of the Internal Revenue Code. The Rights Agreement replaces the Company’s prior stockholders rights plan and reduces the threshold percentage of beneficial ownership of the Company’s common stock by any person or group that would trigger the rights under the Rights Agreement from 15% to 4.75% (an “Acquiring Person”), with the exception of stockholders that currently own 4.75% or more of the common stock would not be deemed to be an Acquiring Person so long as they acquired no more than an additional 0.5% of the common stock, up to a maximum of 15%. In addition, in its discretion, the Board may exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company’s net deferred tax assets and whose holdings following such acquisition will not equal or exceed 15% of the Company’s outstanding common stock.
In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one right (a “Right”) for each outstanding share of Common Stock, no par value, of the Company (the “Common Stock”) to the stockholders of record as of the close of business on August 13, 2009, and for each share of Common Stock issued by the Company thereafter and prior to the distribution date. Each Right entitles the holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a “Unit”) of Series B Junior Participating Preferred Stock, no par value (“Series B Preferred Stock”), at a purchase price of $20.00 per Unit, subject to adjustment (the “Purchase Price”).
In general, the Rights will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group has become an Acquiring Person or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. In the event that a person or group becomes an Acquiring Person, then each holder of a Right (other than those held by the Acquiring Person) will have the right to receive, upon exercise, shares of Common Stock having a value equal to two times the exercise price of the Right. The exercise price is the Purchase Price multiplied by the number of Units of Series B Preferred Stock issuable upon exercise of a Right prior to the events described in this paragraph.
The Rights will expire at the close of business on July 30, 2011 unless earlier redeemed or exchanged by the Company.
The Rights Agreement and Certificate of Designation of Series B Junior Participating Preferred Stock are incorporated herein by reference to our Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.15 million annually.
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

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 2, 2009, management concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’s”) Internal Control — Integrated Framework as a result of a material weakness in our accounting for income taxes. We have designed procedures we believe will remediate this material weakness and begun implementation of these procedures. Certain of these procedures are performed on a quarterly basis while others are performed only on an annual basis. The quarterly procedures have been fully implemented in the second quarter of fiscal 2009 and the annual procedures will be fully implemented by the end of fiscal 2009. In order to evaluate whether the material weakness has been remediated, we must successfully test the effectiveness of the new procedures over this period of time. Therefore, we expect that the material weakness will be remediated by the end of fiscal 2009.

Notwithstanding the material weakness described above, management concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States for each of the periods presented herein.

(b)	Changes in Internal Control over Financial Reporting

In 2009, as part of our planned consolidation of certain administrative and support functions, we implemented a new centralized payroll system to reduce complexity and lower costs. As a result, we updated our internal controls to reflect the changes to our business processes and financial reporting procedures. Other than the changes related to the payroll system implementation and the changes discussed in (a) above, there has not been any other changes in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
In April 2009, a shareholder derivative suit was filed in the Circuit Court of St. Louis County, Missouri against Furniture Brands International, Inc. (as a nominal defendant) and against current directors and certain current and former officers of the company. The complaint alleges corporate waste and a breach of fiduciary duty by the directors with respect to the approval of certain compensation payments made to executive officers of the company. The complaint also alleges unjust enrichment claims against certain executive officers. The complaint seeks, among other things, unspecified damages based on the purported breach of fiduciary duties and the return of certain compensation paid to certain executive officers. In May 2009, a second similar shareholder derivative suit was filed in the Circuit Court of the City of St. Louis, Missouri against Furniture Brands International, Inc. (as nominal defendant) and against current and former directors and executive officers of the company alleging breaches of fiduciary duties and seeking damages similar to those set forth in the first complaint. Defendants filed a motion to dismiss the first complaint on June 15, 2009 and the parties filed a joint stipulation on July 31, 2009 requesting the court transfer the second complaint to the Circuit Court of St. Louis County. The motion to dismiss and the stipulation are currently pending with the courts.
It is too early for the company to reach a conclusion as to the ultimate outcome of this action. However, we believe that the lawsuit is without merit.
Refer to Part 1, Note 15 to the Consolidated Financial Statements in this form 10-Q, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. Any of these risks could materially and adversely affect our business, results of operations, and financial condition. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.
A change in control could limit the use of our net operating loss carryforwards and decrease a potential acquirer’s valuation of our businesses.
If a change in control occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carryforwards which in turn could adversely impact our future liquidity and profitability. A change in control could also decrease a potential acquirer’s valuation of our businesses and discourage a potential acquirer from purchasing our businesses.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting of stockholders held on May 7, 2009, the following matters were voted on:
     1. Election of eight directors to the Board of Directors.

	For	Against	Abstain
Wilbert G. Holliman	28,143,304	9,004,768	7,248,807
John R. Jordan, Jr.	23,104,132	14,045,138	7,247,609
Ira D. Kaplan	28,104,630	9,013,388	7,278,860
Bobby L. Martin	23,119,880	14,029,602	7,247,399
Maureen A. McGuire	33,687,775	3,460,022	7,249,083
Aubrey B. Patterson	21,697,406	15,451,637	7,247,838
Alan G. Schwartz	28,219,382	8,928,477	7,249,019
Ralph P. Scozzafava	28,273,667	8,873,567	7,249,646
     2. Reimbursement of certain expenses incurred by SCSF Equities, LLC in connection with its 2008 proxy contest.

For	Against	Abstain	Broker Non-Votes
19,562,834	21,436,906	88,282	3,308,861
     3. Ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain
44,315,070	57,948	23,862

Item 6.	EXHIBITS

Exhibit		Filed	Incorporated by Reference
Index		with this		Filing Date
No.	Exhibit Description	Form 10-Q	Form	with the SEC	Exhibit No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3

3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1

4.1	Stockholders Rights Agreement, dated as of August 3, 2009, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	August 4, 2009	4.1

10.1	Form of Indemnification Agreement with Directors, as amended	X

10.2	Amended and Restated Restricted Stock Plan for Outside Directors	X

31.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)
By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer) Date: August 7, 2009

EXHIBIT INDEX

Exhibit		Filed	Incorporated by Reference
Index		with this		Filing Date
No.	Exhibit Description	Form 10-Q	Form	with the SEC	Exhibit No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3

3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1

4.1	Stockholders Rights Agreement, dated as of August 3, 2009, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	August 4, 2009	4.1

10.1	Form of Indemnification Agreement with Directors, as amended	X

10.2	Amended and Restated Restricted Stock Plan for Outside Directors	X

31.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X