Form 10-Q/A
period 2009-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2009-10-07
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1
(Mark one)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
48,709,525 shares as of July 31, 2009

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Furniture Brands International, Inc. (the “Company”) for the quarterly period ended June 30, 2009, is being filed in response to comments the Company received from the SEC regarding the Company’s evaluation of the Company’s disclosure controls and procedures. This amendment contains a revised Item 4 and updated certifications from our Principal Executive Officer and Principal Financial Officer. Other than as noted above, no other changes have been made to the Company’s Form 10-Q for the period ended June 30, 2009 (filed on August 7, 2009).
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.
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
As previously reported in our Annual Report on Form 10-K filed with the SEC on March 2, 2009, management concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’s”) Internal Control — Integrated Framework as a result of a material weakness in our accounting for income taxes. Solely as a result of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009.
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

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)
Date: October 7, 2009	By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.