Form 10-Q
period 2009-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2009-11-09
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
48,689,955 shares as of October 31, 2009

Furniture Brands International, Inc.
Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

September 30, 2009
December 31, 2008

Consolidated Statements of Operations:	4

Three Months Ended September 30, 2009
Three Months Ended September 30, 2008

Nine Months Ended September 30, 2009
Nine Months Ended September 30, 2008

Consolidated Statements of Cash Flows:	6

Nine Months Ended September 30, 2009
Nine Months Ended September 30, 2008

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$76,490	$106,580
Receivables, less allowances of $23,287 ($34,372 at December 31, 2008)	130,876	178,590
Income tax refund receivable	2,282	38,090
Inventories	282,734	350,026
Prepaid expenses and other current assets	11,264	12,592

Total current assets	503,646	685,878

Property, plant, and equipment, net	140,855	150,864
Trade names	127,300	127,300
Other assets	33,286	35,476

Total assets	$805,087	$999,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$30,000
Accounts payable	68,622	85,206
Accrued employee compensation	13,686	49,082
Other accrued expenses	60,408	63,214

Total current liabilities	142,716	227,502

Long-term debt	102,000	160,000
Deferred income taxes	28,566	27,917
Pension liability	138,135	137,199
Other long-term liabilities	70,761	80,406

Shareholders’ equity:

Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 56,482,541 shares issued at September 30, 2009 and December 31, 2008	56,483	56,483
Paid-in capital	223,312	224,419
Retained earnings	332,810	376,515
Accumulated other comprehensive loss	(115,887)	(116,988)
Treasury stock at cost, 7,780,586 shares at September 30, 2009 and 7,704,764 shares at December 31, 2008	(173,809)	(173,935)

Total shareholders’ equity	322,909	366,494

Total liabilities and shareholders’ equity	$805,087	$999,518

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	Three Months Ended September 30,
	2009	2008
Net sales	$293,662	$412,753

Cost of sales	225,920	345,631

Gross profit	67,742	67,122

Selling, general, and administrative expenses	89,172	129,209

Operating loss	(21,430)	(62,087)

Interest expense	1,036	2,940

Other income (expense), net	(190)	1,386

Loss before income tax expense (benefit)	(22,656)	(63,641)

Income tax expense (benefit)	880	(21,920)

Net loss	$(23,536)	$(41,721)

Net loss per common share — basic and diluted:	$(0.48)	$(0.86)

Weighted average shares of common stock outstanding — basic and diluted	48,706	48,794
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Net sales	$938,796	$1,339,823

Cost of sales	729,085	1,061,332

Gross profit	209,711	278,491

Selling, general, and administrative expenses	248,401	363,169

Operating loss	(38,690)	(84,678)

Interest expense	4,336	9,885

Other income, net	1,497	4,703

Loss from continuing operations before income tax expense (benefit)	(41,529)	(89,860)

Income tax expense (benefit)	2,176	(27,891)

Net loss from continuing operations	(43,705)	(61,969)

Net earnings from discontinued operations	—	29,920

Net loss	$(43,705)	$(32,049)

Earnings (loss) per common share — basic and diluted:
Loss from continuing operations	$(0.90)	$(1.27)
Earnings from discontinued operations	$—	$0.61

Net loss	$(0.90)	$(0.66)

Weighted average shares of common stock outstanding — basic and diluted	48,728	48,720
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(43,705)	$(32,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,455	18,784
Compensation expense related to stock option grants and restricted stock awards	(971)	3,146
Provision (benefit) for deferred income taxes	892	(15,837)
Gain on sale of discontinued operations	—	(48,109)
Other, net	(317)	(2,318)
Changes in operating assets and liabilities:
Accounts receivable	45,727	56,683
Income tax refund receivable	35,808	403
Inventories	70,100	22,253
Prepaid expenses and other assets	2,628	2,371
Accounts payable and other accrued expenses	(55,940)	21,167
Other long-term liabilities	(7,852)	(30)

Net cash provided by operating activities	61,825	26,464

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	—	(11,304)
Proceeds from the sale of business, net of cash sold	—	73,359
Proceeds from the disposal of assets	3,941	3,338
Additions to property, plant, and equipment	(7,846)	(14,329)

Net cash provided (used) by investing activities	(3,905)	51,064

Cash flows from financing activities:
Payments of long-term debt	(88,000)	(100,800)
Restricted cash used for payment of long-term debt	—	20,000
Payments of cash dividends	—	(5,844)
Other	(10)	(8)

Net cash used by financing activities	(88,010)	(86,652)

Net decrease in cash and cash equivalents	(30,090)	(9,124)
Cash and cash equivalents at beginning of period	106,580	118,764

Cash and cash equivalents at end of period	$76,490	$109,640

Supplemental disclosure:

Cash payments (refunds) for income taxes, net	$(35,088)	$7,958
Cash payments for interest expense	$4,500	$10,747
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share information)
(unaudited)
(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2008 Annual Report on Form-10K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In preparing these consolidated financial statements as of September 30, 2009, we performed an evaluation of subsequent events through November 6, 2009, the filing date of this Form 10-Q. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2009.

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

In the first quarter of 2008, we sold Hickory Business Furniture, a wholly owned subsidiary that designs and manufactures business furniture. As a result, this business unit has been reflected as a discontinued operation in all periods presented, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 205-20 Discontinued Operations.

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued a new standard for fair value measurements which defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The standard does not introduce new requirements mandating the use of fair value. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for this standard was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of the standard that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of the standard on January 1, 2009 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued a new standard for business combinations that requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of this standard on January 1, 2009. The adoption of this standard did not affect our financial position or results of operations.

In December 2007, the FASB issued a new standard for noncontrolling interests in consolidated financial statements. This standard establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not affect our financial position or results of operations.

In December 2008, the FASB issued a new standard on employers’ disclosures about postretirement benefit plan assets. This standard enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. The adoption of this standard will not affect our financial position or results of operations as it will only impact the disclosures in our annual report for the fiscal year ended December 31, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), The FASB Accounting Standards Codification    and the Hierarchy of Generally Accepted     Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The codification does not replace or affect guidance issued by the SEC. The adoption of SFAS 168 did not affect our financial position or results of operations.

(3)	FAIR VALUE OF FINANCIAL INSTRUMENTS

We consider the carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments.

We consider the carrying value of amounts outstanding under the Company’s asset based loan to approximate fair value because these amounts outstanding accrue interest at rates which generally fluctuate with interest rate trends.

(4)	ACQUISITIONS

During the three months ended September 30, 2008, we acquired 12 stores from three of our dealers for total consideration of $1,799. During the three months ended June 30, 2008, we acquired four stores from two of our dealers for total consideration of $764. During the three months ended March 31, 2008, we acquired 15 stores and a warehouse from five of our dealers for total consideration of $8,741. The acquisitions in the nine months ended September 30, 2008 were asset purchases consisting mainly of inventories and fixed assets and the assumption of certain liabilities, primarily customer deposits.

The Consolidated Statement of Operations includes the results of operations of the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented because the impact to operations is not material.

(5)	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

We have been executing plans to reduce and consolidate our domestic manufacturing capacity. Qualifying assets related to restructuring are included in assets held for sale in Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $10,075 at September 30, 2009 and $10,017 at December 31, 2008. Included in the restructuring charges for the three and nine months ended September 30, 2009 are expenses associated with our 29 closed retail store locations and severance costs which are primarily associated with our manufacturing operations.

Restructuring and asset impairment charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$—	$586	$—	$586
Termination benefits	1,912	1,713	4,242	1,787
Closed store occupancy and lease costs	3,278	9,929	5,283	23,349
Loss (gain) on sale of assets	(208)	768	(383)	(724)

	4,982	12,996	9142	24,998
Impairment charges	628	—	628	267

	$5,610	$12,996	$9,770	$25,265

Statement of Operations classification:
Cost of sales	$1,326	$2,689	$3,532	$2,781
Selling, general and administrative expenses	4,284	10,307	6,238	22,484

	$5,610	$12,996	$9,770	$25,265

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

Closed store occupancy and lease costs include occupancy costs associated with closed retail locations, early contract termination settlements for retail leases during the period, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals.

Activity in the accrual for closed store lease liabilities during the three months ended September 30, 2009 was as follows:

Accrual for closed store lease liabilities at beginning of period	$21,519
Cash payments	(1,753)
Charges to expense	1,645

Accrual for closed store lease liabilities at end of period	$21,411

At September 30, 2009, $5,750 of the accrual for closed store lease liability is classified as current accrued expenses, with the remaining balance in other long-term liabilities.

Remaining minimum lease payments under operating leases for closed stores as of September 30, 2009 are as follows:

Minimum Lease
Payments —
Year	Closed Stores
2009	$2,925
2010	8,481
2011	7,637
2012	7,429
2013	7,320
2014	6,741
Thereafter	5,110

$45,643

Activity in the accrual for termination benefits during the three months ended September 30, 2009 was as follows:

Accrual for termination benefits at beginning of period	$1,463
Cash payments	(1,305)
Charges to expense	1,912

Accrual for termination benefits at end of period	$2,070

The accrual for termination benefits at September 30, 2009 is classified as current accrued expenses.
(6)	INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$74,574	$89,713
Work-in-process	20,017	21,405
Finished products	188,143	238,908

	$282,734	$350,026

(7)	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008
Land	$15,025	$16,027
Buildings and improvements	192,550	198,836
Machinery and equipment	260,346	270,597

	467,921	485,460
Less: accumulated depreciation	327,066	334,596

	$140,855	$150,864

Depreciation expense was $15,455 and $18,784 for the nine months ended September 30, 2009 and 2008, respectively.

(8)	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
Asset-based loan	$102,000	$190,000
Less: current maturities	—	30,000

Long-term debt	$102,000	$160,000

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450,000. The facility is secured by all of our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.

The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of September 30, 2009, there were $102,000 of cash borrowings and $17,342 in letters of credit outstanding.

The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75,000 of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62,500 of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of September 30, 2009, excess availability was $83,266. Therefore, we have $8,266 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $20,766 of availability before we would be subject to the fixed charge coverage ratio.

We manage our excess availability to remain above the $75,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to be below the threshold for the remainder of 2009. In addition to our borrowing capacity described above, we had $76,490 of cash and cash equivalents at September 30, 2009.

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

Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of September 30, 2009 and will fluctuate with excess availability. As of September 30, 2009, loans outstanding under the ABL consisted of $80,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 2.11% and $22,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of September 30, 2009 was 2.36%.

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

At September 30, 2009, we had $76,490 of cash and cash equivalents, $102,000 of debt outstanding, and excess availability to borrow up to an additional $20,766 subject to certain provisions, including those provisions described in Note 8. Long-Term Debt. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout the remainder of 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.

In light of the deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, reducing costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we review all capital projects and are committed to execute only on those projects that are either necessary for business operations or have an attractive expected rate of return. Also, we will acquire stores only if we are required as the prime tenant or guarantor on the lease or if we expect a more than adequate return on our investment. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.

(10)	RETIREMENT PLANS

The components of net periodic pension expense for Company-sponsored defined benefit plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$282	$340	$1,732	$2,654
Interest cost	6,582	6,137	19,454	19,305
Expected return on plan assets	(6,529)	(6,918)	(19,605)	(20,707)
Net amortization and deferral	1,408	144	3,616	2,134

Net periodic pension cost	$1,743	$(297)	$5,197	$3,386

We amended the defined benefit plans, freezing and ceasing future benefits as of December 31, 2005. Certain transitional benefits are being provided to participants who had attained age 50 and had completed 10 years of service as of December 31, 2005.

The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $140,852 at December 31, 2008, the measurement date for our pension liability. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006 due to the widespread nature of disruption in financial markets. Due to this legislation, we do not expect to make cash pension contributions in 2009. However, if the relief provided by the federal government is no longer applicable to our pension plans, if there is continued downward pressure on the asset values of these plans, if the assets fail to recover in value, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it could necessitate significantly increased funding of our plans in the future and negatively impact our liquidity.

We currently provide retirement benefits to our employees through a defined contribution plan. Our total costs of the defined benefit and defined contribution plans for the three and nine months ended September 30, 2009 were $3,106 and $10,819, respectively, compared to $1,823 and $10,405 for the three and nine months ended September 30, 2008, respectively.

(11)	STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS

A summary of option activity for the nine months ended September 30, 2009 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2008	3,610,692	$20.54
Granted	359,500	4.88
Exercised	—	—
Forfeited or expired	(730,650)	22.63

Outstanding at September 30, 2009	3,239,542	$18.34

The weighted average exercise price and the weighted average fair value per share for stock options granted during the nine months ended September 30, 2009 was $4.88 and $3.22, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in the valuation of these options.

Risk-free interest rate	2.3%
Expected volatility	91.2%
Expected life (in years)	4.1
Expected dividend yield	0.0%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the expected life of the grant. Expected volatility is calculated based upon the historical volatility over a period equal to the expected life of the grant. Expected life is equal to the average expected term from the grant date until exercise. The dividend yield is calculated based upon the dividend rate on the date of grant.

Non-vested restricted stock activity is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2008	451,501	$12.61
Granted	83,275	3.81
Vested	(49,003)	14.34
Forfeited	(77,653)	13.16

Outstanding at September 30, 2009	408,120	$10.50

Included in the tables above are 419,000 shares of stock options and 209,500 shares of restricted stock which were granted on March 14, 2008 and vest on December 31, 2009 if we achieve certain net earnings performance measures for 2009. As of September 30, 2009, we do not believe it is probable that these performance measures and vesting conditions will be met.

In December 2008, we awarded restricted stock units to certain key employees and executive officers. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire five years from the grant date and can vest at any time prior to expiration. If the trailing 10 day average of our common stock reaches $6.26 per share, then 50% of the units will vest, and the participant will be entitled to receive a cash payment of $6.26 per vested unit on the second anniversary of the grant date, or if the vesting date occurs after the second anniversary of the grant date, on the vesting date. The other 50% of the units will vest if the trailing 10 day average of our common stock reaches $9.39 per share, and following vesting, the participant will be entitled to receive a cash payment of $9.39 per vested unit on the third anniversary of the grant date, or if the vesting date occurs after the third anniversary of the grant date, on the vesting date. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.

A summary of restricted stock unit activity for the nine months ended September 30, 2009 is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39
Outstanding at December 31, 2008	1,425,710	1,425,710
Granted	—	—
Vested	—	—
Forfeited	(199,680)	(199,680)

Outstanding at September 30, 2009	1,226,030	1,226,030

Compensation expense of $2,808 was recorded in the nine months ended September 30, 2009 for restricted stock unit awards due to performance during the period and increases in the estimated fair value of the awards, partially offset by forfeiture activity.

The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. The derived service periods are 2.6 and 3.1 years for the awards with $6.26 and $9.39 share price objectives, respectively. The following assumptions were used to determine the fair value of the restricted stock units as of September 30, 2009:

Risk-free interest rate	2.0%
Expected volatility	83.1%
Expected dividend yield	0.0%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at September 30, 2009.

(12) COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(23,536)	$(41,721)	$(43,705)	$(32,049)
Other comprehensive income, net of tax:
Pension liability	(2,459)	576	(306)	1,728
Foreign currency translation	1,146	(968)	1,407	(2,561)

Other comprehensive income (loss)	(1,313)	(392)	1,101	(833)

Total comprehensive loss	$(24,849)	$(42,113)	$(42,604)	$(32,882)

The components of accumulated other comprehensive loss, each presented net of tax, are as follows:

	September 30,	December 31,
	2009	2008
Pension liability	$(117,076)	$(116,770)
Foreign currency translation	1,189	(218)

Accumulated other comprehensive loss	$(115,887)	$(116,988)

(13) EARNINGS PER SHARE

Stock options have been excluded from the computation of diluted earnings per common share because their inclusion would be antidilutive. Excluded stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	3,239,542	3,681,742	3,239,542	3,681,742
Average exercise price	$18.34	$20.55	$18.34	$20.55
(14) STOCKHOLDERS RIGHTS AGREEMENT

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
(15) INCOME TAXES
We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax return for 2005 in the first quarter of 2007, limited scope examinations of our United States income tax returns for 2006 and 2007 in the first quarter of 2009, and a limited scope examination of our United States income tax return for 2008 in the third quarter of 2009.

As of September 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits was $10,193 and $10,297, respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2009 and December 31, 2008, the liability for unrecognized tax benefits included accrued interest of $3,981 and $3,182 and accrued penalties of $968 and $804, respectively. We recognized interest expense of $831 and $830 and penalty expense of $164 and $206 related to unrecognized tax benefits in the statement of operations for the nine months ended September 30, 2009 and 2008, respectively. The total amount of unrecognized tax benefits at September 30, 2009 that, if recognized, would affect our effective tax rate is $10,193.

At December 31, 2008, we evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized based on the measurement standards required under the FASB Accounting Standards Codification Section 740 Income Taxes. The valuation allowance was increased $156,572 to $161,426 in 2008. In the three and nine months ending September 30, 2009, the valuation allowance was increased $22,283 and $21,285, respectively, to $182,711 due to additional net operating losses during the periods and increases in net deferred tax assets requiring a valuation allowance.

The amount of the valuation allowance charged to income tax expense was $15,385 and $3,000 in the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the value of the federal and state net operating loss carryforwards available for future tax benefit is $43,154 and $27,401, respectively, before the valuation allowance. The federal losses begin to expire in the year 2028. The state losses generally start to expire in the year 2021. While we have no other limitations on the use of our net operating loss carryforwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

(16)	CONTINGENT LIABILITIES

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

We are the prime tenant for operating leases and have subleased certain premises to independent furniture dealers. In addition, we guarantee certain leases of company-brand stores operated by independent furniture dealers. These leases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. Total future payments applicable to subleases and lease guarantees were $38,839 as of September 30, 2009.

(17)	DISCONTINUED OPERATIONS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (“HBF”), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit was reflected as a discontinued operation in accordance with the FASB Accounting Standards Codification Section 205-20 Discontinued Operations.

On March 29, 2008, we closed the sale of HBF for $75,000 and recorded a gain of $28,868, which is net of income tax expense of $19,247.

The following table presents a condensed statement of operations for the discontinued operation for both the quarter ended March 31, 2008 and nine months ended September 30, 2008:

Net sales	$15,348
Earnings before income tax expense	$1,734
Net earnings	$1,052
(18)   SUBSEQUENT EVENTS
On November 6, 2009, the Worker, Home Ownership and Business Assistance Act of 2009 (H.R. 3548) (the “Act”) was signed into law. The Act includes a provision that allows businesses with federal net operating losses in tax years 2008 or 2009 to carry back those losses for a period of five years, previously limited to a period of two years.
As of September 30, 2009, we have a valuation allowance on our federal net operating loss carryforwards. We expect this Act will allow us to carry back our 2008 or 2009 federal net operating losses and receive refunds of taxes paid in previous years. We also expect this additional carry back ability will result in a reduction of our income tax valuation allowance, and corresponding recognition of income tax benefit, in the quarter ending December 31, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is provided in addition to the accompanying unaudited consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this and previous filings and particularly in the “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.
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

BUSINESS TRENDS AND STRATEGY
We experienced modest sales growth in our third fiscal quarter compared to our second fiscal quarter. We believe sales continue to be depressed primarily due to wavering consumer confidence and a number of ongoing factors in the global economies that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
In order to offset the impact of these economic conditions, we took several significant steps in 2008 and continue to take steps in 2009 to reduce costs and preserve cash. In our third fiscal quarter, we experienced benefits from these measures including increased gross margin rates and decreased sales, general, and administrative expenses.
The more significant actions taken by us in 2008 include closing four domestic manufacturing facilities, reducing our domestic workforce by approximately 1,400 employees and consolidating our administrative and support functions. Through this prolonged economic downturn, we continue to focus on reducing our costs and preserving cash. These measures include reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, managing product inventory levels better to reflect consumer demand, transforming our transportation methods to be more cost effective, exiting unprofitable retail locations, limiting our credit exposure to weak retail partners and discontinuing unprofitable licensing arrangements. As a result of these initiatives to counteract this environment, the following charges and costs are included in our results of operations:
•
We incurred costs of $1.5 million and $7.2 million in the three months and nine months ended September 30, 2009, respectively, and $4.2 million and $14.0 million in the three and nine months ended September 30, 2008, respectively, related to downtime in our factories.

•
We incurred charges of $1.9 million and $4.2 million in the three months and nine months ended September 30, 2009, respectively, and $1.7 million and $1.8 million in the three and nine months ended September 30, 2008, respectively, associated with severance actions, which in 2009 related to reductions of approximately 700 employees. These reductions included direct labor employees and indirect support employees in our manufacturing costs and sales, general, and administrative costs.

•
We incurred expense of $3.3 million and $5.3 million in the three months and nine months ended September 30, 2009, respectively, and $9.9 million and $23.3 million in the three months and nine months ended September 30, 2008, respectively, associated with closed retail store locations, which related primarily to occupancy costs, lease termination costs, and lease liabilities.

These charges and costs contributed to our loss from continuing operations of $23.0 million and $43.1 million for the three months and nine months ended September 30, 2009, respectively.
In addition to these cost savings measures, we continue to focus on leveraging the power of our brands through innovative sales and marketing initiatives to increase our market share and to offset the impact of the economic downturn. These initiatives include:
•	Increasing our e-commerce programs to help drive more consumer interest in our products and create more demand for our retail partners.

•	Offering products that are differentiated from our competition through pre-launch testing that helps predict end-market acceptance.

•	Conducting consumer segmentation analysis to assist retailers in allocating marketing resources.

•	Growing a global supply chain that minimizes dealer inventory requirements.

•	Improving product development and managing product inventory levels better to reflect consumer demand through consumer testing.
While we believe that these sales and marketing initiatives will positively impact our sales and particularly benefit our sales performance when economic conditions improve, we remain cautious about future sales as we cannot predict how long the economy and consumer retail environment will remain weak.

CONSOLIDATED RESULTS OF OPERATIONS
The following tables have been prepared to set forth certain statement of operations and other data for continuing operations for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$293.7	100.0%	$412.8	100.0%
Cost of sales	225.9	76.9	345.6	83.7

Gross profit	67.7	23.1	67.1	16.3
Selling, general, and administrative expenses	89.2	30.4	129.2	31.3

Loss from operations	(21.4)	(7.3)	(62.1)	(15.0)
Interest expense	1.0	0.3	2.9	0.7
Other income (expense), net	(0.2)	(0.1)	1.4	0.3

Loss from continuing operations before income tax expense (benefit)	(22.7)	(7.7)	(63.6)	(15.4)
Income tax expense (benefit)	0.9	0.3	(21.9)	(5.3)

		0.3
Net loss from continuing operations	$(23.5)	(8.0)%	$(41.7)	(10.1)%

Net loss from continuing operations per common share — basic and diluted	$(0.48)		$(0.86)

	Nine Months Ended September 30,
	2009		2008
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$938.8	100.0%	$1,339.8	100.0%
Cost of sales	729.1	77.7	1,061.3	79.2

Gross profit	209.7	22.3	278.5	20.8
Selling, general, and administrative expenses	248.4	26.5	363.2	27.1

Loss from operations	(38.7)	(4.1)	(84.7)	(6.3)
Interest expense	4.3	0.5	9.9	0.7
Other income, net	1.5	0.2	4.7	0.3

Loss from continuing operations before income tax expense (benefit)	(41.5)	(4.4)	(89.9)	(6.7)
Income tax expense (benefit)	2.2	0.2	(27.9)	(2.1)

Net loss from continuing operations	$(43.7)	(4.7)%	$(62.0)	(4.6)%

Net loss from continuing operations per common share — basic and diluted	$(0.90)		$(1.27)
Net sales for the three months ended September 30, 2009 were $293.7 million, compared to $412.8 million in the three months ended September 30, 2008, a decrease of $119.1 million or 28.9%. Net sales for the nine months ended September 30, 2009 were $938.8 million, compared to $1,339.8 million in the nine months ended September 30, 2008, a decrease of $401.0 million or 29.9%. The decrease in net sales in both the three and nine month periods was driven by weak retail conditions and decisions to abandon unprofitable products, customers, and programs, resulting in lower sales volume, and by higher price discounts.
Gross profit for the three months ended September 30, 2009 was $67.7 million compared to $67.1 million for the three months ended September 30, 2008. Gross profit for the nine months ended September 30, 2009 was $209.7 million compared to $278.5 million for the nine months ended September 30, 2008. The increase in gross profit in the three month period ended September 30, 2009 is primarily attributable to product write downs recorded in the third quarter of 2008, offset by lower sales volume and higher price discounts in the third quarter of 2009 as compared to 2008. The decline in gross profit in the nine month period is primarily attributable to lower sales volume and higher price discounts, partially offset by reductions in product write-downs.

Selling, general, and administrative expenses for the three months ended September 30, 2009 were $89.2 million compared to $129.2 million in the three months ended September 30, 2008. Selling, general, and administrative expenses for the nine months ended September 30, 2009 were $248.4 million compared to $363.2 million in the nine months ended September 30, 2008. The decrease in selling, general, and administrative costs in both the three and nine month periods was primarily due to lower compensation and incentive plan costs, advertising expenses, bad debt expense, and professional fees.
Interest expense totaled $1.0 million and $4.3 million for the three and nine months ended September 30, 2009, respectively, compared to $2.9 million and $9.9 million for the three and nine months ended September 30, 2008, respectively. The decrease in interest expense in both the three and nine month periods resulted from reduced long-term debt and lower interest rates.
Other income (expense), net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income	$0.3	$1.6	$1.6	$4.8
Other	(0.5)	(0.2)	(0.1)	(0.1)

	$(0.2)	$1.4	$1.5	$4.7

Interest income includes interest received on short-term investments, notes receivable, and past due accounts receivable.
The effective income tax rate for continuing operations was (5.2)% for the nine months ended September 30, 2009 and 31.0% for the nine months ended September 30, 2008. The tax expense for the nine months ended September 30, 2009 primarily resulted from minimum liabilities in states that assess tax based on gross receipts and losses for which the income tax benefit was offset by valuation allowances recorded during the period. The tax benefit for the nine months ended September 30, 2008 primarily resulted from losses for which the income tax benefit was recognized during the period.
Loss per common share from continuing operations was $0.48 and $0.90 for the three and nine months ended September 30, 2009, respectively, compared to $0.86 and $1.27 for the three and nine month periods ended September 30, 2008, respectively. Weighted average common shares outstanding used in the calculation of net earnings per common share were 48.7 million for both the three and nine months ended September 30, 2009, and 48.8 million and 48.7 million for the three and nine months ended September 30, 2008, respectively.
Net earnings from discontinued operations, including the gain on the sale of Hickory Business Furniture of $28.9 million, were $29.9 million in the nine months ended September 30, 2008.

RETAIL RESULTS OF OPERATIONS
As a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville Stores (a)			All Other Retail Stores(b)
	Three Months Ended September 30,			Three Months Ended September 30,
(Dollars in millions)	2009	2008		2009		2008
Net sales	$21.2	$14.3		$11.6		$18.1

Cost of sales	12.6	8.5		7.7		10.6

Gross profit	8.6	5.8		3.9		7.6

Selling, general, and administrative expenses	14.3	8.6		9.6		18.2

Operating loss(e)	$(5.7)	$(2.8)		$(5.7)		$(10.6)

Number of stores at end of period	48	36		16		24
Number of closed locations at end of period				29		17
Same-store-sales(c):
Quarterly percentage	(18.4)%	(d	)	(d	)	(d	)
Number of stores	23	(d	)	(d	)	(d	)

	Thomasville Stores (a)			All Other Retail Stores(b)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2009	2008		2009		2008
Net sales	$60.3	$39.9		$32.1		$53.5

Cost of sales	35.3	22.8		20.9		32.9

Gross profit	24.9	17.1		11.2		20.5

Selling, general, and administrative expenses	41.9	22.9		25.7		51.5

Operating loss(e)	$(17.0)	$(5.8)		$(14.5)		$(31.0)

Same-store-sales(c):
Nine months ended percentage	(23.7)%	(d	)	(d	)	(d	)
Number of stores	23	(d	)	(d	)	(d	)

a)	This supplemental data includes only company-owned Thomasville retail store locations that were open at the end of the three and nine months ended September 30, 2009 and 2008.

b)
This supplemental data includes all company-owned retail stores other than open Thomasville stores. This data also includes costs of $3.3 million and $9.9 million in the three months ended September 30, 2009 and 2008, respectively, and $5.3 million and $23.3 million in the nine months ended September 30, 2009 and 2008, respectively, associated with closed retail locations which includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities, including credits for the reversal of $1.9 million of previously accrued lease liability in the nine months ended September 30, 2009, which was associated with closed retail locations that we now plan to reopen.

c)	Quarterly and nine months ended same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

d)	Not meaningful due to the small number of open stores in the same-store calculation.

e)	Operating loss does not include our wholesale profit on the above retail net sales.
In addition to the above company-owned stores, there were 78 and 104 Thomasville dealer-owned stores at September 30, 2009 and 2008, respectively.

FINANCIAL CONDITION
Liquidity
Cash and cash equivalents totaled $76.5 million at September 30, 2009 compared to $106.6 million at December 31, 2008. Net cash provided by operating activities for the nine months ended September 30, 2009 totaled $61.8 million compared with $26.5 million for the nine months ended September 30, 2008. Lower net losses from operations and higher receipt of income tax refund receivable contributed increased cash flow from operations in the nine months ended September 30, 2009 as compared to 2008, but were offset by lower cash generated from working capital and payments of long-term incentive compensation in the first quarter of 2009. Net cash used by investing activities for the nine months ended September 30, 2009 totaled $3.9 million compared with net cash provided by investing activities of $51.1 million in the nine months ended September 30, 2008. The decrease in cash provided by investing activities is primarily the result of a reduction of proceeds from the sale of business in the nine months ended September 30, 2009 as compared to 2008, partially offset by fewer acquisitions of stores requiring cash payments and fewer additions to property, plant and equipment in the nine months ended September 30, 2009 as compared to 2008. Net cash used by financing activities totaled $88.0 million in the nine months ended September 30, 2009 compared with $86.7 million in the nine months ended September 30, 2008. Net cash used by financing activities in the nine months ended September 30, 2009 consisted of payment of long-term debt. Net cash used by financing activities in the nine months ended September 30, 2008 consisted of payment of long-term debt ($80.8 million, net of restricted cash) and cash dividends ($5.8 million).
Working capital was $361.5 million at September 30, 2009, compared to $458.4 million at December 31, 2008. The current ratio was 3.5-to-1 at September 30, 2009, compared to 3.0-to-1 at December 31, 2008. The decrease in working capital resulted from reductions in inventories, receivables, income tax refund receivable and cash and cash equivalents, partially offset by reductions in accrued employee compensation, and current maturities of long-term debt, and accounts payable. As described in the next section on “Financing Arrangements,” our borrowings under our asset-based loan (“ABL”) are limited by the amount of our eligible accounts receivable and inventory. Therefore, as our accounts receivable and inventory decrease in total, the amount we can borrow under our ABL decreases. In the nine months ended September 30, 2009, $88.0 million of cash was used in the payment of long-term debt, the payment of which was driven primarily by the decrease in our inventory and accounts receivable.
The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, and pension funding requirements.
At September 30, 2009, we had $102.0 million of debt outstanding and excess availability to borrow up to an additional $20.8 million subject to certain provisions, including those provisions described in Financing Arrangements below. The breach of any of these provisions could result in default under the ABL and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. As of September 30, 2009, we are in compliance with all provisions of the ABL. While we expect to comply with the provisions of the agreement throughout the remainder of 2009, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.
In light of the deterioration of the global economy and uncertainty about these conditions in the foreseeable future, we are focused on effective cash management, reducing costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we review all capital projects and are committed to execute only on those projects that are either necessary for business operations or have an attractive expected rate of return. Also, we will acquire stores only if we are required as the prime tenant or guarantor on the lease or if we expect a more than adequate return on our investment. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.

Financing Arrangements
Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2009	2008
Asset-based loan	$102.0	$190.0
Less: current maturities	—	30.0

Long-term debt	$102.0	$160.0

On August 9, 2007 we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by all of our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of September 30, 2009 there were $102.0 million of cash borrowings and $17.3 million in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75.0 million of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62.5 million of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of September 30, 2009, excess availability was $83.3 million. Therefore, we have $8.3 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $20.8 million of availability before we would be subject to the fixed charge coverage ratio.
We manage our excess availability to remain above the $75.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to be below the threshold for the remainder of 2009. In addition to our borrowing capacity described above, we had $76.5 million of cash and cash equivalents at September 30, 2009.
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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of September 30, 2009 and will fluctuate with excess availability. As of September 30, 2009, loans outstanding under the ABL consisted of $80.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 2.11% and $22.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of September 30, 2009 was 2.36%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50.0 million for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained a waiver to this required representation until the later of February 28, 2010 or such date, not to exceed January 1, 2011, that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions. As of September 30, 2009, we are in compliance with all provisions of the ABL.
We believe our current cash position along with our cash flow from operations, sale of surplus assets, and ABL availability will be sufficient to fund our liquidity requirements for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Off-Balance Sheet Arrangements
We are the prime tenant for operating leases and have subleased the premises to independent furniture dealers. In addition, we guarantee many leases of company-brand stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging from one to twelve years and generally require us to make lease payments in the event of default by the dealer. In the event of default, we have the right to assign or assume the lease. Total future payments applicable to subleases and lease guarantees were $38.8 million as of September 30, 2009.
Funded Status of the Defined Benefit Pension Plan
The projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $140.9 million at December 31, 2008, the measurement date for our pension liability. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006 due to the widespread nature of disruption in financial markets. Due to this legislation, we do not expect to make cash pension contributions in 2009. However, if the relief provided by the federal government is no longer applicable to our pension plans, if there is continued downward pressure on the asset values of these plans, if the assets fail to recover in value, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it could necessitate significantly increased funding of our plans in the future and negatively impact our liquidity.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations is based upon the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008. The information presented below is intended to supplement and should be read in conjunction with the accounting policies disclosed in that Form 10-K.
Trade names and impairment testing
Our trade names are tested for impairment annually, in the fourth fiscal quarter. Trade names, and long-lived assets, are also tested for impairment whenever events or changes in circumstances indicate that the asset may be impaired. Each quarter, we assess whether events or changes in circumstances indicate a potential impairment of these assets considering many factors, including significant changes in market capitalization, cash flow or projected cash flow, the condition of assets, and the manner in which assets are used.
Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of trade names is calculated using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating reasonable royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value.
In the fourth quarter of 2008, we tested our trade names for impairment and recorded an impairment charge of $35.3 million, resulting in the carrying value of each of our trade names being reduced, and thus equal, to the estimated fair value. Since the fourth quarter of 2008, there have been no events or changes in circumstances indicating that the trade names have been further impaired. However, any further decrease in fair value would result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and discount rates. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in discount rates would cause impairment charges and a corresponding reduction in our earnings.

We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions. A one percent decrease in assumed royalty rates would have resulted in additional impairment of $1.2 million in the quarter ended December 31, 2008.
Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Estimated net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales. A one percent decrease in the assumed net sales streams would have resulted in additional impairment of $1.3 million in the quarter ended December 31, 2008.
The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy. A one percent increase in the assumed discount rates would have resulted in additional impairment of $1.6 million in the quarter ended December 31, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued a new standard for fair value measurements which defines fair value, establishes a framework for measuring fair value in U. S. GAAP, and expands the disclosure requirements regarding fair value measurements. The standard does not introduce new requirements mandating the use of fair value. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for this standard was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of the standard that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of the standard on January 1, 2009 did not have a material effect on our financial position or results of operations.
In December 2007, the FASB issued a new standard for business combinations that requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of this standard on January 1, 2009. The adoption of this standard did not affect our financial position or results of operations.
In December 2007, the FASB issued a new standard for noncontrolling interests in consolidated financial statements. This standard establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not affect our financial position or results of operations.
In December 2008, the FASB issued a new standard for employers’ disclosures about postretirement benefit plan assets. This standard enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. The adoption of this standard will not affect our financial position or results of operations as it will only impact the disclosures in our annual report for the fiscal year ended December 31, 2009.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The codification does not replace or affect guidance issued by the SEC. The adoption of SFAS 168 did not affect our financial position or results of operations.

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
Item 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q.

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

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 2, 2009, management concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’s”) Internal Control — Integrated Framework as a result of a material weakness in our accounting for income taxes. Solely as a result of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

We have designed procedures we believe will remediate this material weakness and begun implementation of these procedures. Certain of these procedures are performed on a quarterly basis while others are performed only on an annual basis. The quarterly procedures were fully implemented in the second quarter of fiscal 2009 and the annual procedures will be fully implemented by the end of fiscal 2009. In order to evaluate whether the material weakness has been remediated, we must successfully test the effectiveness of the new procedures over this period of time. Therefore, we expect that the material weakness will be remediated by the end of fiscal 2009.

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

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In April 2009, a shareholder derivative suit was filed in the Circuit Court of St. Louis County, Missouri against Furniture Brands International, Inc. (as a nominal defendant) and against current directors and certain current and former officers of the company. The complaint alleges corporate waste and a breach of fiduciary duty by the directors with respect to the approval of certain compensation payments made to executive officers of the company. The complaint also alleges unjust enrichment claims against certain executive officers. The complaint seeks, among other things, unspecified damages based on the purported breach of fiduciary duties and the return of certain compensation paid to certain executive officers. In May 2009, a second similar shareholder derivative suit was filed in the Circuit Court of the City of St. Louis, Missouri against Furniture Brands International, Inc. (as nominal defendant) and against current and former directors and executive officers of the company alleging breaches of fiduciary duties and seeking damages similar to those set forth in the first complaint. Defendants’ motion to dismiss the first complaint was denied by the Court. The second complaint was transferred to the Circuit Court of St. Louis County and defendants filed a motion to dismiss the complaint. The motion to dismiss in the second complaint is currently pending with the Court.
For additional information, refer to Part I, Note 16 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.
Item 1A. RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a detailed discussion of certain risk factors in Part I, Item 1A. The information presented below is intended to supplement and should be read in conjunction with the risk factors and information disclosed in that Form 10-K. Any of these risks could materially and adversely affect our business, results of operations, and financial condition. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company.
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

Date: November 6, 2009

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