Form 10-K
period 2009-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2010-03-03
CIK 50957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $147,589,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

48,293,607 shares as of February 28, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 6, 2010 are incorporated by reference in Part III.

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I

Item 1.	Business

Overview

We are one of the world’s leading designers, manufacturers, sourcers, and retailers of home furnishings and were incorporated in Delaware in 1921. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.

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

Brands and Products

Each of our brands designs, manufactures, sources, and markets home furnishings, targeting specific customers in relation to style and price point.

•	Broyhill has collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles and product categories including bedroom, dining room, living room, occasional, youth, home office, and home entertainment.

•	Lane focuses primarily on mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.

•	Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges and also manufactures and markets promotional-priced case goods and ready-to-assemble furniture.

•	Drexel Heritage markets both casegoods and upholstered furniture under the brand names Heritage, Drexel, and dh, in categories ranging from mid- to premium-priced.

•	Henredon specializes in both wood furniture and upholstered products in the premium-price category.

•	Hickory Chair manufactures a premium-priced brand of wood and upholstered furniture, offering traditional and modern styles.

•	Pearson offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.

•	Laneventure markets a premium-priced outdoor line of wicker, rattan, bamboo, exposed aluminum, and teak furniture.

•	Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories, and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names.

In 2008, we sold Hickory Business Furniture, a wholly owned subsidiary that designs and manufactures business furniture. As a result, this business unit has been reflected as a discontinued operation in all periods presented in this Form 10-K.

Distribution

Our breadth of product and international scope of distribution enable us to service retailers ranging in size from small, independently owned furniture stores to national and regional department stores and chains. The residential furniture retail industry has consolidated in recent years, displacing many small local and regional furniture retailers with larger chains and specialty stores. We believe our relative size and the strength of our brand names offers us an important competitive advantage in this new environment.

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

We have further developed our dedicated distribution channel of single-brand retail Thomasville Home Furnishings Stores. These stores consist of company or dealer-owned retail locations that feature the Thomasville brand. We believe distributing our Thomasville products through dedicated, single-brand stores strengthens brand awareness, provides well-informed and focused sales personnel, and encourages the purchase of multiple items per visit. We believe this ownership brings us closer to the consumer, gives us greater line of sight into developing tastes and trends in the marketplace, and helps us better understand the challenges facing the independent retailers with whom we do the majority of our business.

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

Trade showrooms are located in Thomasville and High Point, North Carolina; Chicago, Illinois; Las Vegas, Nevada; and Tupelo, Mississippi.

Manufacturing and Sourcing

We have a blended manufacturing strategy including a mix of domestic production and products sourced from offshore. Our principal domestic production operations include ten upholstery facilities, three case goods facilities, one component manufacturing facility, and one multifunctional facility, which at each of we are in the process of implementing various lean manufacturing initiatives. These principal domestic facilities are located in North Carolina, Mississippi, and Virginia. We also operate manufacturing facilities in the Philippines and Indonesia. These facilities total approximately 8.4 million square feet. For additional information on our principal properties, see Item 2 of this Form 10-K.

A portion of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We have informal strategic relationships with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers’ capacity, subject to our quality control and delivery standards. During 2009, three of these manufacturers represented 15%, 13%, and 11% of imported product and two other manufacturers represented in excess of 5% each.

On January 1, 2009, we replaced third-party management of our Asia sourcing operations with FBN Asia. This group of approximately 140 company employees now has primary responsibility for quality control, sourcing of raw materials and finished goods, and logistics.

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

Marketing and Advertising

Our brands use multiple advertising techniques to increase consumer awareness of our brand names and motivate purchases of our products. These techniques include advertisements targeted to specific consumer segments through national and regional television as well as leading home furnishing and other popular magazines. In many instances advertising is focused in major markets to create buying urgency around our products and specific sale events and to provide store location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency. We also seek to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focus our marketing efforts on prime potential customers utilizing consumer segmentation data and customer comments from our websites and from each brand’s toll-free telephone number. In addition, our brands have increased our online presence through website enhancements and the increased use of online advertising and social media to promote our products and drive consumers to retail stores.

Management and Employees

As of December 31, 2009, we employed approximately 6,500 full-time employees in the United States and approximately 2,000 non-domestic employees. None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Environmental matters

We are subject to a wide range of federal, state, local, and international laws and regulations relating to protection of the environment, worker health and safety, and the emission, discharge, storage, treatment, and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and the Comprehensive Environmental, Response, Compensation, and Liability Act. Certain of our operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, we closely monitor environmental performance at all of our facilities. We believe we are in substantial compliance with all environmental laws. In our opinion, our ultimate liability, if any, under all such laws is not reasonably likely to have a material adverse effect upon our consolidated financial position or results of operations other than potential exposures with respect to which monitoring or cleanup requirements may change over time.

Competition

The residential furniture industry is highly competitive. Our products compete against domestic manufacturers, importers, and foreign manufacturers entering the United States market; as well as direct importing by retailers. Our competitors include home furnishings manufacturers and retailers, such as: La-Z-Boy Incorporated; Ethan Allen Interiors Inc.; Basset Furniture Industries Inc.; Hooker Furniture Corporation; Stanley Furniture Company Inc., and many others. The elements of competition include price, style, quality, service, brand, and marketing.

Backlog

The combined backlog of our operating companies as of December 31, 2009 was approximately $162 million compared to approximately $170 million as of December 31, 2008. Backlog consists of orders believed to be firm for which a customer purchase order has been received. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

Trademarks and Trade Names

We utilize trademarks and trade names extensively to promote brand loyalty among consumers. We view such trademarks and trade names as valuable assets and we aggressively protect our trademarks and trade names by taking appropriate legal action against anyone who infringes upon or misuses them.

Our primary trademarks and trade names are: Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.

Working Capital

For information regarding working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Discussion and Liquidity — Liquidity”, in Part II, Item 7 of this Form 10-K .

Internet Access

Forms 10-K, 10-Q, 8-K, and all amendments to those reports are available without charge through our website as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission. Our website can be accessed at furniturebrands.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position Held

Ralph P. Scozzafava	51	Chairman of the Board and Chief Executive Officer
Steven G. Rolls	55	Senior Vice President and Chief Financial Officer
Mary E. Sweetman	46	Senior Vice President, Human Resources
Jon D. Botsford	55	Senior Vice President, General Counsel and Corporate Secretary
Raymond J. Johnson	54	Senior Vice President, Global Supply Chain
Richard R. Isaak	42	Controller and Chief Accounting Officer
Jeffrey L. Cook	54	President-Broyhill Furniture Industries, Inc.
Gregory P. Roy	44	President-Lane Furniture Industries, Inc.
Edward D. Teplitz	48	President-Thomasville Furniture Industries, Inc.
Daniel R. Bradley	53	President-Furniture Brands Designer Group
Daniel J. Stone	49	Vice President, Strategy and Business Development

Ralph P. Scozzafava has served as Chairman of the Board since May 2008 and as a director since June 2007. Since January 2008, Mr. Scozzafava has also served as Chief Executive Officer of our company, and from June 2007 to January 2008, he served as Vice Chairman and Chief Executive Officer- designate. Prior to joining our company, Mr. Scozzafava was employed at Wm. Wrigley Jr. Company since 2001, where he held several positions, most recently, serving as Vice President- Worldwide Commercial Operations from March 2006 to June 2007, and as Vice President & Managing Director — North America/Pacific from January 2004 to March 2006.

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

Gregory P. Roy has served as our President of Lane Furniture Industries, Inc., since April 2009. Mr. Roy joined Lane in 1988 and has held positions of increasing responsibility, and was most recently Executive Vice President of Sales and Marketing.

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

Daniel J. Stone has served as our Vice President of Strategy and Business Development since March 2008, after joining us as Vice President of Financial Planning and Analysis in January 2006. Prior to joining us, Mr. Stone held various positions at Procter & Gamble from 1991 through 2006, most recently as Category Finance Manager, Pringles from July 2002 to January 2006. Mr. Stone was an officer in the U.S. Air Force.

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

The continued economic downturn could result in a decrease in our future sales, earnings, and liquidity.

Economic conditions have deteriorated significantly in the United States, and worldwide, and may remain depressed for the foreseeable future. These conditions have resulted in a decline in our sales and earnings and could continue to impact our sales and earnings in the future. Sales of residential furniture are impacted by downturns in the general economy primarily due to decreased discretionary spending by consumers. The general level of consumer spending is affected by a number of factors, including, among others, general economic conditions, inflation, and consumer confidence, all of which are generally beyond our control. The economic downturn also impacts retailers, our primary customers, potentially resulting in the inability of our customers to pay amounts owed to us. In addition, if our retail customers are unable to sell our product or are unable to access credit, they may experience financial difficulties leading to bankruptcies, liquidations, and other unfavorable events. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our future sales, earnings, and liquidity would likely be adversely impacted.

Depressed market returns could have a negative impact on the return on plan assets for our qualified pension plan, which may require significant funding.

Financial markets have experienced extreme disruption in recent years. As a result of this disruption in the domestic and international equity and bond markets, the asset values of our pension plans decreased significantly and further disruptions in the financial markets could adversely impact the value of our pension plan assets in the future. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $115.5 million at December 31, 2009. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum funding requirements for 2010 are only approximately $3 million. However, if the relief provided by the federal government is not extended or is no longer applicable to our qualified pension plan, if there is continued downward pressure on the asset values of the plan, if the assets fail to recover in value, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of our plan in the future could be required, which would negatively impact our liquidity.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales and earnings.

The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, some of which offer widely advertised, well-known, branded products, and others are large retail furniture dealers who offer their own store-branded products. Competition in the residential furniture industry is based on the pricing of products, quality of products, style of products, perceived value, service to the customer, promotional activities, and advertising. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales and earnings. In addition, due to competition, we may not be able to maintain or raise the prices of our products in response to inflationary pressures such as increasing costs. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. These and other competitive pressures would likely result in a decrease in our sales and earnings.

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

Our products are sold at varying price points and levels of profit. An increase in the sales of our lower profit products at the expense of the sales of our higher profit products could result in a decrease in our gross margin and earnings.

Business failures of large dealers, a group of customers or our own retail stores could result in a decrease in our future sales and earnings.

Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to record receivable reserves, which would decrease earnings, as it has in past periods. Receivables collection can be significantly impacted by economic conditions. Therefore, deterioration in the economy, or a lack of economic recovery, could cause further business failures of our customers, which could in turn require additional receivable reserves thereby lowering earnings. These business failures can also cause loss of future sales. In addition, we are either prime tenant on or guarantor of many leases of company-brand stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we do not operate these stores, we are still required to pay store occupancy costs, which results in a reduction in our future sales and earnings.

Inventory write-downs or write-offs could result in a decrease in our earnings.

Our inventory is valued at the lower of cost or market. However, future sales of inventory are dependent on economic conditions, among other things. Weak economic and retail conditions could cause a lowering of inventory values in order to sell our product. For example, in 2009, we incurred charges of $33.0 million related to product write-downs to actual or anticipated sales values in this difficult retail environment. Deterioration in the economy could require us to lower inventory values further, which would lower our earnings.

Sales distribution realignments can result in a decrease in our near-term sales and earnings.

We continually review relationships with our customers to ensure each meets our standards. These standards cover, among others, credit worthiness, market penetration, sales growth, competitive improvements, and sound, ethical business practices. If customers do not meet our standards, we will consider discontinuing these business relationships. If we discontinue a relationship, there would likely be a decrease in near-term sales and earnings.

Manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings and liquidity.

We continually review our domestic manufacturing operations and offshore sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs would likely result in a decrease in our near-term earnings and liquidity until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems, and procedures. Certain products may also be shifted from domestic manufacturing to offshore sourcing, and vice versa. These realignments have, and would likely in the future, result in substantial costs including, among others, severance, impairment, exit, and disposal costs. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full, both of which have, and could in the future, result in a decrease in our near-term earnings and liquidity.

Reliance on offshore sourcing of our products subjects us to changes in local government regulations and currency fluctuations which could result in a decrease in our earnings.

We have offshore capabilities that provide flexibility in product programs and pricing to meet competitive pressures. Risks inherent in conducting business internationally include, among others, fluctuations in foreign-currency exchange rates, changes in local government regulations and policies, including those related to duties, tariffs, and trade barriers, investments, taxation, exchange controls, repatriation of earnings, and changes in local political or economic conditions, all of which could increase our costs and decrease our earnings.

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

We are, and may in the future be, a party to legal proceedings and claims, including, but not limited to, those involving product liability, business matters, and environmental matters, some of which claim significant damages. We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance such coverage will continue to be available on terms acceptable to us or such coverage will be adequate to cover exposures. We also are, and may in the future be, a party to legal proceedings and claims arising out of certain customer or dealer terminations as we continue to re-examine and realign our retail distribution strategy. Given the inherent uncertainty of litigation, these matters could have a material adverse impact on our sales, earnings, and liquidity. We are also subject to various laws and regulations relating to environmental protection and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws. In addition, our defined benefit plans are subject to certain pension obligations, regulations, and funding requirements, which could cause us to incur substantial costs and require substantial funding. All of these matters could cause a decrease in our sales, earnings, and liquidity.

We may not realize the anticipated benefits of mergers, acquisitions, or dispositions.

As part of our business strategy, we may merge with or acquire businesses and divest assets and operations. Risks commonly encountered in mergers and acquisitions include the possibility that we pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business, and the distraction of our management from ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof, which could result in dilution to existing stockholders and to earnings per share. We may also evaluate the potential disposition of assets and operations that may no longer help us meet our objectives. When we decide to sell assets or operations, we may encounter difficulty in finding buyers or alternate exit strategies on acceptable terms in a timely manner, In addition, we may dispose of assets at a price or on terms that are less than we had anticipated.

Loss of key personnel or the inability to hire qualified personnel could adversely affect our business.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train, and retain highly qualified personnel. Competition for employees can be intense. We may not be able to attract or retain qualified personnel in the future, and our failure to do so could adversely affect our business.

Impairment of our trade name intangible assets would result in a decrease in our earnings and net worth.

Our trade names are tested for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of our trade names is estimated using a “relief from royalty payments” methodology, which is highly contingent upon assumed sales trends and projections, royalty rates, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause impairment charges and a corresponding reduction in our earnings and net worth. For example, in the fourth quarter of 2009, we tested our trade names for impairment under this methodology and recorded an impairment charge of $39.1 million, driven primarily by an increase in discount rate, resulting in a remaining trade name balance of $87.6 million at December 31, 2009.

Provisions in our certificate of incorporation and our shareholders’ rights plan could discourage a takeover and could result in a decrease in a potential acquirer’s valuation of our common stock.

Certain provisions of our certificate of incorporation and shareholders’ rights plan could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders. One provision in our certificate of incorporation allows us to issue stock without stockholder approval. Such issuances could make it more difficult for a third party to acquire us.

A change in control could limit the use of our net operating loss carry forwards and decrease a potential acquirer’s valuation of our businesses, both of which could decrease our liquidity and earnings.

If a change in control occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carry forwards which in turn could adversely impact our future liquidity and profitability. A change in control could also decrease a potential acquirer’s valuation of our businesses and discourage a potential acquirer from purchasing our businesses.

If we and our dealers are not able to open new stores or effectively manage the growth of these stores, our ability to grow sales and profitability could be adversely affected.

We have in the past and may continue in the future to open new stores or purchase or otherwise assume operation of branded stores from independent dealers. Increased demands on our operational,

managerial, and administrative resources could cause us to operate our business, including our existing and new stores, less effectively, which in turn could cause deterioration in our profitability. If we and our dealers are not able to identify and open new stores in desirable locations and operate stores profitably, it could adversely impact our ability to grow sales and profitability.

We may not be able to comply with our debt agreement or secure additional financing on favorable terms to meet our future capital needs, which could significantly adversely impact our liquidity and our business.

At December 31, 2009, we had $83.9 million of cash and cash equivalents, $95.0 million of debt outstanding, and excess availability to borrow up to an additional $16.9 million subject to certain provisions, including those provisions described in Note 8 “Long-Term Debt” in Part II, Item 8 of this Form 10-K. The breach of any of these provisions could result in a default under our asset-based loan (“ABL”) and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business.

If we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds or settle liabilities through issuances of equity or convertible securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease the following principal plants, offices, and distribution centers:

				Lease
		Floor Space	Owned	Expiration
Location	Type of Facility	(Sq. ft.)	or Leased	Date

St. Louis, MO	Headquarters	53,467	Leased	2019
Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Tupelo, MS	Upholstery plant/distribution center	715,951	Owned
Conover, NC	Upholstery plant/distribution center	347,500	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Conover, NC	Upholstery plant	192,015	Owned
Conover, NC	Upholstery plant	123,200	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Lenoir, NC	Upholstery plant	395,000	Owned
Longview, NC	Upholstery plant	334,000	Leased	2015
Hickory, NC	Upholstery plant/distribution center	209,800	Leased	2010
Appomattox, VA	Case goods plant/distribution center	829,800	Owned
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned
High Point, NC	Component plant	187,162	Owned
Rutherfordton, NC	Distribution center	1,009,253	Owned
Thomasville, NC	Distribution center	731,000	Owned
Morganton, NC	Distribution center	513,800	Owned
Rialto, CA	Distribution center	703,176	Leased	2012
Lenoir, NC	Distribution center	502,420	Leased	2013
Wren, MS	Distribution center	494,813	Leased	2012
Lenoir, NC	Distribution center	205,964	Leased	2021
Verona, MS	Distribution center/offices	423,392	Owned
Thomasville, NC	Offices/showroom	256,000	Owned
High Point, NC	Offices/showroom	100,000	Owned
Lenoir, NC	Offices	136,000	Owned
Cebu, Philippines	Case goods plant	480,338	Leased	2038
Tambak Aji, Indonesia	Case goods plant/distribution center	1,485,419	Owned
Semarang, Indonesia	Case goods plant/distribution center	330,000	Owned
Dongguan, China	Offices	159,000	Leased	2011

We believe our properties are generally well-maintained, suitable for our present operations and adequate for current production requirements. Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically in any one facility depending upon the product being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, we estimate the overall production capacity, in conjunction with our import capabilities, is sufficient to meet anticipated demand.

We have been executing plans to reduce and consolidate our domestic manufacturing capacity. This restructuring activity included the closing of two manufacturing facilities and seven retail stores in 2009, the closing of three manufacturing facilities and nine retail stores in 2008, and the closing of five manufacturing facilities and 18 retail stores in 2007.

We own properties in addition to the above principal facilities, some of which are held for sale. As of December 31, 2009, properties held for sale had a net book value of $9.7 million. These properties are summarized below.

		Floor Space
Location	Property Description	(sq. ft.)

Morganton, NC	Manufacturing Facility	874,506
Morganton, NC	Manufacturing Facility	150,000
Ponotoc, MS	Manufacturing Facility	369,899
Lenoir, NC	Manufacturing Facility	268,172
Conover, NC	Manufacturing Facility	159,000
Lenoir, NC	Truck Maintenance Facility	96,000
Allentown, PA	Warehouse	105,000
Lenoir, NC	Sample Shop and Research Facility	56,250

We lease retail stores in addition to the above principal facilities, some of which are closed locations. We incur costs associated with these closed retail stores, including recurring occupancy costs, early contract termination settlements for leased properties, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. The liability for closed store lease costs is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals. We estimate that lease and occupancy expense for our closed retail stores at December 31, 2009 will be approximately $8.0 to $10.0 million in 2010.

Item 3.	Legal Proceedings

In April 2009, a shareholder derivative suit was filed in the Circuit Court of St. Louis County, Missouri against Furniture Brands International, Inc. (as a nominal defendant) and against current directors and certain current and former officers of the company. The complaint alleges corporate waste and a breach of fiduciary duty by the directors with respect to the approval of certain compensation payments made to executive officers of the company. The complaint also alleges unjust enrichment claims against certain executive officers. The complaint seeks, among other things, unspecified damages based on the purported breach of fiduciary duties and the return of certain compensation paid to certain executive officers. In May 2009, a second similar shareholder derivative suit was filed in the Circuit Court of the City of St. Louis, Missouri against Furniture Brands International, Inc. (as nominal defendant) and against current and former directors and executive officers of the company alleging breaches of fiduciary duties and seeking damages similar to those set forth in the first complaint. This second complaint was subsequently moved to the Circuit Court of St. Louis County, Missouri.

On February 18, 2010, the parties entered into a Stipulation of Settlement settling all claims asserted in the derivative actions. The settlement provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, the adoption of certain corporate governance enhancements, and a $2.4 million attorney fee award, which but for our immaterial remaining deductible, will be payable by our insurer to plaintiffs’ counsel. The settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. The agreed upon settlement is subject to certain conditions including preliminary and final Court approval of the settlement.

We are also involved, from time to time, in litigation and other legal proceedings incidental to our business. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition. However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accordance with management’s evaluation of the probable liability or outcome of such litigation or proceedings.

In addition, we are involved in various claims relating to environmental matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party under federal and state environmental laws for site remediation. Management analyzes each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, management believes at the present time that any claims, penalties or costs incurred in connection with known environmental matters will not reasonably likely have a material adverse effect upon our consolidated financial position or results of operations. However, management’s assessment of our current claims could change in light of the discovery of facts with respect to environmental sites, which are not in accordance with management’s evaluation of the probable liability or outcome of such claims.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

1)	Market Information

Shares of our common stock are traded on the New York Stock Exchange. The reported high and low sale prices for our common stock on the New York Stock Exchange are included in Note 23 “Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.

Holders

As of January 31, 2010, there were approximately 1,200 holders of record of common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We paid dividends at the rate of $0.04 per share per quarter during the first three quarters of 2008 for a total of $5.8 million for the year. On October 31, 2008, our Board of Directors suspended payments of quarterly dividends indefinitely.

Our asset-based loan contains restrictions on dividend payments if the excess availability falls below certain thresholds. The decision to suspend quarterly dividends did not result from these restrictions as our excess availability was not below these thresholds in 2008. For additional information concerning dividends see the “Consolidated Statement of Cash Flows,” “Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss),” and Note 23, “Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Form 10-K.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

Performance Graph

The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following assumed investment of $100 in shares of Common Stock that were outstanding on December 31, 2004. The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of the Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Furniture Brands International, Inc., The S&P 500 Index
And The Dow Jones US Furnishings Index

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

2)	Repurchase of Equity Securities

There were no purchases by us during the quarter ended December 31, 2009 of equity securities that are registered under section 12 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)

Summary of operations(1)(2):
Net sales	$1,224,370	$1,743,176	$2,082,056	$2,361,680	$2,342,526
Gross profit	230,000	314,535	416,095	507,875	523,088
Interest expense	5,342	12,510	37,388	17,665	11,877
Earnings (loss) from continuing operations before income tax expense (benefit)	(176,479)	(418,958)	(80,478)	72,699	86,804
Income tax expense (benefit)	(67,793)	(3,157)	(29,261)	22,784	28,781

Net earnings (loss) from continuing operations	(108,686)	(415,801)	(51,217)	49,915	58,023
Net earnings from discontinued operations	—	29,920	5,568	5,140	3,413

Net earnings (loss)	$(108,686)	$(385,881)	$(45,649)	$55,055	$61,436

Per share of common stock:
Net earnings (loss) — diluted:
Continuing operations	$(2.25)	$(8.53)	$(1.06)	$1.02	$1.11
Discontinued operations	—	0.61	0.12	$0.11	$0.07

Total	$(2.25)	$(7.92)	$(0.94)	$1.13	$1.18

Dividends	$—	$0.12	$0.64	$0.64	$0.60
Weighted average common shares — diluted (in thousands)	48,302	48,739	48,446	48,753	52,104
Other information(2):
Working capital	$326,952	$458,376	$712,455	$752,618	$718,183
Property, plant, and equipment, net	134,352	150,864	178,564	221,398	250,817
Capital expenditures	9,777	18,977	14,374	24,713	28,541
Total assets	758,105	999,518	1,463,078	1,558,203	1,582,224
Long-term debt	78,000	160,000	280,000	300,800	301,600
Shareholders’ equity	$262,791	$366,494	$844,766	$910,715	$903,952

(1)	The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations of our subsidiaries periodically include a 53-week fiscal year. Fiscal year 2008 was a 53-week fiscal year for our subsidiaries.

(2)	Results of operations for all periods presented have been restated to reflect the classification of Hickory Business Furniture (“HBF”) as a discontinued operation. HBF was sold in the first quarter of 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the world’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.

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

Business Trends and Strategy

We experienced declining sales from 2008 through the second quarter of 2009, which then stabilized and remained relatively flat from the second quarter through the fourth quarter of 2009. We believe sales continue to be depressed primarily due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.

In order to offset the impact of these economic conditions, we took several significant steps and continue to take actions to reduce costs and preserve cash. In 2009, we experienced benefits from these measures including increased gross profit as a percentage of sales, decreased selling, general, and administrative expenses, and reduced debt.

The more significant actions taken by us in 2008 included closing three domestic manufacturing facilities, reducing our domestic workforce by approximately 1,400 employees and consolidating our administrative and support functions. Through this prolonged economic downturn, we continue to focus on reducing our costs and preserving cash. In 2009, we continued these types of initiatives including consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, reducing our workforce, managing product inventory levels better to reflect consumer demand, transforming our transportation methods to be more cost effective, exiting unprofitable retail locations, limiting our credit exposure to weak retail partners, and discontinuing unprofitable licensing arrangements. As a result of these initiatives to counteract this environment, the following charges and costs are included in our results of operations:

•	We incurred costs of $11.3 million in 2009, reduced from $21.4 million in 2008, related to downtime in our factories.

•	We incurred expense of $16.0 million in 2009, reduced from $39.9 million in 2008, which related primarily to occupancy costs, lease termination costs, and lease liabilities of retail stores that we ultimately closed.

•	We incurred charges of $3.6 million in 2009, reduced from $35.2 million in 2008, related to accounts receivable.

•	We incurred charges of $33.0 million in 2009 and $39.8 million in 2008 to reduce the carrying value of inventory to market value, which was primarily driven by our efforts to accelerate the sale of slow-moving inventory.

•	We incurred charges of $9.1 million in 2009 and $13.1 million in 2008 related to severance actions, which in 2009 related to reductions of approximately 900 employees. These reductions related to direct labor employees and indirect support employees in our manufacturing facilities and employees in our administrative offices.

•	We incurred costs and charges of $3.2 million in 2009, reduced from $16.6 million in 2008, associated with facility closures and related impairment charges on idle facilities.

We also incurred charges of $39.1 million in 2009 and $202.0 million in 2008 related to impairment of our intangible assets. The 2009 charge was primarily driven by increases in the discount rate used to value our trade names. In 2009, we recorded adjustments to correct immaterial errors from prior periods that increased selling, general and administrative expenses by $11.8 million. For additional information regarding these adjustments, refer to Note 22 “Correction of Immaterial Errors” in Part II, Item 8 of this Form 10-K. In 2008, we recorded a valuation allowance on our deferred tax assets of $156.6 million, of which $118.0 million was charged to income tax expense. In 2009, we recorded income tax benefit of $67.8 million, $58.4 million of which resulted from our ability to carry back 2009 losses for a period of five years under the provisions of the Worker, Home Ownership and Business Assistance Act of 2009 which was signed into law on November 6, 2009.

These charges, costs, and benefits contributed to our net loss from continuing operations of $108.7 million in 2009 and $415.8 million in 2008.

In addition to the cost savings measures discussed above, we continue to focus on leveraging the power of our brands through innovative sales and marketing initiatives to increase our market share and to offset the impact of the economic downturn. These initiatives include:

•	Increasing our online presence to help drive more consumer interest in our products and create more demand for our retail partners.

•	Offering products that are differentiated from our competition through pre-launch testing that helps predict end-market acceptance.

•	Conducting consumer segmentation analysis to assist retailers in allocating marketing resources.

•	Growing a global supply chain that minimizes dealer inventory requirements.

•	Improving product development and managing product inventory levels better to reflect consumer demand.

While we believe that these sales and marketing initiatives will positively impact our sales and particularly benefit our sales performance when economic conditions improve, we remain cautious about future sales as we cannot predict how long the economy and consumer retail environment will remain weak.

Results of Operations

As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for continuing operations for 2009, 2008, and 2007:

	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
		Net		Net		Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales
	(Dollars in millions)

Net sales	$1,224.4	100.0%	$1,743.2	100.0%	$2,082.1	100.0%
Cost of sales	994.4	81.2	1,428.7	82.0	1,666.0	80.0

Gross Profit	230.0	18.8	314.5	18.0	416.1	20.0
Selling, general, and administrative expenses	363.6	29.7	524.4	30.1	462.3	22.2
Impairment of goodwill	—	—	166.7	9.6	—	—
Impairment of trade names	39.1	3.2	35.3	2.0	7.1	0.4

Loss from operations	(172.7)	(14.1)	(411.9)	(23.6)	(53.3)	(2.6)
Interest expense	5.3	0.4	12.5	0.7	37.4	1.8
Other income, net	1.5	0.1	5.4	0.3	10.2	0.5

Loss from continuing operations before income tax benefit	(176.5)	(14.4)	(419.0)	(24.0)	(80.5)	(3.9)
Income tax benefit	(67.8)	(5.5)	(3.2)	(0.2)	(29.3)	(1.4)

Net loss from continuing operations	$(108.7)	(8.9)%	$(415.8)	(23.8)%	$(51.2)	(2.5)%

Net loss per common share — diluted:
Net loss from continuing operations	$(2.25)		$(8.53)		$(1.06)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales for 2009 were $1,224.4 million compared to $1,743.2 million in 2008, a decrease of $518.8 million, or 29.8%. The decrease in net sales was primarily the result of weak retail conditions and decisions to abandon unprofitable products, customers, and programs, resulting in lower sales volume, and was also driven by higher price discounts reflecting our efforts to accelerate the sale of slow-moving inventory at year end.

Gross profit for 2009 was $230.0 million compared to $314.5 million in 2008. The decline in gross profit is primarily due to the lower sales volume and also attributable to increased price discounts proportionate to sales, partially offset by reductions in product write downs. While gross profit decreased, gross margin improved from 18.0% in 2008 to 18.8% in 2009 primarily due to lower product write downs in 2009 as compared to 2008.

Selling, general, and administrative expenses decreased to $363.6 million in 2009 from $524.4 million in 2008. As a percentage of net sales, selling, general, and administrative expenses decreased to 29.7% in

2009 from 30.1% in 2008. The decrease in selling, general, and administrative expenses was primarily due to lower compensation and incentive plan costs, bad debt expenses, advertising expenses, and professional fees.

Impairment of intangible assets decreased to $39.1 million from $202.0 million in 2008. In 2009, we tested our trade names for impairment and recorded an impairment charge of $39.1 million, driven primarily by an increase in the discount rate used in our valuation. In 2008, we recorded a charge of $166.7 million to write off all goodwill and a charge of $35.3 million for the partial write down of certain trade names.

Interest expense for 2009 totaled $5.3 million compared to $12.5 million in 2008. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.

Other income, net consists of the following (in millions):

	Year Ended December 31,
	2009	2008

Interest income	$1.9	$2.8
Other	(0.4)	2.6

	$1.5	$5.4

Interest income includes interest received on short-term investments, notes receivable, and past due accounts receivable.

Income tax benefit for 2009 totaled $67.8 million, which equates to an effective tax rate of 38.4%. Income tax benefit for 2008 totaled $3.2 million, which equates to an effective tax rate of 0.8%. The effective tax rate was lower in 2008 due to a valuation allowance recorded on deferred tax assets in 2008 which increased income tax expense by $118.0 million and certain goodwill impairment charges of $77.3 million in 2008 that were not tax affected. Our 2009 federal net operating losses resulted in an income tax refund receivable, and corresponding income tax benefit, due to our ability to carry back the losses for a period of five years under the provisions of the Worker, Home Ownership and Business Assistance Act of 2009, which was signed into law on November 6, 2009. Prior to this legislation, the carry back was limited to a period of two years.

Loss from continuing operations per common share on a diluted basis was $2.25 in 2009 and $8.53 in 2008. Weighted average shares outstanding used in the calculation of loss per common share on a diluted basis were 48.3 million in 2009 and 48.7 million in 2008.

Net earnings from discontinued operations, including the gain on the sale of Hickory Business Furniture of $28.9 million, were $29.9 million in 2008.

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

Impairment of intangible assets increased to $202.0 million in 2008 from $7.1 million in 2007. In 2008, the company recorded a charge of $166.7 million to write off all goodwill and a charge of $35.3 million for the partial write down of certain trade names. The charges reflected the reduction in valuation calculations that incorporated a dramatic deterioration of near-term economic forecast data. In 2007, we recorded a charge of $7.1 million for the partial write down of certain trade names.

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

Income tax benefit for 2008 totaled $3.2 million, which equates to an effective tax rate of 0.8%. Income tax benefit for 2007 totaled $29.3 million, which equates to an effective tax rate of 36.4%. The decrease in the effective tax rate for 2008 resulted from a valuation allowance recorded on deferred tax assets which increased income tax expense by $118.0 million and certain goodwill impairment charges of $77.3 million that are not tax effected.

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

Retail Results of Operations

Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-K, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores, with dollar amounts presented in millions:

	Thomasville Stores(a)		All Other Retail Stores(b)
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
	(Dollars in millions)

Net sales	$84.9	$61.3	$43.0	$73.8
Cost of sales	49.8	38.6	28.2	46.9

Gross profit	35.1	22.7	14.8	26.9
SG&A expenses — open stores	56.5	36.9	27.8	40.4

Operating loss — open stores(d)	$(21.4)	$(14.2)	$(13.0)	$(13.5)
SG&A expenses — closed stores	—	—	16.0	39.9

Operating loss(d)	$(21.4)	$(14.2)	$(29.0)	$(53.4)

Number of open stores at end of period	49	44	15	16
Number of closed locations at end of period			31	26
Same-store-sales(c):
Annual percentage	(20.3)%	(4.5)%	(e)	(e)
Number of stores	25	12

a)	This supplemental data includes company-owned Thomasville retail store locations that were open at the end of 2009 and 2008.

b)	This supplemental data includes all company-owned retail stores other than open Thomasville stores (“all other retail stores”). This data also includes costs of $16.0 million in 2009 and $39.9 million in 2008 associated with closed retail locations which includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities.

c)	The same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

d)	Operating loss does not include our wholesale profit on the above retail net sales.

e)	Same-store-sales information is not meaningful and is not presented for all other retail stores because 1) results include retail store locations of multiple brands, including eleven Drexel, two Lane, one Henredon, and one Broyhill at December 31, 2009; and 2) it is not our long-term strategic initiative to grow non-Thomasville company-owned retail store locations.

Sales increased for open company-owned Thomasville retail store locations for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to the operation of 37 company-owned stores assumed from independent dealers since January 1, 2008. Seven of these stores were opened in the fourth quarter of 2008 and five of these stores were opened in 2009 which are excluded from the same-store-sales calculation because they had not been in operation for at least 15 months as of December 31, 2009. In addition to the above company-owned stores, there were 76 and 95 Thomasville dealer-owned stores at December 31, 2009 and 2008, respectively.

Financial Condition and Liquidity

Liquidity

Cash and cash equivalents at December 31, 2009 totaled $83.9 million, compared to $106.6 million at December 31, 2008. Net cash provided by operating activities totaled $77.6 million in 2009 compared with $41.4 million in 2008. Lower net losses from operations, excluding non-cash charges in both periods, contributed increased cash flow from operations in 2009 as compared to 2008, partially offset by lower cash generated from working capital and payments of long-term incentive compensation in the first quarter of 2009. Net cash used by investing activities for 2009 totaled $5.3 million compared with net cash provided by investing activities of $43.1 million in 2008. The decrease in cash provided by investing activities is primarily the result of a reduction of proceeds from the sale of business in 2009 as compared to 2008, partially offset by fewer acquisitions of stores requiring cash payments and fewer additions to property, plant and equipment in 2009 as compared to 2008. Net cash used in financing activities totaled $95.0 million in 2009 compared with $96.7 million in 2008. Net cash used by financing activities in 2009 consisted of payment of long-term debt. Net cash used by financing activities in 2008 consisted primarily of payment of long-term debt ($110.8 million, $20.0 million of which was paid from a restricted cash account) and cash dividends ($5.8 million).

Working capital was $326.9 million at December 31, 2009, compared to $458.4 million at December 31, 2008. The current ratio was 2.8-to-1 at December 31, 2009, compared to 3.0-to-1 at December 31, 2008. The decrease in working capital primarily resulted from reductions in inventory, accounts receivable, and cash and cash equivalents, partially offset by an increase in income tax refund receivable and decreases in accrued employee compensation and current maturities of long-term debt. As described in the next section on “Financing Arrangements,” our borrowings under our asset-based loan (“ABL”) are limited by the amount of our eligible accounts receivable and inventory. Therefore, as our accounts receivable and inventory decrease in total, the amount we can borrow under our asset-based loan decreases, to a lesser extent, based on collateral borrowing calculations. In 2009, $95.0 million of cash was used in the payment of long-term debt, the payment of which was driven primarily by the decrease in our accounts receivable and inventory from 2008 to 2009.

The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, pension funding requirements, and in 2010, receipt of federal income tax refunds.

At December 31, 2009, we had $83.9 million of cash and cash equivalents, $95.0 million of debt outstanding, and excess availability to borrow up to an additional $16.9 million subject to certain provisions, including those provisions described in Financing Arrangements below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which would have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2010, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.

In light of deterioration of the global economy and uncertainty about the extent or continuation of these conditions in the foreseeable future, we are focused on effective cash management, reducing costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we review all capital projects and are committed to execute only on those projects that are either necessary for business operations or have an attractive expected rate of return. Also, we will acquire stores only if we are required as the prime tenant or guarantor on the lease or if we expect a more than adequate return on our investment. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.

At December 31, 2009, income tax refund receivable was $58.9 million and the majority of the refund is expected to be received during the first half of 2010, subject to income tax return filing. The refund primarily stems from the Worker, Home Ownership and Business Assistance Act of 2009, which was signed into law on November 6, 2009 and allows the carry back of 2009 net operating losses for a period of 5 years, with certain limitations. Prior to this legislation, the carry back was limited to a period of two years.

Financing Arrangements

As of December 31, 2009 and 2008, long-term debt consisted of the following (in millions):

	December 31,	December 31,
	2009	2008

Asset-based loan	$95.0	$190.0
Less: current maturities	17.0	30.0

Long-term debt	$78.0	$160.0

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.

The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of December 31, 2009, there were $95.0 million of cash borrowings and $17.3 million in letters of credit outstanding.

The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75.0 million of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62.5 million of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of December 31, 2009, excess availability was $79.4 million. Therefore, we have $4.4 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $16.9 million of availability before we would be subject to the fixed charge coverage ratio.

We manage our excess availability to remain above the $75.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2010. In addition to our borrowing capacity described above, we had $83.9 million of cash and cash equivalents at December 31, 2009.

The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.

Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of December 31, 2009 and will fluctuate with excess availability. As of December 31, 2009, loans outstanding under the ABL consisted of $80.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 1.83% and $15.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of December 31, 2009 was 2.05%.

Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50.0 million for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained a waiver (the “waiver”) to this required representation (the “representation”) until the later of February 28, 2010 or such date, not to exceed January 1, 2011, that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.

At December 31, 2009, the underfunded status of our qualified pension plan was $115.5 million, which exceeds the $50.0 million threshold by $65.5 million. We considered the underfunded status of our qualified pension plan in determining that it remained appropriate to classify $78.0 million of amounts outstanding under the ABL as long-term debt at December 31, 2009. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period of one year from the balance sheet date. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2011, we expect to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2010. The classification of our outstanding debt would then likely remain current until the pension underfunded status is reduced to an amount less than $50.0 million, the waiver is extended to a period greater than one year from the balance sheet date, the terms of the ABL are modified to remove the representation requirement, or the outstanding debt is repaid.

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

Funded Status of Qualified Defined Benefit Pension Plan

The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $115.5 million at December 31, 2009. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum required pension contributions for 2010 are not significant. However, if the relief provided by the federal government is no longer applicable to our qualified pension plan, or if there is downward pressure on the asset values of the plan, or if the assets fail to recover in value, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.

While our required contribution to the plan in 2010 is only approximately $3 million, we may voluntarily choose to make additional contributions. The contributions may be in the form of cash, company common stock or a combination of both. Any contributions using company common stock would require the approval of the company’s Board of Directors. Any contributions using company common stock would be of a size so as to not result in the trust funds holding 5% or more of the company’s outstanding common stock at the time of contribution.

In addition, the funded status of our pension plan also impacts our compliance with the terms of our ABL. For additional information on this, see “Financial Condition and Liquidity — Financing Arrangements” above.

Contractual Obligations and Other Commitments

The following table summarizes the payments related to our outstanding contractual obligations as of December 31, 2009:

	Less			More
	Than 1	1-3	4-5	Than 5
	Year	Years	Years	Years	Total

Long-term debt obligations:
Asset-based loan	$17.0	$78.0	$—	$—	$95.0
Interest expense(1)	1.6	2.6	—	—	4.2
Operating lease obligations (net of subleases)	51.3	81.6	54.1	39.6	226.6
Purchase obligations(2)	—	—	—	—	—

	$69.9	$162.2	$54.1	$39.6	$325.8

(1)	Interest payments calculated at rates in effect at December 31, 2009.

(2)	We are not a party to any long-term supply contracts. We do, in the normal course of business, initiate purchase orders for the procurement of finished goods, raw materials, and other services. All purchase orders are based upon current requirements and are fulfilled within a short period of time.

Not included in the table above are obligations under our defined benefit plans of $136.5 million, obligations for uncertain tax positions of $8.3 million, and accrued workers’ compensation of $11.5 million as the timing of payments cannot be reasonably estimated.

Off-Balance Sheet Arrangements

We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease. As of December 31, 2009, the total future payments under lease guarantees were $16.3 million, which are not included in the Contractual Obligations table above, and total minimum payments under subleases were $22.8 million. We considered certain of these independent parties with lease guarantees to be at risk of default and we recorded a lease termination liability of $0.6 million to cover estimated losses on these guaranteed leases.

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

The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of our subsidiaries’ operations periodically include a 53-week fiscal year. Fiscal years 2009 and 2007 were 52-week years and fiscal year 2008 was a 53-week year for our subsidiaries.

Our significant accounting policies are set forth below and in the notes to the consolidated financial statements.

Revenue Recognition

Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) delivery has occurred; and (4) collectability is reasonably assured. These criteria are satisfied and revenue recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical results.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based upon the review of specific customer account balances, historical experience, market conditions, customer credit and financial evaluation, and an aging of the accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand, and market conditions.

Intangible Assets

Our trade names are tested for impairment annually in the fourth fiscal quarter. Trade names, and long-lived assets, are also tested for impairment whenever events or changes in circumstances indicate that the asset may be impaired. Each quarter, we assess whether events or changes in circumstances indicate a potential impairment of these assets considering many factors, including significant changes in market capitalization, cash flow or projected cash flow, the condition of assets, and the manner in which assets are used.

Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of trade names is calculated using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value.

In the fourth quarter of 2009, we tested our trade names for impairment and recorded an impairment charge of $39.1 million, resulting in the carrying value of each of our trade names being reduced, and thus equal, to the estimated fair value. The decrease in the fair value of these trade names was primarily caused by an increase in the discount rate applied to the assumed cash flows. Any future decrease in the fair value of these trade names would result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.

We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions. A one percent decrease in assumed royalty rates would have resulted in additional impairment of $0.8 million.

Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Estimated net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales. A one percent decrease in the assumed net sales streams would have resulted in additional impairment of $0.7 million.

The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy. A one percent increase in the assumed discount rate would have resulted in additional impairment of $1.0 million.

Lease Termination Costs

We maintain a liability for costs associated with operating leases for closed retail locations. The liability is determined based upon the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted as necessary to reflect changes in estimated sublease rentals.

Retirement Plans

Defined benefit plan expense and obligation calculations are dependent on various assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets, and rate of compensation increases.

The discount rate is selected based on yields of high quality bonds with cash flows matching the timing and amount of expected future benefit payments. The plans’ projected cash flow is matched to a yield curve comprised of over 500 bonds rated Aa by Moody’s as of the measurement date. The expected long-term rate of return on plan assets assumption was developed through analysis of historical market returns and trust fund returns by asset class, current market conditions, and anticipated future long-term performance by asset class. While consideration is given to recent asset performance, this assumption represents a long-term, prospective return. The long-term rate of compensation increase is applicable for a period of one year, as transition benefits will cease to accumulate after 2010.

We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and future expense. For example, a five percent change in the discount rate would result in a $16.0 million change in the pension obligation and a five percent change in the expected return on plan assets would result in a $1.1 million change in pension expense.

Recently Issued Statements of Financial Accounting Standards

In September 2006, the FASB issued a new standard for fair value measurements which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The standard does not introduce new requirements mandating the use of fair value. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for this standard was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of the standard that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of the standard on January 1, 2009 did not have a material effect on our financial position or results of operations.

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

In December 2008, the FASB issued a new standard on employers’ disclosures about postretirement benefit plan assets. This standard enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. This standard is effective for fiscal years ending after December 15, 2009 and the disclosures about plan assets required by this standard are incorporated in Note 10 “Employee Benefits” in Part II, Item 8 of this Form 10-K. The adoption of this standard did not affect our financial position or results of operations.

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

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.1 million annually. We have no derivative financial instruments at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

FURNITURE BRANDS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furniture Brands International, Inc.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

St. Louis, Missouri
March 2, 2010

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$83,872	$106,580
Receivables, less allowances of $26,225 ($34,372 at December 31, 2008)	125,513	178,590
Income tax refund receivable	58,976	38,090
Inventories	226,078	350,026
Prepaid expenses and other current assets	9,274	12,592

Total current assets	503,713	685,878

Property, plant, and equipment, net	134,352	150,864
Trade names	87,608	127,300
Other assets	32,342	35,476

Total assets	$758,105	$999,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,000	$30,000
Accounts payable	83,813	85,206
Accrued employee compensation	21,036	49,082
Other accrued expenses	54,912	63,214

Total current liabilities	176,761	227,502
Long-term debt	78,000	160,000
Deferred income taxes	25,737	27,917
Pension liability	135,557	137,199
Other long-term liabilities	79,259	80,406
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 56,482,541 shares issued at December 31, 2009 and December 31, 2008	56,483	56,483
Paid-in capital	224,133	224,419
Retained earnings	267,829	376,515
Accumulated other comprehensive loss	(111,471)	(116,988)
Treasury stock at cost 7,797,319 shares at December 31, 2009 and 7,704,764 shares at December 31, 2008	(174,183)	(173,935)

Total shareholders’ equity	262,791	366,494

Total liabilities and shareholders’ equity	$758,105	$999,518

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands except per share data)

Net sales	$1,224,370	$1,743,176	$2,082,056
Cost of sales	994,370	1,428,641	1,665,961

Gross profit	230,000	314,535	416,095
Selling, general, and administrative expenses	363,636	524,457	462,334
Impairment of goodwill	—	166,680	—
Impairment of trade names	39,050	35,271	7,100

Operating loss	(172,686)	(411,873)	(53,339)
Interest expense	5,342	12,510	37,388
Other income, net	1,549	5,425	10,249

Loss from continuing operations before income tax benefit	(176,479)	(418,958)	(80,478)
Income tax benefit	(67,793)	(3,157)	(29,261)

Net loss from continuing operations	(108,686)	(415,801)	(51,217)
Net earnings from discontinued operations	—	29,920	5,568

Net loss	$(108,686)	$(385,881)	$(45,649)

Net earnings (loss) per common share — basic and diluted:
Net loss from continuing operations	$(2.25)	$(8.53)	$(1.06)
Net earnings from discontinued operations	—	0.61	0.12

Net loss	$(2.25)	$(7.92)	$(0.94)

Weighted average shares of common stock outstanding:
Basic	48,302	48,739	48,446
Diluted	48,302	48,739	48,446

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(108,686)	$(385,881)	$(45,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,738	25,307	31,473
Compensation expense (credit) related to stock option grants and restricted stock awards	(524)	4,310	3,251
Provision (benefit) for deferred income taxes	(8,034)	41,799	(20,080)
Gain on sale of discontinued operations	—	(48,109)	—
Impairment of intangible assets	39,050	201,951	7,100
Other, net	3,545	16,360	6,713
Changes in operating assets and liabilities:
Accounts receivable	50,764	110,073	63,627
Income tax refund receivable	(20,886)	(31,041)	(7,049)
Inventories	126,944	66,548	100,019
Prepaid expenses and other assets	5,164	4,741	9,708
Accounts payable and other accrued expenses	(32,769)	24,295	(12,482)
Other long-term liabilities	2,293	11,029	16,258

Net cash provided by operating activities	77,599	41,382	152,889

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	—	(14,659)	(4,241)
Proceeds from the sale of business, net of cash sold	—	73,359	—
Proceeds from the disposal of assets	4,480	3,363	23,161
Additions to property, plant, and equipment	(9,777)	(18,977)	(14,374)

Net cash provided (used) by investing activities	(5,297)	43,086	4,546

Cash flows from financing activities:
Payments for debt issuance costs	—	—	(3,424)
Additions to long-term debt	—	—	325,401
Payments of long-term debt	(95,000)	(110,800)	(336,201)
Funding of restricted cash account	—	—	(20,000)
Restricted cash used for the payment of long-term debt	—	20,000	—
Payments of cash dividends	—	(5,844)	(31,012)
Other	(10)	(8)	—

Net cash used in financing activities	(95,010)	(96,652)	(65,236)

Net increase (decrease) in cash and cash equivalents	(22,708)	(12,184)	92,199
Cash and cash equivalents at beginning of year	106,580	118,764	26,565

Cash and cash equivalents at end of year	$83,872	$106,580	$118,764

Supplemental Disclosure:
Cash payments (refunds) for income taxes, net	$(36,731)	$2,039	$1,776
Cash payments for interest expense	$5,234	$13,372	$34,689

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Common Stock:
Beginning balance	$56,483	$56,483	$56,483
Stock plans activity	—	—	—

Ending balance	$56,483	$56,483	$56,483

Paid-In Capital:
Beginning balance	$224,419	$226,773	$227,520
Stock plans activity	(286)	(2,354)	(747)

Ending balance	$224,133	$224,419	$226,773

Retained Earnings:
Beginning balance	$376,515	$768,731	$843,811
Net loss	(108,686)	(385,881)	(45,649)
Adjustment to adopt FIN 48	—	—	1,581
Adjustment to adopt EITF 06-4	—	(491)	—
Cash dividends (per share 2008-$0.12, 2007-$0.64)	—	(5,844)	(31,012)

Ending balance	$267,829	$376,515	$768,731

Accumulated Other Comprehensive Income (Loss):
Beginning balance	$(116,988)	$(26,965)	$(33,188)
Other comprehensive income (loss)	5,517	(90,023)	6,223

Ending balance	$(111,471)	$(116,988)	$(26,965)

Treasury Stock:
Beginning balance	$(173,935)	$(180,256)	$(183,911)
Stock plans activity	(248)	6,321	3,655

Ending balance	$(174,183)	$(173,935)	$(180,256)

Total Shareholders’ Equity	$262,791	$366,494	$844,766

Comprehensive Loss:
Net loss	$(108,686)	$(385,881)	$(45,649)
Other comprehensive income (loss), net of tax:
Pension liability	4,330	(85,632)	2,784
Foreign currency translation	1,187	(4,391)	3,439

Other Comprehensive Income (Loss)	$5,517	$(90,023)	$6,223

Total Comprehensive Loss	$(103,169)	$(475,904)	$(39,426)

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1.	THE COMPANY

Furniture Brands International, Inc. is one of the world’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.

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

The accompanying consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates, judgments, and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of our subsidiaries’ operations periodically include a 53-week fiscal year. Fiscal years 2009 and 2007 were 52-week years and fiscal year 2008 was a 53-week year for our subsidiaries.

Our significant accounting policies are set forth below and in the following notes to the consolidated financial statements.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. These investments include money market accounts, short-term commercial paper, and United States Treasury Bills.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based upon the review of

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific customer account balances, historical experience, market conditions, customer credit and financial evaluation, and an aging of the accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, future demand, and market conditions.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost when acquired. Depreciation is calculated using the straight-line method based on the estimated useful lives of the respective assets, which generally range from 3 to 45 years for buildings and improvements and from 3 to 12 years for machinery and equipment. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying value.

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

Revenue Recognition

Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) delivery has occurred; and (4) collectability is reasonably assured. These criteria are satisfied and revenue recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical experience.

Advertising Costs

Advertising production costs are expensed when advertisements are first aired or distributed. Total advertising costs were $37,642 for 2009, $57,602 for 2008, and $70,308 for 2007.

Reclassifications

In the first quarter of 2008, we sold Hickory Business Furniture, a wholly owned subsidiary that designs and manufactures business furniture. As a result, this business unit has been reflected as a discontinued operation in all periods presented, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section (“ASC”) 205-20 Discontinued Operations. Certain amounts in the consolidated financial statements have been reclassified to conform to this presentation. These reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

During the year ended December 31, 2009, we assumed the leases on five stores that were previously operated by independent dealers.

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

The Consolidated Statements of Operations include the results of operations of the acquired stores from the date of their acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations.

4.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

We have been executing plans to reduce and consolidate our domestic manufacturing capacity. Restructuring activity included the closing of two manufacturing facilities and seven retail stores in 2009, the closing of three manufacturing facilities and nine retail stores in 2008, and the closing of five manufacturing facilities and 18 retail stores in 2007. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $9,675 at December 31, 2009 and $10,017 at December 31, 2008.

In addition, in 2009 and 2008 we have been executing plans to reduce our workforce and to centralize certain functions, including accounting, human resources, and supply chain management, to a shared services function in St. Louis.

Restructuring and asset impairment charges were as follows:

	Year Ended December 31,
	2009	2008	2007

Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$250	$586	$681
Termination benefits	9,119	13,132	8,475
Closed store occupancy and lease costs	16,008	37,053	7,217
Loss (gain) on the sale of assets	337	(724)	(1,673)

	25,714	50,047	14,700
Impairment charges	2,608	18,317	13,175

	$28,322	$68,364	$27,875

Statement of Operations classification:
Cost of sales	$8,215	$7,007	$5,784
Selling, general, and administrative expenses	20,107	61,357	22,091

	$28,322	$68,364	$27,875

Asset impairment charges were recorded to reduce the carrying value of all idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets.

Closed store occupancy and lease costs include occupancy costs associated with closed retail locations, early contract termination settlements for retail leases during the year, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals.

Activity in the accrual for closed store lease liabilities was as follows:

	Year Ended December 31,
	2009	2008

Accrual for closed store lease liabilities at beginning of period:	$27,918	$7,217
Charges to expense	7,537	23,158
Less cash payments	8,810	2,457

Accrual for closed store lease liabilities at end of period	$26,645	$27,918

At December 31, 2009, $6,951 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.

Activity in the accrual for termination benefits was as follows:

	Year Ended December 31,
	2009	2008

Accrual for termination benefits at beginning of period	$10,012	$—
Charges to expense	9,119	13,132
Less cash payments	14,993	3,120

Accrual for termination benefits at end of period	$4,138	$10,012

The accrual for termination benefits at December 31, 2009 is classified as accrued employee compensation.

5.	INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2009	2008

Finished products	$142,982	$238,908
Work-in-process	15,320	21,405
Raw materials	67,776	89,713

	$226,078	$350,026

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY, PLANT, AND EQUIPMENT

Major classes of property, plant, and equipment consist of the following:

	December 31,	December 31,
	2009	2008

Land	$15,318	$16,027
Buildings and improvements	186,884	198,836
Machinery and equipment	251,046	270,597

	453,248	485,460
Less accumulated depreciation	318,896	334,596

	$134,352	$150,864

Depreciation expense was $20,738, $25,307, and $31,473 for the years ended December 31, 2009, 2008, and 2007, respectively.

7.	TRADE NAMES

Trade name activity is as follows:

	December 31,	December 31,
	2009	2008

Beginning balance	$127,300	$162,571
Impairment	(39,050)	(35,271)
Income tax benefit of deductible goodwill	(642)	—

Ending balance	$87,608	$127,300

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

Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of trade names is calculated using a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value.

In the fourth quarter of 2009, we tested our trade names for impairment and recorded an impairment charge of $39,050, resulting in the carrying value of each of our trade names being reduced, and thus equal, to the estimated fair value. The decrease in the fair value of these trade names was primarily caused by an increase in the discount rate applied to the assumed cash flows. Any future decrease in the fair value of these trade names would result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2008 and 2007, we tested our trade names for impairment and recorded impairment charges of $35,271 and $7,100, respectively.

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008

Asset-based loan	$95,000	$190,000
Less: current maturities	17,000	30,000

Long-term debt	$78,000	$160,000

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450,000. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.

The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of December 31, 2009, there were $95,000 of cash borrowings and $17,342 in letters of credit outstanding.

The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75,000 of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62,500 of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of December 31, 2009, excess availability was $79,424. Therefore, we have $4,424 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $16,924 of availability before we would be subject to the fixed charge coverage ratio.

We manage our excess availability to remain above the $75,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2010. In addition to our borrowing capacity described above, we had $83,872 of cash and cash equivalents at December 31, 2009.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.

Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of December 31, 2009 and will fluctuate with excess availability. As of December 31, 2009, loans outstanding under the ABL consisted of $80,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 1.83% and $15,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of December 31, 2009 was 2.05%.

Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50,000 for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained a waiver (the “waiver”) to this required representation (the “representation”) until the later of February 28, 2010 or such date, not to exceed January 1, 2011, that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.

At December 31, 2009 the underfunded status of our qualified pension plan was $115,488, which exceeds the $50,000 threshold by $65,488. We considered the underfunded status of our qualified pension plan in determining that it remained appropriate to classify $78,000 of amounts outstanding under the ABL as long-term debt at December 31, 2009. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period of one year from the balance sheet date. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2011, we expect to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2010. The classification of our outstanding debt would then likely remain current until the pension underfunded status is reduced to an amount less than $50,000, the waiver is extended to a period greater than one year from the balance sheet date, the terms of the ABL are modified to remove the representation requirement, or the outstanding debt is repaid.

9.	LIQUIDITY

The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, pension funding requirements, and in 2010, receipt of federal income tax refunds.

At December 31, 2009, we had $83,872 of cash and cash equivalents, $95,000 of debt outstanding, and excess availability to borrow up to an additional $16,924 subject to certain provisions, including those provisions described in Note 8. Long-Term Debt. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2010, further deterioration in the economy and our results could cause us to not be in

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.

In light of deterioration of the global economy and uncertainty about the extent or continuation of these conditions in the foreseeable future, we are focused on effective cash management, reducing costs, and preserving cash related to capital expenditures and acquisition of stores. For example, we review all capital projects and are committed to execute only on those projects that are either necessary for business operations or have an attractive expected rate of return. Also, we will acquire stores only if we are required as the prime tenant or guarantor on the lease or if we expect a more than adequate return on our investment. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.

At December 31, 2009, income tax refund receivable was $58,976 and the majority of the refund is expected to be received during the first half of 2010, subject to income tax return filing. The refund primarily stems from the Worker, Home Ownership and Business Assistance Act of 2009, which was signed into law on November 6, 2009 and allows the carry back of 2009 net operating losses for a period of 5 years, with certain limitations. Prior to this legislation, the carry back was limited to a period of two years.

10.	EMPLOYEE BENEFITS

We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Year Ended December 31,
	2009	2008	2007

Defined benefit plans	$7,038	$3,906	$8,065
Defined contribution plan (401k plan) — company match	7,269	9,245	10,348
Other	604	425	1,019

	$14,911	$13,576	$19,432

Company-Sponsored Defined Benefit Plans

Through 2005, employees were covered primarily by noncontributory plans, funded by company contributions to trust funds held for the sole benefit of employees. We amended the defined benefit plans, freezing and ceasing future benefits as of December 31, 2005. Certain transitional benefits will continue to accrue until December 31, 2010 for participants who had attained age 50 and had completed 10 years of service as of December 31, 2005. We currently provide retirement benefits to our employees through a defined contribution plan.

At December 31, 2009, the projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $136,522, a decrease in the unfunded obligation of $759 from December 31, 2008. No contributions were made to the trust funds in 2008 or 2009. Our required contribution in 2010 is approximately $3 million. We may voluntarily choose to make additional contributions to the trust funds during 2010. The contributions may be in the form of cash, company common stock or a combination of both. Any contributions using company common stock would require the approval of the company’s Board

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Directors. Any contributions using company common stock would be of a size so as to not result in the trust funds holding 5% or more of the company’s outstanding common stock at the time of contribution.

Due to the widespread nature of disruption in financial markets, in December 2008, the federal government passed legislation that provides for temporary relief from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum required pension contributions for 2010 are not significant. Nevertheless, if the relief provided by the federal government is no longer applicable to our qualified pension plan, or if there is downward pressure on the asset values of the plan, or if the assets fail to recover in value, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.

The table below summarizes the funded status of our sponsored defined benefit plans;

	December 31, 2009		December 31, 2008
	Qualified	Non-Qualified	Qualified	Non-Qualified
	Plan	Plan	Plan	Plan

Projected benefit obligation:
Beginning of year	$400,291	$21,366	$403,994	$26,810
Service cost	2,306	2	3,196	344
Interest cost	24,681	1,258	24,318	1,422
Actuarial (gain) loss	17,029	548	(9,297)	(4,806)
Benefits paid	(23,402)	(2,140)	(21,954)	(1,679)
Curtailments	107	—	34	(725)

End of year	$421,013	$21,034	$400,291	$21,366

Fair value of plan assets:
Beginning of year	$284,376	$—	$380,743	$—
Actual return on plan assets	44,551	—	(74,413)	—
Employer contributions	—	2,140	—	1,679
Benefits paid	(23,402)	(2,140)	(21,954)	(1,679)

End of year	$305,525	$—	$284,376	$—

Accrued pension cost	$115,488	$21,034	$115,915	$21,366

Accumulated benefit obligation	$420,732	$21,034	$399,372	$21,366

Net periodic pension expense for 2009, 2008, and 2007 included the following components:

	Year Ended December 31,
	2009	2008	2007

Service cost-benefits earned during the period	$2,308	$3,539	$4,498
Interest cost on the projected benefit obligation	25,939	25,740	25,228
Expected return on plan assets	(26,139)	(27,610)	(26,265)
Net amortization and deferral	4,821	2,685	4,604
Curtailment (gain)/loss	109	(448)	—

Net periodic pension expense	$7,038	$3,906	$8,065

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Changes in plan assets and benefit obligations recognized in other comprehensive loss for 2009, 2008, and 2007 included the following components:

	Year Ended December 31,
	2009	2008	2007

Actuarial loss	$493	$89,413	$149
Recognition of actuarial loss	(4,794)	(2,631)	(4,532)
Recognition of prior service cost	(29)	(296)	(73)

Total recognized in other comprehensive loss	$(4,330)	$86,486	$(4,456)

Other comprehensive loss consists of the following components related to defined benefit plans at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Net actuarial loss	$131,882	$136,183
Prior service cost	94	123
Tax benefits	(19,536)	(19,536)

	$112,440	$116,770

The estimated amounts that will be amortized from other comprehensive loss into net periodic benefit cost in 2010 are:

Actuarial loss	$7,453
Prior service cost	26

Total estimated amortization into net periodic benefit cost in 2010	$7,479

Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2009	2008	2007

Assumptions used to determine net pension expense for the year ended December 31:
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Average discount rate	6.25%	6.25%	6.00%
Long-term rate of compensation increase	1.50%	3.50%	3.50%
Assumptions used to determine benefit obligation as of December 31:
Average discount rate	6.00%	6.25%	6.25%
Long-term rate of compensation increase	1.50%	1.50%	3.50%

The expected long-term rate of return on plan assets assumption was developed through analysis of historical market returns and trust fund returns by asset class, current market conditions, and anticipated future long-term performance by asset class. While consideration is given to recent asset performance, this assumption represents a long-term, prospective return. The average discount rate is selected based on yields of high quality bonds with cash flows matching the timing and amount of expected future benefit payments. The plans’ projected cash flow is matched to a yield curve comprised of over 500 bonds rated Aa by Moody’s as of the measurement date. The long-term rate of compensation increase is applicable for a period of one year, as transition benefits will cease to accumulate after 2010.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment objective of the trust funds is to ensure, over the long-term life of the plans, an adequate asset balance and sufficient liquidity to support the benefit obligations to participants, retirees, and beneficiaries. In meeting this objective, we seek to achieve investment returns at or above selected benchmarks consistent with a prudent level of diversification between and within asset classes. We retain registered investment advisors to manage specific asset classes. Investment advisors are selected from established and financially sound organizations with proven records in managing funds in the appropriate asset class. Investment advisors are given strict investment guidelines and performance benchmarks. The assets of the various funds include domestic and international corporate equities, government securities, and corporate debt securities.

The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
		December 31,	December 31,
	Target	2009	2008

Global equity securities	55%	56%	48%
Fixed income securities	45%	44%	52%

	100%	100%	100%

Asset allocation studies are performed periodically to review and establish asset class targets that satisfy the investment objective of the trust funds. The asset allocation is monitored and, if necessary, rebalanced at least semi-annually.

The table below summarizes the fair value of the plan assets, presented by asset category and by level within the fair value hierarchy. The level within the fair value hierarchy is determined based on the inputs used to measure the fair value. Level 1 includes fair value measurements based on quoted prices in active markets for identical assets. Level 2 includes fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant unobservable inputs. Level 2 investments include fixed income securities that are valued using model based pricing services and pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis.

	Total	Level 1	Level 2	Level 3

Global equity securities:
Domestic equities	$146,698	$146,698	$—	$—
International equities	25,461	25,461	—	—
Fixed income securities:
Cash and cash equivalents	11,693	—	11,693	—
Domestic corporate and agency bonds	56,752	—	56,752	—
International corporate and government bonds	1,068	—	1,068	—
Domestic government securities	63,853	—	63,853	—
Total fair value of plan assets	$305,525	$172,159	$133,366	$—

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, expected benefit payments to retirees and beneficiaries are as follows.

Year	Amount

2010	$26,738
2011	27,979
2012	29,272
2013	30,626
2014	32,056
2015 — 2019	$184,398

Defined Contribution Plan

We sponsor a defined contribution plan which covers all domestic employees. Participating employees may contribute a percentage of their compensation to the plan, subject to limitations imposed by the Internal Revenue Service. We match a portion of the employee’s contribution and employees vest immediately in the company match.

11.	STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS

We have outstanding stock options, restricted stock, and restricted stock units pursuant to the 1992 Stock Option Plan, the 1999 Long-Term Incentive Plan, and the 2008 Incentive Plan. These plans are administered by the Human Resources Committee of the Board of Directors and permit certain key employees to be granted nonqualified options, performance-based options, restricted stock, restricted stock units, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. As of December 31, 2009 there were 1,347,719 shares available for grant. Shares issued upon exercise of stock options or issuance of restricted shares may be new shares or shares issued from treasury stock. For the year ended December 31, 2009, a credit of $524 ($322 net of income tax expense) was recorded to compensation expense for stock incentive compensation plans. For the years ended December 31, 2008 and 2007, compensation expense was $4,310 ($2,694 net of income tax benefit), and $2,866 ($1,824 net of income tax benefit), respectively. Compensation expense presented net of income tax expense and income tax benefit does not include the effect of valuation allowances recorded during the periods (see Note 13 — Income Taxes).

A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2008	3,610,692	$20.54
Granted	365,500	4.88
Exercised	—	—
Forfeited or expired	(903,475)	22.65

Outstanding at December 31, 2009	3,072,717	$18.06	5.4	$209

Exercisable at December 31, 2009	1,970,939	$23.11	3.6	$—

The aggregate intrinsic value was calculated using the difference between the market price at year end and the exercise price for only those options that have an exercise price that is less than the market price.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Risk-free interest rate	2.3%	2.6%	4.9%
Expected dividend yield	0.0%	1.4%	4.2%
Expected life (in years)	4.1	5.1	6.0
Expected volatility	91.3%	41.1%	36.5%

The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to the expected life of the option grant. The dividend yield is calculated based upon the dividend rate on the date of the grant. Expected life is equal to the average expected term from the grant date until exercise. Expected volatility is calculated based upon the historical volatility over a period equal to the expected life of the option grant.

Other information pertaining to option activity during the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007

Weighted average fair value per share of options granted	$3.22	$3.91	$4.25
Total intrinsic value of stock options exercised	$—	$—	$1,481

The fair value of the stock option and restricted stock awards is recognized as compensation expense on a straight-line basis over the vesting period, generally ranging from three to four years for stock options and up to five years for restricted stock.

A summary of non-vested restricted stock activity is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2008	451,501	$12.61
Granted	83,275	3.81
Vested	(46,337)	14.38
Forfeited	(290,886)	11.93

Outstanding at December 31, 2009	197,553	$9.48

The total fair value of restricted stock awards that vested during the years ended December 31, 2009, 2008, and 2007, was $172, $171, and $241, respectively.

As of December 31, 2009 there was $2,856 of total unrecognized compensation cost related to non-vested stock option and restricted stock awards outstanding under the plans. This cost is expected to be recognized over a weighted-average period of 1.9 years.

In December 2008, we awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire five years from the grant date and can vest at any time prior to expiration. If the trailing 10 day average of our common stock reaches $6.26 per share, then 50% of the units will vest, and the participant will be entitled to receive a cash payment of $6.26 per vested unit on the second anniversary of the grant date, or if the vesting date occurs after the second anniversary of the grant date, on the vesting date. The other 50% of the units will

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vest if the trailing 10 day average of our common stock reaches $9.39 per share, and following vesting, the participant will be entitled to receive a cash payment of $9.39 per vested unit on the third anniversary of the grant date, or if the vesting date occurs after the third anniversary of the grant date, on the vesting date. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.

On December 21, 2009, an additional 67,857 restricted stock units were granted with the same vesting dates, expiration dates, and other terms as the December 2008 grant.

A summary of restricted stock unit activity is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39

Outstanding at December 31, 2008	1,425,710	1,425,710
Granted	33,928	33,928
Vested	—	—
Forfeited	(199,680)	(199,680)

Outstanding at December 31, 2009	1,259,958	1,259,958

Compensation expense of $3,722, $216, and $0 was recorded for the years ended December 31, 2009, 2008, and 2007, respectively, for restricted stock unit awards. Compensation expense recorded in 2009 is attributable to performance during the period and increases in the estimated fair value of the awards, partially offset by forfeiture activity.

The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. The remaining durations of the derived service periods are 1.6 years and 2.1 years for the awards with $6.26 and $9.39 share price objectives, respectively. The following assumptions were used to determine the fair value of the restricted stock units as of December 31, 2009:

Risk-free interest rate	2.1%
Expected dividend yield	0.0%
Expected volatility	88.6%

The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at December 31, 2009. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant.

12.	COMMON STOCK

The company’s restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2009, 56,482,541 shares of Common Stock had been issued.

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average shares used in the computation of basic and diluted earnings (loss) per common share for 2009, 2008, and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007

Weighted average shares used for basic earnings (loss) per common share	48,302,027	48,738,788	48,445,948
Effect of dilutive securities:
Stock options	—	—	—

Weighted average shares used for diluted earnings (loss) per common share	48,302,027	48,738,788	48,445,948

Excluded from the computation of diluted earnings (loss) per common share for 2009, 2008, and 2007 were options to purchase 3,072,717, 3,610,692, and 3,262,617 shares, respectively, at an average price of $18.06, $20.54, and $23.25 per share, respectively. These options have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive.

Effective August 3, 2009, our Board of Directors adopted a Stockholders Rights Agreement (the “Rights Agreement”) to reduce the risk of limitation of the Company’s net operating loss carry forwards and certain other tax benefits or attributes under Section 382 of the Internal Revenue Code. The Rights Agreement replaces the Company’s prior stockholders rights plan and reduces the threshold percentage of beneficial ownership of the Company’s common stock by any person or group that would trigger the rights under the Rights Agreement from 15% to 4.75% (an “Acquiring Person”), with the exception of stockholders that currently own 4.75% or more of the common stock would not be deemed to be an Acquiring Person so long as they acquired no more than an additional 0.5% of the common stock, up to a maximum of 15%. In addition, in its discretion, the Board may exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company’s net operating loss carry forwards and whose holdings following such acquisition will not equal or exceed 15% of the Company’s outstanding common stock.

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

Effective February 26, 2010, our Board of Directors adopted an Amended and Restated Stockholders Rights Agreement, which amends and restates the Rights Agreement, to among other things extend the final expiration date of the Rights to July 30, 2012 and to increase from 15% to 20% the maximum beneficial ownership amount that certain “exempt persons” (persons permitted to acquire beneficial ownership of the company’s outstanding shares of common stock above the 4.75% rights exercisability trigger), or persons that acquire shares of the Company’s common stock in “exempt transactions” (transactions pursuant to which persons may acquire beneficial ownership above the 4.75% rights exercisability trigger), may acquire of the company’s outstanding common stock without triggering the exercisability rights.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES

	Year Ended December 31,
	2009	2008	2007

Loss from continuing operations before income tax benefit:
United States operations	$168,429	$411,558	$80,074
Foreign operations	8,050	7,400	404

	$176,479	$418,958	$80,478

Income tax expense (benefit) from continuing operations is comprised of the following:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(55,800)	$(50,186)	$(11,742)
State and local	(3,467)	(600)	1,487
Foreign	493	539	1,074

	(58,774)	(50,247)	(9,181)
Deferred	(9,019)	47,090	(20,080)

Income tax benefit	$(67,793)	$(3,157)	$(29,261)

The following table reconciles the differences between the United States federal corporate statutory rate and our effective income tax rate for continuing operations.

	Year Ended December 31,
	2009	2008	2007

Federal corporate statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	(9.2)	(1.0)	(4.6)
Foreign rate differential	2.1	0.6	0.8
Non-deductible goodwill	0.0	6.4	0.0
Valuation allowance	5.3	28.2	0.9
Other	(1.6)	(0.0)	1.5

Effective income tax rate	(38.4)%	(0.8)%	(36.4)%

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets attributable to:
Expense accruals	$60,619	$70,392
Employee pension and other benefit plans	58,059	56,280
Property, plant, and equipment	3,240	9,550
Goodwill	5,884	9,057
Net operating loss and tax credit carry forward	38,320	23,180
Other	8,311	2,050

Total deferred tax assets	174,433	170,509

Deferred tax liabilities attributable to:
Intangible assets	(27,023)	(38,627)
Inventory costs capitalized	(1,019)	(2,993)
Prepaid expenses	(2,153)	(1,234)

Total deferred tax liabilities	(30,195)	(42,854)

Valuation allowance	(169,975)	(161,426)

Net deferred tax liabilities	$(25,737)	$(33,771)

At December 31, 2009 and 2008, $0 and $5,854 of deferred tax liabilities are classified as current other accrued expenses, respectively.

At December 31, 2008, we evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the ASC 740. The valuation allowance was increased $156,572 to $161,426 in 2008. In the year ended December 31, 2009, the valuation allowance was increased by $8,549 to $169,975. The increase in the valuation allowance in 2009 is attributable to increases in net deferred tax assets, driven by additional state net operating losses, requiring a valuation allowance. The 2009 federal net operating losses did not generate deferred tax assets requiring a valuation allowance due to our ability to carry back 2009 losses for a period of five years under the provisions of the Worker, Home Ownership and Business Assistance Act of 2009 (H.R. 3548) which was signed into law on November 6, 2009. Prior to this legislation, the carry back was limited to a period of two years. This additional carry back capacity resulted in the recording of federal income tax refund receivable of $58,444 at December 31, 2009. The amount of income tax refund receivable at December 31, 2009 is based on estimates and is subject to income tax return filing.

At December 31, 2009, the deferred tax assets attributable to federal net operating loss carry forwards were $8,810, state net operating loss carry forwards were $22,330, federal tax credit carry forwards were $3,550, and state tax credit carry forwards were $3,630. We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, in assessing the need for a valuation allowance. The federal losses begin to expire in the year 2028. The state losses generally start to expire in the year 2021. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The undistributed cumulative earnings of foreign subsidiaries of $11,890 at December 31, 2009 are considered permanently reinvested outside the United States. It is impractical to determine the amount of federal income taxes payable if these earnings were repatriated.

We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax return for 2005 in the first quarter of 2007, limited scope examinations of our United States income tax returns for 2006 and 2007 in the first quarter of 2009, and a limited scope examination of our United States income tax return for 2008 in the third quarter of 2009. The company and the IRS have not agreed upon certain issues which remain in the Appeals process.

Effective January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes resulting in a decrease of $1,581 in the liability for unrecognized tax benefits and an increase to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007

Beginning balance — January 1	$10,297	$9,559	$12,697
Tax positions related to prior years
Additions	22	1,173	964
Reductions	(201)	—	—
Tax positions related to current year
Additions	151	1,567	396
Reductions	—	—	—
Settlements	—	(419)	(2,761)
Lapses in statute of limitations	(1,968)	(1,583)	(1,737)

Ending balance — December 31	$8,301	$10,297	$9,559

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, 2008, and 2007, the liability for unrecognized tax benefits included accrued interest of $3,227, $3,182, $2,670 and accrued penalties of $968, $804, and $619, respectively. We recognized interest expense of $1,101, $1,382, and $311 and penalty expense of $163, $206, and $369 related to unrecognized tax benefits in the statement of operations for the years ended December 31, 2009, 2008, and 2007, respectively. The total amount of unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the effective tax rate is $6,658.

14.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the following:

	Year Ended December 31,
	2009	2008	2007

Pension liability	$4,330	$(86,486)	$4,456
Foreign currency translation	1,187	(4,391)	3,439

	5,517	(90,877)	7,895
Income tax expense (benefit)	—	(854)	1,672

	$5,517	$(90,023)	$6,223

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	December 31,	December 31,
	2009	2008

Pension liability	$(112,440)	$(116,770)
Foreign currency translation	969	(218)

	$(111,471)	$(116,988)

16.	LEASES

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Year Ended December 31,
	2009	2008	2007

Rent expense	$77,956	$91,433	$71,046
Sublease income	(7,547)	(8,692)	(13,707)

Net rent expense	$70,409	$82,741	$57,339

Included in rent expense for 2009, 2008, and 2007 were closed store lease charges of $7,537, $23,158, and $7,217.

Annual minimum payments under operating leases are as follows:

	Minimum	Minimum	Total
	Lease	Lease	Minimum		Net Minimum
	Payments	Payments	Lease	Sublease	Lease
Year	Open Facilities	Closed Stores	Payments	Income	Payments

2010	$47,403	$9,328	$56,731	$5,473	$51,258
2011	40,547	8,473	49,020	5,256	43,764
2012	34,812	8,048	42,860	4,984	37,876
2013	25,726	7,940	33,666	3,616	30,050
2014	19,753	6,827	26,580	2,563	24,017
thereafter	35,370	5,111	40,481	897	39,584

	$203,611	$45,727	$249,338	$22,789	$226,549

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease. As of December 31, 2009, the total future payments under lease guarantees were $16,290, which are not included in the table above, and total minimum payments under subleases were $22,789. We considered certain of these independent parties with lease guarantees to be at risk of default and we recorded a lease termination liability of $613 to cover estimated losses on these guaranteed leases.

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

We offer limited warranties on certain products. In addition, we accept returns of defective product. Our accounting policy is to accrue an estimated liability for these warranties and returns at the time revenue is recognized. This estimate is based upon historical warranty costs and returns and is adjusted for any warranty or return issues known at period end. The warranty and returns reserve is included partially as a valuation allowance against accounts receivable and partially as an accrued expense. The following table summarizes reserve for warranty and returns activity for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Beginning balance	$10,662	$11,024	$10,334
Additions to reserves	10,777	19,014	26,797
Deductions from reserves	15,977	19,376	26,107

Ending balance	$5,462	$10,662	$11,024

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	OTHER INCOME, NET

Other income, net consists of the following for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Interest income	$1,982	$2,845	$3,686
Gain on termination of hedge accounting	—	—	4,094
Other, net	(433)	2,580	2,469

	$1,549	$5,425	$10,249

19.	DISCONTINUED OPERATIONS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit is reflected as a discontinued operation pursuant to the provisions of ASC 205 — 20 Discontinued Operations.

On March 29, 2008, we closed the sale of HBF for $75,000 resulting in a gain of $28,868, which is net of income tax expense of $19,247.

Operating results for the discontinued operations are as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Net sales	$—	$15,348	$63,606
Earnings before income tax expense	—	1,734	9,086
Net earnings	$—	$1,052	$5,568

20.	CHANGE IN ESTIMATES

We had two material changes in estimates during 2009 related to changes in inventory valuation allowances and changes in the accrual for lease termination costs. The inventory valuation allowances were increased by $32,981 due to our decision to accelerate the disposal of slow moving inventory and the accrual for closed store lease liabilities was increased by $7,537 due to deteriorating market conditions for commercial leases.

We had three material changes in estimates during 2008 related to changes in inventory valuation allowances, changes in the allowances for doubtful accounts, and changes in the accrual for lease termination costs. The inventory valuation allowances were increased by $39,800, the allowance for doubtful accounts was increased by $35,241, and the accrual for closed store lease liabilities was increased by $23,158. The increases in estimates were required due to deteriorating economic conditions and our decision to accelerate the disposal of slow moving inventory.

In 2007, we had increased charges of $13,600 in the allowance for doubtful accounts and $7,217 for closed store lease liabilities.

21.	RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued a new standard for fair value measurements which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands the disclosure requirements regarding fair value measurements. The standard does not introduce new requirements mandating the use of fair value. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether the entity plans to hold or sell the asset. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The required transition date for this standard was delayed until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption on January 1, 2008 of the portion of the standard that was not delayed until fiscal years beginning after November 15, 2008 did not have a material effect on our financial position or results of operations. The adoption of the remaining provisions of the standard on January 1, 2009 did not have a material effect on our financial position or results of operations.

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

In December 2008, the FASB issued a new standard on employers’ disclosures about postretirement benefit plan assets. This standard enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. This standard is effective for fiscal years ending after December 15, 2009 and the disclosures about plan assets required by this standard are incorporated in Note 10 Employee Benefits. The adoption of this standard did not affect our financial position or results of operations.

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

22.	CORRECTION OF IMMATERIAL ERRORS

In the third and fourth quarters of 2009, we recorded adjustments to correct immaterial errors from prior periods that increased selling, general and administrative expenses by $11,849. Of the adjustments, $9,626 primarily related to certain international tax and trade compliance matters. The underlying matters and errors were detected through our transition of certain international tax and trade compliance procedures to a centralized shared services organization. The remaining adjustments of $2,223 related to incorrect unemployment tax calculations in a single state jurisdiction. The respective state brought this matter to our attention and we finalized a settlement agreement in the fourth quarter of 2009. These errors have accumulated since 2002. We concluded that the impact of the adjustments on the current and prior periods was not material.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly information:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2009:
Net sales	$285,574	$293,662	$288,263	$356,871
Gross profit	20,289	67,742	61,628	80,341
Net earnings/(loss):
Continuing operations	$(64,981)	$(23,536)	$(15,993)	$(4,176)
Discontinued operations	—	—	—	—

Total	$(64,981)	$(23,536)	$(15,993)	$(4,176)

Earnings/(loss) per common share — Diluted:
Continuing operations	$(1.35)	$(0.48)	$(0.33)	$(0.09)
Discontinued operations	—	—	—	—

Total	$(1.35)	$(0.48)	$(0.33)	$(0.09)

Dividends declared per common share	$—	$—	$—	$—
Common stock price range:
High	$5.70	$6.04	$4.44	$2.99
Low	$3.61	$2.47	$1.54	$0.70

Year ended December 31, 2008:
Net sales	$403,353	$412,753	$449,870	$477,200
Gross profit	36,044	67,122	100,350	111,019
Net earnings/(loss):
Continuing operations	$(353,832)	$(41,721)	$(23,996)	$3,748
Discontinued operations	—	—	52	29,868

Total	$(353,832)	$(41,721)	$(23,944)	$33,616

Earnings/(loss) per common share — Diluted:
Continuing operations	$(7.25)	$(0.86)	$(0.49)	$0.08
Discontinued operations	—	—	—	0.62

Total	$(7.25)	$(0.86)	$(0.49)	$0.69

Dividends declared per common share	$—	$0.04	$0.04	$0.04
Common stock price range:
High	$11.24	$13.61	$15.46	$13.64
Low	$1.66	$8.48	$11.80	$6.82

Earnings (loss) per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

The closing market price of the Common Stock on December 31, 2009 was $5.46 per share.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarters of 2009 and 2008, we recorded the following charges and costs in our results of continuing operations:

•	We incurred costs of $4,124 in 2009, reduced from $7,480 in 2008, related to downtime in our factories.

•	We incurred expense of $10,725 in 2009, reduced from $16,572 in 2008, which related primarily to occupancy costs, lease termination costs, and lease liabilities of retail stores that we ultimately closed.

•	We incurred charges of $3,608 in 2009, reduced from $10,500 in 2008, related to accounts receivable.

•	We incurred charges of $32,981 in 2009 and $24,200 in 2008 to reduce the carrying value of inventory to market value, which was driven by our efforts to accelerate the sale of slow-moving inventory.

•	We incurred charges of $4,877 in 2009 and $11,345 in 2008 related to severance actions, which in 2009 related to reductions of approximately 200 employees. These reductions related to direct labor employees and indirect support employees in our manufacturing facilities and employees in our administrative offices.

•	We incurred costs and charges of $2,950 in 2009, reduced from $16,515 in 2008, associated with facility closures and related impairment charges on idle facilities.

•	We incurred charges of $39,050 in 2009 and $201,951 in 2008 related to impairment of our intangible assets. The 2009 charge was primarily driven by increases in the discount rate used to value our trade names.

•	We recorded an adjustment to correct immaterial errors from prior periods that increased selling, general and administrative expenses by $10,479 in 2009. We concluded that the impact on the current and prior periods was not material. See Note 22. Correction of Immaterial Errors for further information.

•	In 2008, we recorded a valuation allowance on our deferred tax assets of $153,630, of which $115,026 was charged to income tax expense.

•	In 2009, we recorded income tax benefit of $69,969, $58,444 of which resulted from our ability to carry back 2009 losses for a period of five years under the provisions of the Worker, Home Ownership and Business Assistance Act of 2009 which was signed into law on November 6, 2009. At December 31, 2009, we also have net operating loss carry forwards that may be applied against future taxable income, subject to certain limitations.

All of these charges, costs, and benefits contributed to our net loss from continuing operations of $64,981 in the fourth quarter of 2009 and our net loss from continuing operations of $353,832 in the fourth quarter of 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited Furniture Brands International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furniture Brands International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009, and our report dated March 2, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

St. Louis, Missouri
March 2, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

(b)	Changes in Internal Control over Financial Reporting

In the first and second quarters of 2009, we designed and began implementing procedures to remediate the material weakness previously reported in our Annual Report on Form 10-K filed with the SEC on March 2, 2009. These procedures include capturing a complete list, segregated by U.S. and foreign tax jurisdictions, of all gross deferred income tax assets subject to a valuation allowance and providing this list to those responsible for evaluating the accounting implications. Certain of these procedures are performed on a quarterly basis while others are performed only on an annual basis. The quarterly procedures were fully implemented in the second quarter of 2009 and the annual procedures were fully implemented in the fourth quarter of 2009. We tested the effectiveness of these new procedures in the fourth quarter of 2009 and determined that the controls were designed and operating effectively. Other than those changes, there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 (Directors, Executive Officers and Corporate Governance) is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”). The 2010 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2009. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

The Furniture Brands International, Inc. Code of Corporate Conduct is our code of ethics document applicable to all employees, including all officers and directors. The code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate and timely disclosure in SEC filings; and compliance with applicable laws and regulations. The full text of our code is published on our Investor Relations website at www.furniturebrands.com. We intend to disclose future amendments to certain provisions of our code, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2010 Proxy Statement. The 2010 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2009, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item 12, including the information required under the heading “Equity Compensation Plan Information,” will be included in the 2010 Proxy Statement. The 2010 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2009, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the 2010 Proxy Statement. The 2010 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2009, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be included in the 2010 Proxy Statement. The 2010 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2009, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements:

Consolidated balance sheets, December 31, 2009 and 2008

Consolidated statements of operations for each of the years in the three-year period ended December 31, 2009

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009

Consolidated statements of shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2009

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules:

Valuation and qualifying accounts (Schedule II).

All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.

3. Exhibits:

The exhibits listed in the accompanying exhibit index are filed or are incorporated by reference as part of this Form 10-K.

Schedule II

FURNITURE BRANDS INTERNATIONAL, INC.
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End of
Description	of Period	Expenses	Reserves	Period
	(Dollars in Thousands)

Year Ended December 31, 2009
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$27,074	$9,424	$(14,807)	$21,691
Allowance for cash discounts/ chargebacks/other	7,298	14,288	(17,052)	4,534

	$34,372	$23,712	$(31,859)	$26,225

Year Ended December 31, 2008
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$36,645	$40,819	$(50,390)	$27,074
Allowance for cash discounts/ chargebacks/other	8,822	19,235	(20,759)	7,298

	$45,467	$60,054	$(71,149)	$34,372

Year Ended December 31, 2007
Allowances deducted from receivables on balance sheet:
Allowance for doubtful accounts	$21,595	$24,994	$(9,944)	$36,645
Allowance for cash discounts/ chargebacks/other	7,430	26,715	(25,323)	8,822

	$29,025	$51,709	$35,267	$45,467

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.

By: /s/ Ralph P. Scozzafava Ralph P. Scozzafava
Date: March 2, 2010	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph P. Scozzafava Ralph P. Scozzafava	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer )	March 2, 2010

/s/ Steven G. Rolls Steven G. Rolls	Chief Financial Officer (Principal Financial Officer)	March 2, 2010

/s/ Richard R. Isaak Richard R. Isaak	Controller (Principal Accounting Officer)	March 2, 2010

/s/ Wilbert G. Holliman, Jr. Wilbert G. Holliman, Jr.	Director	March 2, 2010

/s/ John R. Jordan, Jr. John R. Jordan, Jr.	Director	March 2, 2010

/s/ Ira D. Kaplan Ira D. Kaplan	Director	March 2, 2010

/s/ Bobby L. Martin Bobby L. Martin	Director	March 2, 2010

/s/ Maureen A. McGuire Maureen A. McGuire	Director	March 2, 2010

/s/ Aubrey B. Patterson Aubrey B. Patterson	Director	March 2, 2010

/s/ Alan G. Schwartz Alan G. Schwartz	Director	March 2, 2010

EXHIBIT INDEX

					Incorporated
			Filed with		by Reference
Exhibit			the Form		Filing Date with	Exhibit
Index No.		Exhibit Description	10-K	Form	the SEC	No.

3.1		Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2		By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1
3.3		Certificate of Designation Series B Junior Participating Preferred Stock of the Company		8-K	August 4, 2009	3.1
4.1		Stockholder Rights Agreement, dated as of August 3, 2009, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	August 4, 2009	4.1
10	.1*	1992 Stock Option Plan, as amended		10-Q	May 12, 1999	10(a)
10	.2*	1999 Long-Term Incentive Plan, as amended		S-8	September 27, 2002	4(f)
10	.3*	2005 Long-Term Performance Bonus Plan		8-K	May 3, 2005	10(a)
10	.4*	Form of Stock Option Grant Letter		8-K	February 2, 2005	10(b)
10	.5*	Form of Restricted Stock Grant Letter		8-K	February 11, 2005	10(c)
10	.6*	2008 Incentive Plan		S-8	December 19, 2008	4.1
10	.7*	Form of Restricted Stock Unit Agreement under the 2008 Incentive Plan		8-K	December 22, 2008	10.1
10	.8*	Form of Restricted Stock Award Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.4
10	.9*	Form of Nonqualified Stock Option Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.5
10	.10*	Form of Performance Based Restricted Stock Award Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.6
10	.11*	Form of Indemnification Agreement between the Company and the Company’s directors		10-Q	August 7, 2009	10.1
10	.12*	Amended and Restated Restricted Stock Plan for Outside Directors, dated as of May 7, 2009		10-Q	August 7, 2009	10.2
10	.13*	Employment Agreement dated June 14, 2007 between the Company and Ralph P. Scozzafava		8-K	June 18, 2007	10.1
10	.14*	Amendment to Executive Employment Agreement between the Company and Ralph P. Scozzafava, effective as of June 18, 2007		8-K	May 7, 2008	10.3
10	.15*	Form of Change of Control Agreement		8-K	June 26, 2007	10.1
10	.16*	Furniture Brands International, Inc. Executive Severance Plan		8-K	June 27, 2007	10.1
10	.17*	Form of Amendment to the Furniture Brands International, Inc. Executive Severance Plan		8-K	May 7, 2008	10.6
10	.18*	Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002		10-K	March 25, 2003	10(v)
10	.19*	First Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective December 31, 2005		10-Q	May 8, 2009	10.1
10	.20*	Second Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective January 1, 2005		10-Q	May 8, 2009	10.2
10	.21*	Third Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective March 14, 2008		10-Q	May 8, 2009	10.3

					Incorporated
			Filed with		by Reference
Exhibit			the Form		Filing Date with	Exhibit
Index No.		Exhibit Description	10-K	Form	the SEC	No.

10	.22*	Deferred Compensation Plan, effective January 1, 2006		S-8	December 14, 2005	4.1
10	.23*	Amendment to Deferred Compensation Plan effective December 31, 2008		10-K	March 2, 2009	10.23
10	.24*	Agreement between W.G. Holliman and the Company dated as of June 23, 2008	X
10.25		Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	August 10, 2007	10.1
10.26		First Amendment, dated March 17, 2008, to Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		10-Q	May 12, 2008	10.2
10.27		Amendment No. 2 to Credit Agreement and Waiver, dated February 20, 2009, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		10-K	March 2, 2009	10.27
21.1		List of Subsidiaries of the Company	X
23.1		Consent of Independent Registered Public Accounting Firm	X
31.1		Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2		Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1		Certification of Ralph P. Scozzafava, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2		Certification of Steven G. Rolls, Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18	X
		U.S.C. Section 1350

*	Indicates management contact or compensatory plan, contract or arrangement.