Form 10-Q
period 2010-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2010-05-07
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(Former name, former address and former fiscal year, if changed since last report)

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
48,473,348 shares as of April 30, 2010

FURNITURE BRANDS INTERNATIONAL, INC.
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

March 31, 2010
December 31, 2009

Consolidated Statements of Operations:	4

Three Months Ended March 31, 2010
Three Months Ended March 31, 2009

Consolidated Statements of Cash Flows:	5

Three Months Ended March 31, 2010
Three Months Ended March 31, 2009

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 6. Exhibits	27
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I
Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$60,524	$83,872
Receivables, less allowances of $20,738 ($26,225 at December 31, 2009)	128,908	125,513
Income tax refund receivable	58,976	58,976
Inventories	231,392	226,078
Prepaid expenses and other current assets	9,199	9,274

Total current assets	488,999	503,713

Property, plant, and equipment, net	130,958	134,352
Trade names	87,608	87,608
Other assets	37,686	32,432

Total assets	$745,251	$758,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$78,000	$17,000
Accounts payable	88,279	83,813
Accrued employee compensation	22,686	21,036
Other accrued expenses	51,565	54,912

Total current liabilities	240,530	176,761

Long-term debt	—	78,000
Deferred income taxes	26,359	25,737
Pension liability	135,372	135,557
Other long-term liabilities	74,536	79,259

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value – none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value – 56,482,541 shares issued at March 31, 2010 and December 31, 2009	56,483	56,483
Paid-in capital	229,054	224,133
Retained earnings	271,326	267,829
Accumulated other comprehensive loss	(109,531)	(111,471)
Treasury stock at cost 8,007,486 shares at March 31, 2010 and 7,797,319 shares at December 31, 2009	(178,878)	(174,183)

Total shareholders’ equity	268,454	262,791

Total liabilities and shareholders’ equity	$745,251	$758,105

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$322,391	$356,871

Cost of sales	237,942	276,530

Gross profit	84,449	80,341

Selling, general, and administrative expenses	79,864	83,214

Operating earnings (loss)	4,585	(2,873)

Interest expense	844	1,788

Other income, net	279	926

Earnings (loss) before income tax expense	4,020	(3,735)

Income tax expense	523	441

Net earnings (loss)	$3,497	$(4,176)

Net earnings (loss) per common share — basic and diluted:	$0.07	$(0.09)

Weighted average shares of common stock outstanding — basic	48,297	48,322
Weighted average shares of common stock outstanding — diluted	48,356	48,322
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$3,497	$(4,176)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	6,105	6,222
Compensation expense related to stock option grants and restricted stock awards	226	1,103
Provision (benefit) for deferred income taxes	(87)	40
Other, net	(1,530)	(614)
Changes in operating assets and liabilities:
Accounts receivable	(3,395)	7,411
Income tax refund receivable	—	9,285
Inventories	(5,314)	27,439
Prepaid expenses and other assets	(292)	(3,122)
Accounts payable and other accrued expenses	2,769	(46,046)
Other long-term liabilities	(2,702)	(6,807)

Net cash used in operating activities	(723)	(9,265)

Cash flows from investing activities:
Additions to property, plant, equipment, and software	(7,494)	(4,248)
Proceeds from the disposal of assets	1,869	51

Net cash used in investing activities	(5,625)	(4,197)

Cash flows from financing activities:
Payments of long-term debt	(17,000)	(45,000)
Other	—	(10)

Net cash used in financing activities	(17,000)	(45,010)

Net decrease in cash and cash equivalents	(23,348)	(58,472)
Cash and cash equivalents at beginning of period	83,872	106,580

Cash and cash equivalents at end of period	$60,524	$48,108

Supplemental disclosure:

Cash payments (refunds) for income taxes, net	$103	$(9,380)
Cash payments for interest expense	$866	$2,329
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
(unaudited)
     1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three months ended March 31, 2010 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2010.
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
     2. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
We have been executing plans to improve our performance. These measures include consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, managing product inventory levels better to reflect consumer demand, transforming our transportation methods to be more cost effective, exiting unprofitable retail locations, limiting our credit exposure to weak retail partners, and discontinuing unprofitable licensing arrangements. In addition, we have been executing plans to reduce our workforce and to centralize certain functions, including accounting, human resources, and supply chain management, to a shared services function.
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended March 31,
	2010	2009
Restructuring charges:
Contract termination costs	$614	$—
Termination benefits	33	418
Closed store occupancy and lease costs	932	1,395
Loss (gain) on the sale of assets	(928)	—

	651	1,813
Impairment charges	67	—

	$718	$1,813

Statement of Operations classification:
Cost of sales	$33	$418
Selling, general, and administrative expenses	685	1,395

	$718	$1,813

Asset impairment charges were recorded to reduce the carrying value of idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $9,604 at March 31, 2010 and $9,675 at December 31, 2009.
Closed store occupancy and lease costs include occupancy costs associated with closed retail locations, early contract termination settlements for retail leases, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals.
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended March 31,
	2010	2009
Accrual for closed store lease liabilities at beginning of period	$26,645	$27,918
Charges to expense	478	278
Less cash payments	2,549	1,527

Accrual for closed store lease liabilities at end of period	$24,574	$26,669

At March 31, 2010, $6,518 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of March 31, 2010 are as follows:

Minimum
Lease
Payments -
Year	Closed Stores
2010	$6,407
2011	7,873
2012	8,046
2013	7,940
2014	6,828
thereafter	5,111

$42,205

Activity in the accrual for termination benefits was as follows:

	Three Months Ended March 31,
	2010	2009
Accrual for termination benefits at beginning of period	$4,138	$10,012
Charges to expense	33	418
Less cash payments	2,226	7,822

Accrual for termination benefits at end of period	$1,945	$2,608

The accrual for termination benefits at March 31, 2010 is classified as accrued employee compensation.

     3. INVENTORIES
Inventories are summarized as follows:

	March 31,	December 31,
	2010	2009
Finished products	$145,351	$142,982
Work-in-process	17,268	15,320
Raw materials	68,773	67,776

	$231,392	$226,078

     4. PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	March 31,	December 31,
	2010	2009
Land	$11,375	$11,442
Buildings and improvements	191,066	190,760
Machinery and equipment	248,323	251,046

	450,764	453,248
Less accumulated depreciation	319,806	318,896

	$130,958	$134,352

Depreciation expense was $4,994 and $5,291 for the three months ended March 31, 2010 and March 31, 2009, respectively.
     5. LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Asset-based loan	$78,000	$95,000
Less: current maturities	78,000	17,000

Long-term debt	$—	$78,000

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450,000. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 2010, there were $78,000 of cash borrowings and $17,312 in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75,000 of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62,500 of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of March 31, 2010, excess availability was $83,028. Therefore, we have $8,028 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $20,528 of availability before we would be subject to the fixed charge coverage ratio.
We manage our excess availability to remain above the $75,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2010. In addition to our borrowing capacity described above, we had $60,524 of cash and cash equivalents at March 31, 2010.

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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of March 31, 2010 and will fluctuate with excess availability. As of March 31, 2010, loans outstanding under the ABL consisted of $65,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 1.83% and $13,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of March 31, 2010 was 2.07%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50,000 for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained a waiver (the “waiver”) to this required representation (the “representation”) until the earlier of January 1, 2011 or such date that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.
At the December 31, 2009 measurement date, the underfunded status of our qualified pension plan was $115,488, which exceeds the $50,000 threshold by $65,488. We considered the underfunded status of our qualified pension plan in determining the classification of amounts outstanding under the ABL. Because the waiver from our requirement to produce the representation regarding our pension underfunded status now expires within a period less than one year from the balance sheet date and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have reclassified all amounts outstanding under the ABL to current maturities as of March 31, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115,488 at December 31, 2009, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $78,000 is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see Note 7. Employee Benefits below.
     6. LIQUIDITY
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, pension funding requirements, and in 2010, receipt of federal income tax refunds, $57,257 of which was received on April 12, 2010.
We are focused on effective cash management. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
At March 31, 2010, we had $60,524 of cash and cash equivalents, $78,000 of debt outstanding, and excess availability to borrow up to an additional $20,528 subject to certain provisions, including those provisions described in Note 5. Long-Term Debt. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2010, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.
We considered the underfunded status of our qualified pension plan in determining the classification of amounts outstanding under the ABL. Because the waiver from our requirement to produce the representation regarding our pension underfunded status now expires within a period less than one year from the balance sheet date and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have reclassified all amounts outstanding under the ABL to current maturities as of March 31, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115,488 at

December 31, 2009, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $78,000 is repaid. For additional information regarding the waiver and the classification of our long-term debt, see Note 5. Long-Term Debt above. For additional information regarding the funded status of our pension plan and required future contributions, see Note 7. Employee Benefits below.
On April 12, 2010, subsequent to the balance sheet date, we received $57,257 of our income tax refund receivable. This cash receipt will be reflected in the Balance Sheet and Statement of Cash Flows in our quarterly report on Form 10-Q for the period ended June 30, 2010. The remainder of the income tax refund is expected to be received in 2010, subject to the filing of our final 2009 income tax return. The refund primarily stems from the Worker, Home Ownership and Business Assistance Act of 2009, which was signed into law on November 6, 2009 and allows us to carry back our 2009 net operating losses for a period of 5 years, with certain limitations. Prior to this legislation, the carry back was limited to a period of two years.
     7. EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Three Months Ended March 31,
	2010	2009
Defined benefit plans	$2,714	$1,727
Defined contribution plan (401k plan) – company match	1,673	1,981
Other	130	96

	$4,517	$3,804

The components of net periodic pension expense for Company-sponsored defined benefit plans are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$605	$725
Interest cost	6,464	6,436
Expected return on plan assets	(6,227)	(6,538)
Net amortization and deferral	1,872	1,104

Net periodic pension expense	$2,714	$1,727

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
We currently provide retirement benefits to our employees through a defined contribution plan which covers all domestic employees. Participating employees may contribute a percentage of their compensation to the plan, subject to limitations imposed by the Internal Revenue Service. We match a portion of the employee’s contribution and employees vest immediately in the company match.
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $115,488 at December 31, 2009, the measurement date. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum required pension contributions for 2010 are not significant. However, if the relief provided by the federal government is no longer applicable to our qualified pension plan, or if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future. Assuming there are no changes in applicable regulations or minimum funding requirements to avoid benefit restrictions, and assuming there are no changes in the assumptions affecting the funded status of the pension plan, we estimate we would be required to contribute approximately $55,000 to the plan by September 15, 2011 in the form of cash, company common stock, or a combination of both. These assumptions and the resulting estimate are intended for illustrative purposes only and are highly dependent on certain factors and market conditions that are outside of our control. Actual funding requirements in 2011 could be significantly more or significantly less.
In addition, the funded status of our pension plan also impacts our compliance with the terms of our ABL. For additional information on this, see Note 5. Long-Term Debt above.
On April 5, 2010, we made cash contributions of $5,400 to the trust funds of our defined benefit plans. Our remaining required contributions in 2010 are approximately $3,000 and we may voluntarily choose to make additional contributions to the trust funds during 2010. The contributions may be in the form of cash, company common stock, or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors.

     8. STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS
A summary of option activity for the three months ended March 31, 2010 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	3,072,717	$18.06
Granted	271,500	5.27
Exercised	—	—
Forfeited or expired	(791,575)	15.77

Outstanding at March 31, 2010	2,552,642	$17.41

The weighted average exercise price and the weighted average fair value per share for stock options granted during the three months ended March 31, 2010 was $5.27 and $3.53, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the three months ended March 31, 2010:

Risk-free interest rate		1.9%
Expected dividend yield		0%
Expected life (in years)		4.0
Expected volatility		94.3%

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

A summary of non-vested restricted stock activity for the three months ended March 31, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2009	197,553	$9.48
Granted	—	—
Vested	(9,163)	6.55
Forfeited	(13,667)	11.77

Outstanding at March 31, 2010	174,723	$9.46

Since December 2008, we have awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire on December 19, 2013. If the trailing 10 day average price of our common stock reaches the share price objective and the service retention period is satisfied, then the units will vest and the participant will be entitled to receive a cash payment for each unit that is equal to the share price objective. For awards with a $6.26 share price objective, the service-based retention period is the later of i) December 19, 2010 or ii) the date upon which the trailing 10 day average price of our common stock reaches the share price objective. For awards with a $9.39 share price objective, the service retention period is the later of i) December 19, 2011 or ii) the date upon which the trailing 10 day average price of our common stock reaches the share price objective. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.

A summary of restricted stock unit activity for the three months ended March 31, 2010 is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39
Outstanding at December 31, 2009	1,259,958	1,259,958
Granted	—	15,000
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2010	1,259,958	1,274,958

Compensation expense of $3,548 was recorded for the three months ended March 31, 2010 for restricted stock unit awards compared to a benefit of $100 recorded for the three months ended March 31, 2009. Increased compensation expense recorded in the three months ended March 31, 2010 is attributable to performance during the period, increases in the estimated fair value of the awards, and, for certain awards, a reduction in the derived service period over which compensation expense is recognized. The benefit recorded in the first quarter of 2009 is attributable to forfeitures and changes in the estimated fair value of the awards during that period.
The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. For the awards with a share price objective of $6.26, the share price objective was achieved during the three months ended March 31, 2010. The achievement of the share price objective prior to the end of the original derived service period necessitated a reduction in the derived service period to a period equal to the remaining service retention period. This reduction in the derived service period resulted in accelerated recognition of compensation expense in the three months ended March 31, 2010. At March 31, 2010, the remaining durations of the derived service periods are 0.75 years and 1.85 years for the awards with $6.26 and $9.39 share price objectives, respectively. The following assumptions were used to determine the fair value of the restricted stock units as of March 31, 2010:

Risk-free interest rate	2.0%
Expected dividend yield	0.0%
Expected volatility	92.2%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at March 31, 2010. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant.
     9. EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average shares used for basic earnings (loss) per common share	48,297,000	48,322,000
Effect of dilutive stock options and restricted stock	59,000	—

Weighted average shares used for diluted earnings (loss) per common share	48,356,000	48,322,000

Excluded from the computation of diluted earnings (loss) per common share for the three months ended March 31, 2010 and 2009 were options to purchase 1,931,142 and 3,305,167 shares, respectively, at an average price of $21.39 and $20.32 per share, respectively. These options have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive.

     10. INCOME TAXES
At March 31, 2010, the deferred tax assets attributable to federal net operating loss carry forwards were $9,613, state net operating loss carry forwards were $22,900, federal tax credit carry forwards were $3,550, and state tax credit carry forwards were $3,630. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the FASB Accounting Standards Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets which decreased $7,301 to $162,674 in the three months ended March 31, 2010. The decrease in the valuation allowance in the first quarter of 2010 is primarily attributable to decreases in net deferred tax assets, driven by a decrease in certain accrued expenses.
As a result of the valuation allowance established in prior periods for specific deferred tax assets, including certain net operating loss carry forwards, any utilization of these specific assets will result in the recognition of income tax benefit in the period the assets are utilized. In the first quarter of 2010, we utilized net operating loss carry forwards as we realized earnings before income tax expense. The utilization of certain net operating loss carry forwards resulted in a reduction of the valuation allowance which offset income tax expense.
We recognized income tax expense of $523 and $441 in the three months ended March 31, 2010 and 2009, respectively. In both periods, after the effect of changes in the valuation allowance described above, income tax expense includes 1) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 2) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 3) expense related to unrecognized tax benefits.
We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) commenced an examination of our United States income tax return for 2005 in the first quarter of 2007, limited scope examinations of our United States income tax returns for 2006 and 2007 in the first quarter of 2009, and a limited scope examination of our United States income tax return for 2008 in the third quarter of 2009. The company and the IRS have not agreed upon certain issues which remain in the Appeals process. We also have several state examinations in progress.
As of March 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $8,308 and $8,301 respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2010 and December 31, 2009, the liability for unrecognized tax benefits included accrued interest of $3,481 and $3,227, and accrued penalties of $970 and $968, respectively. We recognized interest expense of $254 and $344 and penalty expense of $2 and $163 related to unrecognized tax benefits in the statement of operations for the three months ended March 31, 2010 and 2009, respectively. The total amount of unrecognized tax benefits at March 31, 2010 that, if recognized, would affect the effective tax rate is $6,663.
     11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.

     12. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income consists of the following:

	Three Months Ended March 31,
	2010	2009
Net earnings (loss)	$3,497	$(4,176)
Other comprehensive income:
Pension liability	1,870	1,104
Foreign currency translation	779	(671)

	2,649	433
Income tax expense	(709)	(27)

Other comprehensive income	1,940	406

Total comprehensive income (loss)	$5,437	$(3,770)

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	March 31,	December 31,
	2010	2009
Pension liability	$(111,279)	$(112,440)
Foreign currency translation	1,748	969

	$(109,531)	$(111,471)

     13. CONTINGENT LIABILITIES
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 31, 2010, the total future payments under lease guarantees were $15,251 and total minimum payments under subleases were $15,038. We considered certain of these independent parties with lease guarantees to be at risk of default and we recorded a lease termination liability of $929 to cover estimated losses on these guaranteed leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is provided in addition to the accompanying unaudited consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this and previous filings and particularly in the “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Overview
We are one of the world’s leading designers, manufacturers, sourcers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-brand and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith.
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

Business Trends and Strategy
We experienced a 12.9% increase in sales from the fourth quarter of 2009 to the first quarter of 2010. Compared to the first quarter of 2009, sales decreased 9.7% in the first quarter of 2010. We believe sales continue to be depressed primarily due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have taken several significant steps and continue to take actions to reduce costs, preserve cash, and drive profitable sales. In the first quarter of 2010, we experienced benefits from these measures including a positive trend in sales, increased gross profit as a percentage of sales, decreased selling, general, and administrative expenses, and reduced debt. Although there are uncertainties concerning the strength and timing of an economic recovery, we see positive signals in our results.
In 2010, our entire organization is focused on bringing the best products to the market, increasing top-line sales, continuing to take costs out of the business, and strengthening our financial position for the future. Our initiatives include:
•	Development of a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers and dealers with proven consumer research methodologies that are new to the furniture industry.
•	Supporting our retail partners with national advertising, innovative promotions and a web presence that drives consumer traffic to their locations.
•	Reducing manufacturing costs through the implementation of lean and cellular manufacturing methods and through strategic sourcing relationships with suppliers that leverage the company’s scale.
While we believe that these initiatives will positively impact our performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the economy and consumer retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$322.4	100.0%	$356.9	100.0%
Cost of sales	237.9	73.8	276.5	77.5

Gross profit	84.4	26.2	80.3	22.5
Selling, general, and administrative expenses	79.9	24.8	83.2	23.3

Earnings (loss) from operations	4.6	1.4	(2.9)	(0.8)
Interest expense	0.8	0.3	1.8	0.5
Other income, net	0.3	0.1	0.9	0.3

Earnings (loss) before income tax expense	4.0	1.2	(3.7)	(1.0)
Income tax expense	0.5	0.2	0.4	0.1

Net earnings (loss)	$3.5	1.1%	$(4.2)	(1.2)%

Net earnings (loss) per common share — basic and diluted	$0.07		$(0.09)
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net sales for the three months ended March 31, 2010 were $322.4 million compared to $356.9 million in the three months ended March 31, 2009, a decrease of $34.5 million, or 9.7%. The decrease in net sales was primarily the result of continued weak retail conditions and decisions to abandon unprofitable products, customers, and programs, resulting in lower sales volume, and was partially offset by lower price discounts.
Gross profit for the three months ended March 31, 2010 increased to $84.4 million compared to $80.3 million in the three months ended March 31, 2009. Gross margin for the three months ended March 31, 2010 increased to 26.2% compared to 22.5% in the three months ended March 31, 2009. The increases in gross profit and gross margin are primarily due to lower price discounts proportionate to sales, increased efficiencies in our supply chain, and improved capacity utilization.
Selling, general, and administrative expenses decreased to $79.9 million in the three months ended March 31, 2010 from $83.2 million in the three months ended March 31, 2009. The decrease in selling, general, and administrative expenses was primarily due to lower headcount, bad debt expenses, and advertising expenses, partially offset by higher incentive compensation costs and professional fees. The reduction in advertising expense is attributable to a shift in our promotional efforts from direct advertising to other cooperative arrangements with our customers.
Interest expense for the three months ended March 31, 2010 totaled $0.8 million compared to $1.8 million in the three months ended March 31, 2009. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.
Net earnings (loss) per common share were $0.07 and ($0.09) for the three months ended March 31, 2010 and 2009, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis were 48.4 million for the three months ended March 31, 2010 and 48.3 million for the three months ended March 31, 2009.

Retail Results of Operations
Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2010	2009	2010	2009
Net sales	$25.6	$19.5	$10.0	$10.3

Cost of sales	14.6	11.4	5.9	6.5

Gross profit	11.0	8.1	4.1	3.8

Selling, general and administrative expenses – open stores	14.8	13.7	7.1	7.1

Operating loss – open stores (d)	$(3.8)	$(5.6)	$(3.0)	$(3.4)

Selling, general and administrative expenses – closed stores	—	—	0.9	1.4

Operating loss (d)	$(3.8)	$(5.6)	$(4.0)	$(4.8)

Number of open stores at end of period	51	45	21	24
Number of closed locations at end of period	—	—	28	26
Same-store-sales (c):
Percentage increase (decrease)	16%	(22)%	(e )	(e )
Number of stores	40	12

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three months ended March 31, 2010 and 2009.

b)
This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”). This data also includes costs of $0.9 million in the three months ended March 31, 2010 and $1.4 million in the three months ended March 31, 2009 associated with closed retail locations which includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities.

c)	The same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

d)	Operating loss does not include our wholesale profit on the above retail net sales.

e)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including ten Drexel stores, two Lane stores, one Henredon store, one Broyhill store, and seven designer showrooms at March 31, 2010; and it is not one of our long-term strategic initiatives to grow company-owned retail store locations for these non-Thomasville brands.

Sales increased for open company-owned Thomasville retail store locations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due to increased same-store-sales of 16% and the operation of additional company-owned stores since March 31, 2009. In addition to the above company-owned stores, there were 72 and 91 Thomasville dealer-owned stores at March 31, 2010 and 2009, respectively.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at March 31, 2010 totaled $60.5 million, compared to $83.9 million at December 31, 2009. Net cash used in operating activities totaled $0.7 million in the three months ended March 31, 2010 compared with $9.3 million in the three months ended March 31, 2009. Increased earnings from operations and lower payments of long-term incentive compensation contributed increased cash flow from operations in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, partially offset by lower cash generated from working capital. Net cash used in investing activities for the three months ended March 31, 2010 totaled $5.6 million compared with $4.2 million in the three months ended March 31, 2009. The increase in cash used in investing activities is primarily the result of greater additions to purchased software, partially offset by fewer additions to property, plant, and equipment. Net cash used in financing activities totaled $17.0 million in the three months ended March 31, 2010 compared with $45.0 million in the three months ended March 31, 2009. Net cash used in financing activities in both periods consisted of payment of long-term debt.
Working capital was $248.5 million at March 31, 2010, compared to $327.0 million at December 31, 2009. The current ratio was 2.0-to-1 at March 31, 2010, compared to 2.8-to-1 at December 31, 2009. The decrease in working capital primarily resulted from the reclassification of $78.0 million of long-term debt from non-current liabilities to current liabilities in the three months ended March 31, 2010.
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our asset-based loan (“ABL”), pension funding requirements, and in 2010, receipt of federal income tax refunds, $57.3 million of which was received on April 12, 2010.
We are focused on effective cash management. However, if we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
At March 31, 2010, we had $60.5 million of cash and cash equivalents, $78.0 million of debt outstanding, and excess availability to borrow up to an additional $20.5 million subject to certain provisions, including those provisions described in “Financing Arrangements” below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2010, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.
As described in “Financing Arrangements” below, we obtained a waiver from our requirement to provide a representation concerning our pension underfunded status to the financial institutions from which we obtained the ABL. Absent this waiver, we would not have been able to satisfy this requirement at March 31, 2010. The waiver expires upon the earlier of January 1, 2011 or such date that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. Because the waiver expires within a period less than one year from the balance sheet date and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have reclassified all amounts outstanding under the ABL to current maturities as of March 31, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115.5 million at December 31, 2009, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $78.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For example, at our December 31, 2009 measurement date, we used a discount rate of 6% to measure the projected benefit obligation. If we had used a discount rate of 6.25% or 5.75%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $13.3 million, respectively. For additional information regarding the waiver and the classification of our long-term debt, see “Financing Arrangements” below. For information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.
On April 12, 2010, subsequent to the balance sheet date, we received $57.3 million of our income tax refund receivable. This cash receipt will be reflected in the Balance Sheet and Statement of Cash Flows in our quarterly report on Form 10-Q for the period ended June 30, 2010. The remainder of the income tax refund is expected to be received in 2010, subject to the filing of our final 2009 income tax return. The refund primarily stems from the Worker, Home Ownership and Business Assistance Act of 2009, which was signed into law on November 6, 2009 and allows us to carry back our 2009 net operating losses for a period of 5 years, with certain limitations. Prior to this legislation, the carry back was limited to a period of two years.

Financing Arrangements
Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2010	2009
Asset-based loan	$78.0	$95.0
Less: current maturities	78.0	17.0

Long-term debt	$—	$78.0

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of March 31, 2010, there were $78.0 million of cash borrowings and $17.3 million in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75.0 million of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62.5 million of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of March 31, 2010, excess availability was $83.0 million. Therefore, we have $8.0 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $20.5 million of availability before we would be subject to the fixed charge coverage ratio.
We manage our excess availability to remain above the $75.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2010. In addition to our borrowing capacity described above, we had $60.5 million of cash and cash equivalents at March 31, 2010.
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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of December 31, 2009 and will fluctuate with excess availability. As of March 31, 2010, loans outstanding under the ABL consisted of $65.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 1.83% and $13.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of March 31, 2010 was 2.07%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50.0 million for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained a waiver (the “waiver”) to this required representation (the “representation”) until the earlier of January 1, 2011 or such date that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. As consideration for the waiver, we agreed to the modification of certain administrative clauses in the ABL agreement, and as a result we agreed to 1) submit condensed mid-month borrowing base information and 2) increase the frequency, from quarterly to monthly, at which we submit certain financial information to the financial institutions.
At the December 31, 2009 measurement date, the underfunded status of our qualified pension plan was $115.5 million, which exceeds the $50.0 million threshold by $65.5 million. We considered the underfunded status of our qualified pension plan in determining the classification of amounts outstanding under the ABL. Because the waiver from our requirement to produce the representation regarding our pension underfunded status now expires within a period less than one year from the balance sheet date and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have reclassified all amounts outstanding under the ABL to current maturities as of March 31, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115.5 million at December 31, 2009, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $78.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.
We believe our current cash position along with our cash flow from operations and ABL availability will be sufficient to fund our liquidity requirements for the foreseeable future.
Funded Status of Qualified Defined Benefit Pension Plan
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $115.5 million at December 31, 2009, the measurement date. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum required pension contributions for 2010 are not significant. However, if the relief provided by the federal government is no longer applicable to our qualified pension plan, or if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future. Assuming there are no changes in applicable regulations or minimum funding requirements to avoid benefit restrictions, and assuming there are no changes in the assumptions affecting the funded status of the pension plan, we estimate we would be required to contribute approximately $55 million to the plan by September 15, 2011 in the form of cash, company common stock, or a combination of both. These assumptions and the resulting estimate are intended for illustrative purposes only and are highly dependent on certain factors and market conditions that are outside of our control. Actual funding requirements in 2011 could be significantly more or significantly less.
The projected benefit obligation calculations performed at our December 31 measurement date are dependent on various assumptions, including discount rate. The discount rate is selected based on yields of high quality bonds with cash flows matching the timing and amount of expected future benefit payments. The plans’ projected cash flow is matched to a yield curve comprised of over 500 bonds rated Aa by Moody’s as of the measurement date. We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates. For example, at our December 31, 2009 measurement date, we used a discount rate of 6% to measure the projected benefit obligation. If we had used a discount rate of 6.25% or 5.75%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $13.3 million, respectively.
In addition, the funded status of our pension plan also impacts our compliance with the terms of our ABL. For additional information on this, see “Financing Arrangements” above.
On April 5, 2010, we made cash contributions of $5.4 million to the trust funds of our defined benefit plans. Our remaining required contributions in 2010 are approximately $3 million and we may voluntarily choose to make additional contributions in 2010. The contributions may be in the form of cash, company common stock, or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors.
Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 31, 2010, the total future payments under lease guarantees were $15.3 million and total minimum payments under subleases were $15.0 million. We considered certain of these independent parties with lease guarantees to be at risk of default and we recorded a lease termination liability of $0.9 million to cover estimated losses on these guaranteed leases.
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
We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.1 million annually. We have no derivative financial instruments at March 31, 2010.
Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2010.

b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Furniture Brands International, Inc. (as nominal defendant) and certain current and former directors and executive officers of the company entered into a Stipulation of Settlement on February 18, 2010, settling all claims asserted in two shareholder derivative suits filed in the Circuit Court of St. Louis County, Missouri in 2009. Preliminary approval of the settlement was granted by the Court on March 10, 2010 and final Court approval is pending.
For additional information, refer to Part I, Note 13 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
We describe the risk factors associated with our business below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company. You should carefully consider the risks described below in addition to all other information provided to you in this document, in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially and adversely affect our business, results of operations, and financial condition.
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
At March 31, 2010, we had $60.5 million of cash and cash equivalents, $78.0 million of debt outstanding, and excess availability to borrow up to an additional $20.5 million subject to certain provisions, including those provisions described in Note 5 “Long-Term Debt” in Part I, Item 1 of this Form 10-Q. The breach of any of these provisions could result in a default under our asset-based loan (“ABL”) and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business.
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

Item 6. Exhibits

			Incorporated by Reference
		Filed with the Form		Filing Date with
Exhibit Index No.	Exhibit Description	10-Q	Form	the SEC	Exhibit No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3

3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1

4.1	Amended and Restated Stockholders Rights Agreement, dated as of February 26, 2010, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	March 1, 2010	4.1

10.1*	Amended and Restated Executive Employment Agreement dated as of February 4, 2010, by and between the Company and Ralph P. Scozzafava		8-K	February 10, 2010	10.1

10.2*	Executive Severance Plan, amended and restated effective July 1, 2010.		8-K	March 1, 2010	10.1

31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X

*	Exhibit is a management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)
By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer) Date: May 7, 2010