Form 10-Q
period 2010-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2010-08-06
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
50,855,206 shares as of July 31, 2010

FURNITURE BRANDS INTERNATIONAL, INC.
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

June 30, 2010
December 31, 2009

Consolidated Statements of Operations:	4

Three Months Ended June 30, 2010
Three Months Ended June 30, 2009

Six Months Ended June 30, 2010
Six Months Ended June 30, 2009

Consolidated Statements of Cash Flows:	6

Six Months Ended June 30, 2010
Six Months Ended June 30, 2009

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I

Item 1.	Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$102,790	$83,872
Receivables, less allowances of $15,680 ($26,225 at December 31, 2009)	121,639	125,513
Income tax refunds receivable	6,983	58,976
Inventories	251,454	226,078
Prepaid expenses and other current assets	9,476	9,274

Total current assets	492,342	503,713

Property, plant, and equipment, net	127,693	134,352
Trade names	87,608	87,608
Other assets	38,694	32,432

Total assets	$746,337	$758,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$77,000	$17,000
Accounts payable	89,894	83,813
Accrued employee compensation	31,138	21,036
Other accrued expenses	42,203	54,912

Total current liabilities	240,235	176,761

Long-term debt	—	78,000
Deferred income taxes	25,217	25,737
Pension liability	113,545	135,557
Other long-term liabilities	75,209	79,259

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value – none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value – 56,482,541 shares issued at June 30, 2010 and December 31, 2009	56,483	56,483
Paid-in capital	193,403	224,133
Retained earnings	275,574	267,829
Accumulated other comprehensive loss	(107,261)	(111,471)
Treasury stock at cost 5,627,335 shares at June 30, 2010 and 7,797,319 shares at December 31, 2009	(126,068)	(174,183)

Total shareholders’ equity	292,131	262,791

Total liabilities and shareholders’ equity	$746,337	$758,105

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Three Months Ended June 30,
	2010	2009

Net sales	$289,463	$288,263

Cost of sales	215,072	226,635

Gross profit	74,391	61,628

Selling, general, and administrative expenses	75,166	76,015

Operating loss	(775)	(14,387)

Interest expense	734	1,512

Other income, net	462	761

Loss before income tax expense (benefit)	(1,047)	(15,138)

Income tax expense (benefit)	(5,295)	855

Net earnings (loss)	$4,248	$(15,993)

Net earnings (loss) per common share — basic and diluted:	$0.09	$(0.33)

Weighted average shares of common stock outstanding:
Basic	49,350	48,282
Diluted	49,414	48,282
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Six Months Ended June 30,
	2010	2009

Net sales	$611,854	$645,134

Cost of sales	453,014	503,165

Gross profit	158,840	141,969

Selling, general, and administrative expenses	155,030	159,229

Operating earnings (loss)	3,810	(17,260)

Interest expense	1,578	3,300

Other income, net	741	1,687

Earnings (loss) before income tax expense (benefit)	2,973	(18,873)

Income tax expense (benefit)	(4,772)	1,296

Net earnings (loss)	$7,745	$(20,169)

Net earnings (loss) per common share — basic and diluted:	$0.16	$(0.42)

Weighted average shares of common stock outstanding:
Basic	48,826	48,301
Diluted	48,828	48,301
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$7,745	$(20,169)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	12,025	12,675
Compensation expense related to stock option grants and restricted stock awards	893	(1,414)
Provision (benefit) for deferred income taxes	(520)	717
Other, net	(1,978)	(1,639)
Changes in operating assets and liabilities:
Accounts receivable	3,874	40,947
Income tax refunds receivable	51,993	35,808
Inventories	(25,376)	45,069
Prepaid expenses and other assets	(808)	(2,527)
Accounts payable and other accrued expenses	3,472	(62,771)
Other long-term liabilities	(5,013)	(11,159)

Net cash provided by operating activities	46,307	35,537

Cash flows from investing activities:
Additions to property, plant, equipment, and software	(11,371)	(6,003)
Proceeds from the disposal of assets	2,050	2,159

Net cash used in investing activities	(9,321)	(3,844)

Cash flows from financing activities:
Payments of long-term debt	(18,000)	(61,000)
Other	(68)	(10)

Net cash used in financing activities	(18,068)	(61,010)

Net increase (decrease) in cash and cash equivalents	18,918	(29,317)
Cash and cash equivalents at beginning of period	83,872	106,580

Cash and cash equivalents at end of period	$102,790	$77,263

Supplemental disclosure:

Cash refunds for income taxes, net	$(56,488)	$(35,224)
Cash payments for interest expense	$1,434	$3,686
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
(unaudited)
          1.    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2010.
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
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restructuring charges:
Contract termination costs	$—	$—	$614	$—
Termination benefits	822	1,912	855	2,330
Closed store occupancy and lease costs	988	610	1,920	2,005
Gain on the sale of assets	—	(175)	(928)	(175)

	1,810	2,347	2,461	4,160
Impairment charges	120	—	187	—

	$1,930	$2,347	$2,648	$4,160

Statement of Operations classification:
Cost of sales	$—	$1,788	$33	$2,206
Selling, general, and administrative expenses	1,930	559	2,615	1,954

	$1,930	$2,347	$2,648	$4,160

Asset impairment charges were recorded to reduce the carrying value of idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $10,139 at June 30, 2010 and $9,675 at December 31, 2009.

Closed store occupancy and lease costs include occupancy costs associated with closed retail locations, early contract termination settlements for retail leases, and adjustments to closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. This liability is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals.
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended June 30,
	2010	2009
Accrual for closed store lease liabilities at beginning of period	$24,574	$26,669
Charges (credit) to expense	(336)	(1,502)
Less cash payments	2,102	3,648

Accrual for closed store lease liabilities at end of period	$22,136	$21,519

In the second quarter of 2009, we approved a plan to open two previously closed company-owned retail stores during 2009. As a result of this decision, the closed store lease liability of $1,879 previously recorded for these company-owned stores was reversed in the second quarter of 2009.
At June 30, 2010, $5,760 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of June 30, 2010 are as follows:

Minimum
Lease
Payments -
Year	Closed Stores
2010	$4,223
2011	7,873
2012	8,046
2013	7,940
2014	6,828
thereafter	5,111

$40,021

Activity in the accrual for termination benefits was as follows:

	Three Months Ended June 30,
	2010	2009
Accrual for termination benefits at beginning of period	$1,945	$2,608
Charges to expense	822	1,912
Less cash payments	1,769	3,057

Accrual for termination benefits at end of period	$998	$1,463

The accrual for termination benefits at June 30, 2010 is classified as accrued employee compensation.

          3.    INVENTORIES
Inventories are summarized as follows:

	June 30,	December 31,
	2010	2009
Finished products	$155,027	$142,982
Work-in-process	16,919	15,320
Raw materials	79,508	67,776

	$251,454	$226,078

          4.    PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	June 30,	December 31,
	2010	2009
Land	$11,375	$11,442
Buildings and improvements	190,136	190,760
Machinery and equipment	221,381	251,046

	422,892	453,248
Less accumulated depreciation	295,199	318,896

	$127,693	$134,352

Depreciation expense was $4,799 and $5,543 for the three months ended June 30, 2010 and June 30, 2009, respectively, and $9,793 and $10,834 for the six months ended June 30, 2010 and June 30, 2009, respectively.
          5.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Asset-based loan	$77,000	$95,000
Less: current maturities	77,000	17,000

Long-term debt	$-	$78,000

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450,000. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of June 30, 2010, there were $77,000 of cash borrowings and $15,693 in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75,000 of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62,500 of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of June 30, 2010, excess availability was $79,584. Therefore, we have $4,584 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $17,084 of availability before we would be subject to the fixed charge coverage ratio.
We manage our excess availability to remain above the $75,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2010. In addition to our borrowing capacity described above, we had $102,790 of cash and cash equivalents at June 30, 2010.

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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of June 30, 2010 and will fluctuate with excess availability. As of June 30, 2010, loans outstanding under the ABL consisted of $65,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 2.09% and $12,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of June 30, 2010 was 2.27%.
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
At the December 31, 2009 measurement date, the underfunded status of our qualified pension plan was $115,488, which exceeds the $50,000 threshold by $65,488. We considered the underfunded status of our qualified pension plan in determining the classification of amounts outstanding under the ABL. Because the waiver from our requirement to produce the representation regarding our pension underfunded status expires within a period less than one year from the balance sheet date, and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have classified all amounts outstanding under the ABL as current maturities as of June 30, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115,488 at December 31, 2009, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77,000 is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see Note 7. Employee Benefits below.
          6.    LIQUIDITY
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our ABL, pension funding requirements, and, in 2010, receipt of income tax refunds.
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
At June 30, 2010, we had $102,790 of cash and cash equivalents, $77,000 of debt outstanding, and excess availability to borrow up to an additional $17,084 subject to certain provisions, including those provisions described in Note 5. Long-Term Debt. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2010, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.
We considered the underfunded status of our qualified pension plan in determining the classification of amounts outstanding under the ABL. Because the waiver from our requirement to produce the representation regarding our pension underfunded status expires within a period less than one year from the balance sheet date and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have classified all amounts outstanding under the ABL as current maturities as of June 30, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115,488 at December 31, 2009, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77,000 is repaid. For additional information regarding the waiver and the classification of our long-term debt, see Note 5. Long-Term Debt above. For additional information regarding the funded status of our pension plan and required future contributions, see Note 7. Employee Benefits below.
          7.    EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Defined benefit plans	$2,714	$1,727	$5,428	$3,454
Defined contribution plan (401k plan) – company	1,691	2,278	3,364	4,259
Other	140	150	270	262

	$4,545	$4,155	$9,062	$7,975

The components of net periodic pension expense for Company-sponsored defined benefit plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$605	$725	$1,210	$1,450
Interest cost	6,464	6,436	12,928	12,872
Expected return on plan assets	(6,227)	(6,538)	(12,454)	(13,076)
Net amortization and deferral	1,872	1,104	3,744	2,208

Net periodic pension expense	$2,714	$1,727	$5,428	$3,454

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
On April 5, 2010, we made cash contributions of $5,400 to the trust funds of our defined benefit plans. In addition, on May 21, 2010, we contributed 2,300,000 shares of our common stock to the trust funds. The fair value of the shares was $7.20 per share, or $16,560 in the aggregate, as of June 3, 2010, the effective date of the registration statement. The contribution of shares is a non-cash transaction and thus is not reflected in the Consolidated Statements of Cash Flows for the six months ended June 30, 2010. We may voluntarily choose to make additional contributions to the trust funds during 2010. The contributions may be in the form of cash, company common stock, or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors.
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which may provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act may provide opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. We are assessing the potential benefits and conditions of the act and have not yet determined whether we will elect the provisions of the act.
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
          8.    STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS
A summary of option activity for the six months ended June 30, 2010 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	3,072,717	$18.06
Granted	608,720	6.75
Exercised	—	—
Forfeited or expired	(880,500)	16.22

Outstanding at June 30, 2010	2,800,937	$16.18

The weighted average exercise price and the weighted average fair value per share for stock options granted during the six months ended June 30, 2010 was $6.75 and $4.41, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the six months ended June 30, 2010:

Risk-free interest rate	1.8%
Expected dividend yield	0%
Expected life (in years)	4.0
Expected volatility	91.8%
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
A summary of non-vested restricted stock activity for the six months ended June 30, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2009	197,553	$9.48
Granted	746,875	7.96
Vested	(62,021)	11.08
Forfeited	(18,427)	10.64

Outstanding at June 30, 2010	863,980	$8.02

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

A summary of restricted stock unit activity for the six months ended June 30, 2010 is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39
Outstanding at December 31, 2009	1,259,958	1,259,958
Granted	—	30,000
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2010	1,259,958	1,289,958

Compensation expense of $4,463 and $854 was recorded for the six months ended June 30, 2010 and 2009, respectively, for restricted stock unit awards. Compensation expense recorded in the six months ended June 30, 2010 is attributable to performance during the period, increases in the estimated fair value of the awards, and, for certain awards, a reduction in the derived service period over which compensation expense is recognized. Compensation expense recorded in the six months ended June 30, 2009 is attributable to performance during the period and increases in the estimated fair value of the awards, partially offset by forfeiture activity.
The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. For the awards with a share price objective of $6.26, the share price objective was achieved in the first quarter of 2010. The achievement of the share price objective prior to the end of the original derived service period necessitated a reduction in the derived service period to a period equal to the remaining service retention period. This reduction in the derived service period resulted in accelerated recognition of compensation expense in the six months ended June 30, 2010. At June 30, 2010, the remaining durations of the derived service periods are 0.5 years and 1.6 years for the awards with $6.26 and $9.39 share price objectives, respectively. The following assumptions were used to determine the fair value of the restricted stock units as of June 30, 2010:

Risk-free interest rate	1.2%
Expected dividend yield	0.0%
Expected volatility	97.2%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at June 30, 2010. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant.
          9.    EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares used for basic earnings (loss) per common share	49,350,000	48,282,000	48,826,000	48,301,000
Effect of dilutive stock options and restricted stock	64,000	—	2,000	—

Weighted average shares used for diluted earnings (loss) per common share	49,414,000	48,282,000	48,828,000	48,301,000

Excluded from the computation of diluted earnings (loss) per common share for the three and six months ended June 30, 2010 were options to purchase 2,195,937 and 2,200,937 shares, respectively, at an average price of $19.25 and $19.22 per share, respectively, and 674,632 shares of restricted stock for which vesting is contingent upon certain performance conditions. The options have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive. The shares of restricted stock have been excluded from the diluted earnings (loss) per share calculation because the performance conditions would not have been met had the performance period ended on June 30, 2010.

Excluded from the computation of diluted earnings (loss) per common share for both the three and six months ended June 30, 2009 were options to purchase 3,146,542 shares at an average price of $20.12 per share and 422,972 shares of restricted stock. The options and shares of restricted stock have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive.
          10.    INCOME TAXES
We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) has commenced full or limited scope examinations of our United States income tax returns for all subsequent years. The company and the IRS have not agreed upon certain issues which remain in the Appeals process. We also have several state examinations in progress.
We recognized income tax benefit of $5,295 and $4,772 in the three and six months ended June 30, 2010, respectively. We recognized income tax expense of $855 and $1,296 in the three and six months ended June 30, 2009, respectively. The increase in income tax benefit in the three and six months ended June 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in the second quarter of 2010. These contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable. In all periods presented, income tax expense (benefit) includes 1) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 2) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 3) expense related to unrecognized tax benefits.
As of June 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $8,176 and $8,301 respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits included accrued interest of $3,646 and $3,227, and accrued penalties of $969 and $968, respectively. In the six months ended June 30, 2010 and 2009, we recognized interest expense of $493 and $559 and penalty expense of $2 and $163 in the statement of operations, respectively, related to unrecognized tax benefits. In the three months ended June 30, 2010 and 2009, we recognized interest expense of $239 and $215 in the statement of operations, respectively, related to unrecognized tax benefits. The total amount of unrecognized tax benefits at June 30, 2010 that, if recognized, would affect the effective tax rate is $6,577.
At June 30, 2010, the deferred tax assets attributable to federal net operating loss carry forwards were $20,499, state net operating loss carry forwards were $23,472, federal tax credit carry forwards were $3,093, and state tax credit carry forwards were $3,630. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the FASB Accounting Standards Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets which decreased $4,349 and $11,650 in the three and six months ended June 30, 2010, respectively, to $158,325 as of June 30, 2010. The decrease in the valuation allowance in the three and six months ended June 30, 2010 is primarily attributable to decreases in net deferred tax assets, driven by a decrease in certain accrued expenses and the utilization of certain deferred tax assets.
As a result of the valuation allowance established in prior periods for specific deferred tax assets, including certain net operating loss carry forwards, any utilization of these specific assets will result in the recognition of income tax benefit in the period the assets are utilized. In the six months ended June 30, 2010, we utilized net operating loss carry forwards as we realized earnings before income tax expense. The utilization of certain net operating loss carry forwards resulted in a reduction of the valuation allowance which offset income tax expense.
          11.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.

          12.    COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings (loss)	$4,248	$(15,993)	$7,745	$(20,169)
Other comprehensive income:
Pension liability	1,870	1,104	3,740	2,208
Foreign currency translation	(310)	932	470	261

	1,560	2,036	4,210	2,469
Income tax expense	—	28	—	55

Other comprehensive income	1,560	2,008	4,210	2,414

Total comprehensive income (loss)	$5,808	$(13,985)	$11,955	$(17,755)

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	June 30,	December 31,
	2010	2009
Pension liability	$(108,700)	$(112,440)
Foreign currency translation	1,439	969

	$(107,261)	$(111,471)

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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 30, 2010, the total future payments under lease guarantees were $14,255 and total minimum payments under subleases were $14,277. We considered certain of these independent parties with lease guarantees to be at risk of default and we recorded a lease termination liability of $161 to cover estimated losses on these guaranteed leases.

          14.    CHANGES IN ESTIMATE
In the fourth quarter of 2009, we recorded a charge of $9,134 which reflected our best estimate of the probable cost to resolve certain international tax and trade compliance matters. As a result of favorable settlements and actions taken by the Company as well as other conditions in the second quarter of 2010, our potential exposure and our estimate of the probable cost to resolve these matters decreased and we recognized a corresponding reduction in selling, general, and administrative expenses of $4,105 in the second quarter of 2010. Our remaining liability for these matters is $4,493 as of June 30, 2010.

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

Business Trends and Strategy
Sales trended flat in the second quarter of 2010 compared to the second quarter of 2009, but declined 5.2% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. We believe sales continue to be depressed primarily due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have taken several significant steps and continue to take actions to reduce costs, preserve cash, and drive profitable sales. In the first two quarters of 2010, we have experienced benefits from these measures including increased gross profit as a percentage of sales, decreased selling, general, and administrative expenses, and reduced debt.
In 2010, our entire organization is focused on bringing the best products to the market, increasing top-line sales, continuing to take costs out of the business, and strengthening our financial position for the future. Our initiatives include:
▪
Development of a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers and dealers with proven consumer research methodologies that are new to the furniture industry.

▪	Supporting our retail partners with national advertising, innovative promotions and a web presence that drives consumer traffic to their locations.

▪	Reducing manufacturing costs through the implementation of lean and cellular manufacturing methods and through strategic sourcing relationships with suppliers that leverage the company’s scale.
While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the economy and consumer retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following tables have been prepared to set forth certain statement of operations and other data for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$289.5	100.0%	$288.3	100.0%
Cost of sales	215.1	74.3	226.7	78.6

Gross profit	74.4	25.7	61.6	21.4
Selling, general, and administrative expenses	75.2	26.0	76.0	26.4

Loss from operations	(0.8)	(0.3)	(14.4)	(5.0)
Interest expense	0.7	0.2	1.5	0.5
Other income, net	0.5	0.2	0.8	0.3

Loss before income tax expense (benefit)	(1.0)	(0.3)	(15.1)	(5.2)
Income tax expense (benefit)	(5.3)	(1.8)	0.9	0.3

Net earnings (loss)	$4.2	1.5%	$(16.0)	(5.5)%

Net earnings (loss) per common share — basic and diluted	$0.09		$(0.33)

	Six Months Ended June 30,
	2010		2009
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$611.9	100.0%	$645.1	100.0%
Cost of sales	453.0	74.0	503.2	78.0

Gross profit	158.9	26.0	142.0	22.0
Selling, general, and administrative expenses	155.0	25.3	159.2	24.7

Earnings (loss) from operations	3.8	0.6	(17.3)	(2.7)
Interest expense	1.6	0.3	3.3	0.5
Other income, net	0.7	0.1	1.7	0.3

Earnings (loss) before income tax expense (benefit)	3.0	0.5	(18.9)	(2.9)
Income tax expense (benefit)	(4.8)	(0.8)	1.3	0.2

Net earnings (loss)	$7.7	1.3%	$(20.2)	(3.1)%

Net earnings (loss) per common share — basic and diluted	$0.16		$(0.42)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net sales for the three months ended June 30, 2010 were $289.5 million compared to $288.3 million in the three months ended June 30, 2009, an increase of $1.2 million, or 0.4%. The increase in net sales was primarily the result of lower price discounts and increased retail sales, partially offset by decisions to abandon unprofitable products, customers, and programs, resulting in lower sales volume.
Gross profit for the three months ended June 30, 2010 increased to $74.4 million compared to $61.6 million in the three months ended June 30, 2009. Gross margin for the three months ended June 30, 2010 increased to 25.7% compared to 21.4% in the three months ended June 30, 2009. The increases in gross profit and gross margin are primarily due to lower price discounts proportionate to sales, increased efficiencies in our supply chain, and improved capacity utilization, partially offset by lower sales.
Selling, general, and administrative expenses decreased to $75.2 million in the three months ended June 30, 2010 from $76.0 million in the three months ended June 30, 2009. The decrease in selling, general, and administrative expenses was primarily due to lower headcount, lower employee benefit costs, reduced exposure to certain international trade compliance matters, lower bad debt expenses, and lower rent expense, partially offset by higher incentive compensation costs and professional fees.
Interest expense for the three months ended June 30, 2010 totaled $0.7 million compared to $1.5 million in the three months ended June 30, 2009. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.
Income tax benefit for the three months ended June 30, 2010 totaled $5.3 million compared to income tax expense of $0.9 million in the three months ended June 30, 2009. The increase in income tax benefit in the three months ended June 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in the second quarter of 2010. These contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net earnings (loss) per common share were $0.09 and ($0.33) for the three months ended June 30, 2010 and 2009, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis were 49.4 million for the three months ended June 30, 2010 and 48.3 million for the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net sales for the six months ended June 30, 2010 were $611.9 million compared to $645.1 million in the six months ended June 30, 2009, a decrease of $33.3 million, or 5.2%. The decrease in net sales was primarily the result of continued weak retail conditions and decisions to abandon unprofitable products, customers, and programs, resulting in lower sales volume, and was partially offset by lower price discounts and increased retail sales.
Gross profit for the six months ended June 30, 2010 increased to $158.9 million compared to $142.0 million in the six months ended June 30, 2009. Gross margin for the six months ended June 30, 2010 increased to 26.0% compared to 22.0% in the six months ended June 30, 2009. The increases in gross profit and gross margin are primarily due to lower price discounts proportionate to sales, increased efficiencies in our supply chain, and improved capacity utilization, partially offset by lower sales.
Selling, general, and administrative expenses decreased to $155.0 million in the six months ended June 30, 2010 from $159.2 million in the six months ended June 30, 2009. The decrease in selling, general, and administrative expenses was primarily due to lower headcount, lower employee benefit costs, reduced exposure to certain international trade compliance matters, lower bad debt expenses, lower advertising expense, and lower rent expense, partially offset by higher incentive compensation costs and professional fees. The reduction in advertising expense is attributable to a shift in our promotional efforts from direct advertising to other cooperative arrangements with our customers.
Interest expense for the six months ended June 30, 2010 totaled $1.6 million compared to $3.3 million in the six months ended June 30, 2009. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.
Income tax benefit for the six months ended June 30, 2010 totaled $4.8 million compared to income tax expense of $1.3 million in the six months ended June 30, 2009. The increase in income tax benefit in the six months ended June 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in the second quarter of 2010. These contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net earnings (loss) per common share were $0.16 and ($0.42) for the six months ended June 30, 2010 and 2009, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis were 48.8 million for the six months ended June 30, 2010 and 48.3 million for the six months ended June 30, 2009.

Retail Results of Operations
Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Net sales	$26.4	$19.5	$10.0	$10.2

Cost of sales	14.8	11.4	6.4	6.7

Gross profit	11.6	8.2	3.6	3.5

Selling, general and administrative expenses – open stores	15.8	12.8	5.6	7.0

Operating loss – open stores (c)	(4.2)	(4.6)	(2.0)	(3.5)

Selling, general and administrative expenses – closed stores	-	-	1.0	0.6

Operating loss (c)	$(4.2)	$(4.6)	$(3.0)	$(4.1)

Number of open stores and showrooms at end of period	52	46	19	23
Number of closed locations at end of period	-	-	27	26
Same-store-sales (d):
Percentage increase (decrease)	21%	(31)%	(e )	(e )
Number of stores	40	20
a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the period.

b)
This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”). Selling, general and administrative expenses – closed stores includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities.

c)	Operating loss does not include our wholesale profit on the retail net sales.

d)	The same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

e)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including eight Drexel stores, two Lane stores, one Henredon store, one Broyhill store, and seven designer showrooms at June 30, 2010; and it is not one of our long-term strategic initiatives to grow company-owned retail store locations for these non-Thomasville brands.

Sales increased for open company-owned Thomasville retail store locations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to increased same-store-sales of 21% and the operation of additional company-owned stores since June 30, 2009. In addition to the above company-owned stores, there were 73 and 85 Thomasville dealer-owned stores at June 30, 2010 and 2009, respectively.

	Thomasville Stores (a)		All Other Retail Locations (b)
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009
Net sales	$52.0	$39.1	$20.0	$20.5

Cost of sales	29.4	22.8	12.4	13.2

Gross profit	22.6	16.3	7.7	7.3

Selling, general and administrative expenses – open stores	31.1	26.5	11.4	14.2

Operating loss – open stores (c)	(8.5)	(10.2)	(3.8)	(6.9)

Selling, general and administrative expenses – closed stores	-	-	1.9	2.0

Operating loss (c)	$(8.5)	$(10.2)	$(5.7)	$(8.9)

Same-store-sales (d):
Percentage increase (decrease)	18%	(28)%	(e )	(e )
Number of stores	40	20
Sales increased for open company-owned Thomasville retail store locations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to increased same-store-sales of 18% and the operation of additional company-owned stores since June 30, 2009.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at June 30, 2010 totaled $102.8 million, compared to $83.9 million at December 31, 2009. Net cash provided by operating activities totaled $46.3 million in the six months ended June 30, 2010 compared with $35.5 million in the six months ended June 30, 2009. Increased earnings from operations, higher receipt of income tax refunds receivable, and lower payments of long-term incentive compensation contributed increased cash flow from operations in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, partially offset by lower cash generated from working capital. Net cash used in investing activities for the six months ended June 30, 2010 totaled $9.3 million compared with $3.8 million in the six months ended June 30, 2009. The increase in cash used in investing activities is primarily the result of greater additions to software, partially offset by fewer additions to property, plant, and equipment. Net cash used in financing activities totaled $18.1 million in the six months ended June 30, 2010 compared with $61.0 million in the six months ended June 30, 2009. Net cash used in financing activities in both periods consisted of payment of long-term debt.
Working capital was $252.1 million at June 30, 2010, compared to $327.0 million at December 31, 2009. The current ratio was 2.0-to-1 at June 30, 2010, compared to 2.8-to-1 at December 31, 2009. The decrease in working capital primarily resulted from the reclassification of long-term debt from non-current liabilities to current liabilities in the first quarter of 2010.
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our asset-based loan (“ABL”), pension funding requirements, and, in 2010, receipt of income tax refunds.
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
At June 30, 2010, we had $102.8 million of cash and cash equivalents, $77.0 million of debt outstanding, and excess availability to borrow up to an additional $17.1 million subject to certain provisions, including those provisions described in “Financing Arrangements” below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2010, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.
As described in “Financing Arrangements” below, we obtained a waiver from our requirement to provide a representation concerning our pension underfunded status to the financial institutions from which we obtained the ABL. Absent this waiver, we would not have been able to satisfy this requirement at June 30, 2010. The waiver expires upon the earlier of January 1, 2011 or such date that the pension relief, under the Worker, Retiree, and Employer Recovery Act of 2008, signed into law on December 23, 2008, ceases to be applicable to our plan. Because the waiver expires within a period less than one year from the balance sheet date and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have classified all amounts outstanding under the ABL as current maturities as of June 30, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115.5 million at December 31, 2009, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For example, at our December 31, 2009 measurement date, we used a discount rate of 6% to measure the projected benefit obligation. If we had used a discount rate of 6.25% or 5.75%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $13.3 million, respectively. For additional information regarding the waiver and the classification of our long-term debt, see “Financing Arrangements” below. For information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.

Financing Arrangements
Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2010	2009
Asset-based loan	$77.0	$95.0
Less: current maturities	77.0	17.0

Long-term debt	$-	$78.0

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of June 30, 2010, there were $77.0 million of cash borrowings and $15.7 million in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75.0 million of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62.5 million of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of June 30, 2010, excess availability was $79.6 million. Therefore, we have $4.6 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $17.1 million of availability before we would be subject to the fixed charge coverage ratio.
We manage our excess availability to remain above the $75.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2010. In addition to our borrowing capacity described above, we had $102.8 million of cash and cash equivalents at June 30, 2010.
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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of June 30, 2010 and will fluctuate with excess availability. As of June 30, 2010, loans outstanding under the ABL consisted of $65.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 2.09% and $12.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of June 30, 2010 was 2.27%.
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
At the December 31, 2009 measurement date, the underfunded status of our qualified pension plan was $115.5 million, which exceeds the $50.0 million threshold by $65.5 million. We considered the underfunded status of our qualified pension plan in determining the classification of amounts outstanding under the ABL. Because the waiver from our requirement to produce the representation regarding our pension underfunded status expires within a period less than one year from the balance sheet date and as the debt will become callable at the discretion of the financial institutions if this covenant is not satisfied in January 2011, we have classified all amounts outstanding under the ABL as current maturities as of June 30, 2010. The classification of our outstanding debt will likely remain current until the pension underfunded status, which was $115.5 million at December 31, 2009, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.
We believe our current cash position along with our cash flow from operations and ABL availability will be sufficient to fund our liquidity requirements for the foreseeable future.
Funded Status of Qualified Defined Benefit Pension Plan
On April 5, 2010, we made cash contributions of $5.4 million to the trust funds of our defined benefit plans. In addition, on May 21, 2010, we contributed 2,300,000 shares of our common stock to the trust funds. The fair value of the shares was $7.20 per share, or $16.6 million in the aggregate, as of June 3, 2010, the effective date of the registration statement. The contribution of shares is a non-cash transaction and thus is not reflected in the Consolidated Statements of Cash Flows for the six months ended June 30, 2010. We may voluntarily choose to make additional contributions to the trust funds in 2010. The contributions may be in the form of cash, company common stock, or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors.
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which may provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act may provide opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. We are assessing the potential benefits and conditions of the act and have not yet determined whether we will elect the provisions of the act.
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $115.5 million at December 31, 2009, the measurement date. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum required pension contributions for 2010 are not significant. However, if the relief provided by the federal government is no longer applicable to our qualified pension plan, or if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future. Assuming 1) that the discount rate decreases 100 basis points from our previous measurement date to 5.25% at December 31, 2010, 2) that plan asset values remain unchanged from June 30, 2010 to December 31, 2010, 3) that we choose to avoid benefit restrictions, which would require us to maintain an 80% funded status, and there are no changes in applicable regulations or minimum funding requirements to avoid benefit restrictions, 4) that we do not elect the provisions of the Pension Act of 2010, and 5) there are no other changes in the assumptions affecting the funded status of the pension plan, we estimate we would be required to contribute approximately $45 million to the plan by September 15, 2011 in the form of cash, company common stock, or a combination of both. These assumptions and the resulting estimate are intended for illustrative purposes only and are highly dependent on certain factors and market conditions that are outside of our control. Actual funding requirements in 2011 could be significantly more or significantly less.
In addition, the funded status of our pension plan also impacts our compliance with the terms of our ABL. For additional information on this, see ”Financing Arrangements” above.

Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 30, 2010, the total future payments under lease guarantees were $14.3 million and total minimum payments under subleases were $14.3 million. We considered certain of these independent parties with lease guarantees to be at risk of default and we recorded a lease termination liability of $0.2 million to cover estimated losses on these guaranteed leases.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.1 million annually. We have no derivative financial instruments at June 30, 2010.
Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2010.

b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.   Legal Proceedings
Furniture Brands International, Inc. (as nominal defendant) and certain current and former directors and executive officers of the company entered into a Stipulation of Settlement on February 18, 2010, settling all claims asserted in two shareholder derivative suits filed in the Circuit Court of St. Louis County, Missouri in 2009. On May 24, 2010, the Court granted final approval of the settlement.
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
Financial markets have experienced extreme disruption in recent years. As a result of this disruption in the domestic and international equity and bond markets, the asset values of our pension plans decreased significantly and further disruptions in the financial markets could adversely impact the value of our pension plan assets in the future. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $115.5 million at December 31, 2009. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum funding requirements for 2010 are not significant. However, if the relief provided by the federal government is not extended or is no longer applicable to our qualified pension plan, if there is continued downward pressure on the asset values of the plan, if the assets fail to recover in value, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of our plan in the future could be required, which would negatively impact our liquidity.
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
As part of our business strategy, we may merge with or acquire businesses and divest assets and operations. Risks commonly encountered in mergers and acquisitions include the possibility that we pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business, and the distraction of our management from ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof, which could result in dilution to existing shareholders and to earnings per share. We may also evaluate the potential disposition of assets and operations that may no longer help us meet our objectives. When we decide to sell assets or operations, we may encounter difficulty in finding buyers or alternate exit strategies on acceptable terms in a timely manner. In addition, we may dispose of assets at a price or on terms that are less than we had anticipated.
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
Certain provisions of our certificate of incorporation and shareholders’ rights plan could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. One provision in our certificate of incorporation allows us to issue stock without shareholder approval. Such issuances could make it more difficult for a third party to acquire us.
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
At June 30, 2010, we had $102.8 million of cash and cash equivalents, $77.0 million of debt outstanding, and excess availability to borrow up to an additional $17.1 million subject to certain provisions, including those provisions described in Note 5 “Long-Term Debt” in Part I, Item 1 of this Form 10-Q. The breach of any of these provisions could result in a default under our asset-based loan (“ABL”) and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business.
If we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds or settle liabilities through issuances of equity or convertible securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)          Issuer Purchases of Equity Securities
Information concerning our stock repurchases during the quarter ended June 30, 2010 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans or
	Shares Purchased	per Share (1)	or Programs	Programs
April 1 to April 30, 2010	1,707	6.80	—	—
May 1 to May 31, 2010	6,837	8.25	—	—
June 1 to June 30, 2010	—	—	—	—
Total	8,544	7.96	—	—

(1)          Shares valued at the average of the high and low prices of the common stock as reported by the New York Stock Exchange on the vesting date.

Item 6. Exhibits

			Incorporated by Reference
		Filed
		with
Exhibit		the
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-Q	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 7, 2008		8-K	August 13, 2008	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of February 26, 2010, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	March 1, 2010	4.1
10.1*	Furniture Brands International, Inc. 2010 Omnibus Incentive Plan		S-8	May 6, 2010	4.1
10.2*	Form of Restricted Stock Award Agreement under 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.2
10.3*	Form of Restricted Stock Unit Agreement under 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.3
10.4*	Form of Nonqualified Stock Option Agreement under 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.4
10.5*	Form of Incentive Stock Option Agreement under 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.5
10.6*	Form of Performance Share Agreement under 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.6
10.7*	Furniture Brands International, Inc. 2010 Employee Stock Purchase Plan		S-8	May 6, 2010	4.2
10.8	Registration Rights Agreement dated May 21, 2010, between the Company and Evercore Trust Company, N.A		8-K	May 24, 2010	10.1
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
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

Date: August 6, 2010