Form 10-Q
period 2010-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2010-11-05
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
55,010,759 shares as of October 31, 2010

FURNITURE BRANDS INTERNATIONAL, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

September 30, 2010
December 31, 2009

Consolidated Statements of Operations:	4

Three Months Ended September 30, 2010
Three Months Ended September 30, 2009

Nine Months Ended September 30, 2010
Nine Months Ended September 30, 2009

Consolidated Statements of Cash Flows:	6

Nine Months Ended September 30, 2010
Nine Months Ended September 30, 2009

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 5. Other Information	31

Item 6. Exhibits	31
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, and Maitland-Smith, among others.

PART I
Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$70,189	$83,872
Receivables, less allowances of $14,761 ($26,225 at December 31, 2009)	118,306	125,513
Income tax refunds receivable	6,983	58,976
Inventories	276,471	226,078
Prepaid expenses and other current assets	11,940	9,274

Total current assets	483,889	503,713

Property, plant, and equipment, net	126,049	134,352
Trade names	87,608	87,608
Other assets	37,366	32,432

Total assets	$734,912	$758,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$17,000
Accounts payable	98,667	83,813
Accrued employee compensation	18,278	21,036
Other accrued expenses	39,487	54,912

Total current liabilities	156,432	176,761

Long-term debt	77,000	78,000
Deferred income taxes	23,008	25,737
Pension liability	91,382	135,557
Other long-term liabilities	72,297	79,259

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at September 30, 2010 and 56,482,541 shares issued December 31, 2009	60,615	56,483
Paid-in capital	210,728	224,133
Retained earnings	273,480	267,829
Accumulated other comprehensive loss	(104,419)	(111,471)
Treasury stock at cost 5,606,943 shares at September 30, 2010 and 7,797,319 shares at December 31, 2009	(125,611)	(174,183)

Total shareholders’ equity	314,793	262,791

Total liabilities and shareholders’ equity	$734,912	$758,105

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Three Months Ended
	September 30,
	2010	2009

Net sales	$271,987	$293,662

Cost of sales	204,592	225,920

Gross profit	67,395	67,742

Selling, general, and administrative expenses	70,721	89,172

Operating loss	(3,326)	(21,430)

Interest expense	789	1,036

Other expense, net	395	190

Loss before income tax expense (benefit)	(4,510)	(22,656)

Income tax expense (benefit)	(2,416)	880

Net loss	$(2,094)	$(23,536)

Net loss per common share — basic and diluted:	$(0.04)	$(0.49)

Weighted average shares of common stock outstanding:
Basic	51,927	48,288
Diluted	51,927	48,288
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share information)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Net sales	$883,841	$938,796

Cost of sales	657,606	729,085

Gross profit	226,235	209,711

Selling, general, and administrative expenses	225,751	248,401

Operating earnings (loss)	484	(38,690)

Interest expense	2,367	4,336

Other income, net	346	1,497

Loss before income tax expense (benefit)	(1,537)	(41,529)

Income tax expense (benefit)	(7,188)	2,176

Net earnings (loss)	$5,651	$(43,705)

Net earnings (loss) per common share — basic and diluted:	$0.11	$(0.90)

Weighted average shares of common stock outstanding:
Basic	49,871	48,296
Diluted	49,887	48,296
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$5,651	$(43,705)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	17,540	18,311
Compensation expense related to stock option grants and restricted stock awards	1,816	(971)
Provision (benefit) for deferred income taxes	(3,018)	892
Other, net	(591)	(317)
Changes in operating assets and liabilities:
Accounts receivable	7,206	45,727
Income tax refunds receivable	51,993	35,808
Inventories	(50,392)	70,100
Prepaid expenses and other assets	(2,006)	(228)
Accounts payable and other accrued expenses	(3,040)	(55,940)
Other long-term liabilities	(6,922)	(7,852)

Net cash provided by operating activities	18,237	61,825

Cash flows from investing activities:
Additions to property, plant, equipment, and software	(16,190)	(7,846)
Proceeds from the disposal of assets	2,338	3,941

Net cash used in investing activities	(13,852)	(3,905)

Cash flows from financing activities:
Payments of long-term debt	(18,000)	(88,000)
Other	(68)	(10)

Net cash used in financing activities	(18,068)	(88,010)

Net decrease in cash and cash equivalents	(13,683)	(30,090)
Cash and cash equivalents at beginning of period	83,872	106,580

Cash and cash equivalents at end of period	$70,189	$76,490

Supplemental disclosure:

Cash refunds for income taxes, net	$(56,561)	$(35,088)
Cash payments for interest expense	$2,177	$4,500
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
(unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2010.
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
We have been executing plans to improve our performance. These measures include consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, managing product inventory levels better to reflect consumer demand, transforming our transportation methods to be more cost effective, exiting unprofitable retail locations, limiting our credit exposure to weak retail partners, and discontinuing unprofitable lines of business and licensing arrangements. In addition, we have been executing plans to reduce our workforce and to centralize certain functions, including accounting, human resources, and supply chain management, to a shared services function.
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restructuring charges:
Contract termination costs (credit)	$(614)	$—	$—	$—
Termination benefits	194	1,912	1,049	4,242
Closed store occupancy and lease costs	1,610	3,278	3,530	5,283
Gain on the sale of assets	—	(208)	(928)	(383)

	1,190	4,982	3,651	9,142
Impairment charges	1,847	628	2,034	628

	$3,037	$5,610	$5,685	$9,770

Statement of Operations classification:
Cost of sales	$175	$1,326	$208	$3,532
Selling, general, and administrative expenses	2,862	4,284	5,477	6,238

	$3,037	$5,610	$5,685	$9,770

Asset impairment charges were recorded to reduce the carrying value of idle facilities and related machinery and equipment to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers,

(ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $9,909 at September 30, 2010 and $9,675 at December 31, 2009.
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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended September 30,
	2010	2009
Accrual for closed store lease liabilities at beginning of period	$22,136	$21,519
Charges to expense	257	1,645
Less cash payments	1,481	1,753

Accrual for closed store lease liabilities at end of period	$20,912	$21,411

At September 30, 2010, $4,847 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of September 30, 2010 are as follows:

Minimum
Lease
Payments -
Year	Closed Stores
2010	$1,969
2011	7,873
2012	8,046
2013	7,940
2014	6,828
thereafter	5,111

$37,767

Activity in the accrual for termination benefits was as follows:

	Three Months Ended September 30,
	2010	2009
Accrual for termination benefits at beginning of period	$998	$1,463
Charges to expense	194	1,912
Less cash payments	822	1,305

Accrual for termination benefits at end of period	$370	$2,070

The accrual for termination benefits at September 30, 2010 is classified as accrued employee compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	September 30,	December 31,
	2010	2009
Finished products	$176,055	$142,982
Work-in-process	17,514	15,320
Raw materials	82,902	67,776

	$276,471	$226,078

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	September 30,	December 31,
	2010	2009
Land	$11,375	$11,442
Buildings and improvements	191,275	190,760
Machinery and equipment	219,510	251,046

	422,160	453,248
Less accumulated depreciation	296,111	318,896

	$126,049	$134,352

Depreciation expense was $4,379 and $4,621 for the three months ended September 30, 2010 and September 30, 2009, respectively, and $14,172 and $15,455 for the nine months ended September 30, 2010 and September 30, 2009, respectively.
5.	LONG-TERM DEBT
Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
Asset-based loan	$77,000	$95,000
Less: current maturities	—	17,000

Long-term debt	$77,000	$78,000

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450,000. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of September 30, 2010, there were $77,000 of cash borrowings and $15,123 in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75,000 of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62,500 of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of September 30, 2010, excess availability was $84,804. Therefore, we have $9,804 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $22,304 of availability before we would be subject to the fixed charge coverage ratio.
We manage our excess availability to remain above the $75,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. In addition to our borrowing capacity described above, we had $70,189 of cash and cash equivalents as of September 30, 2010.

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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of September 30, 2010 and will fluctuate with excess availability. As of September 30, 2010, loans outstanding under the ABL consisted of $65,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 1.98% and $12,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of September 30, 2010 was 2.18%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50,000 for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we have obtained waivers to this required representation (the “representation”). The most recent waiver (the “waiver”) was received on September 24, 2010 and extends until January 1, 2012 . We provided no consideration for this waiver.
At the December 31, 2009 measurement date, the underfunded status of our qualified pension plan was $115,488, which exceeds the $50,000 threshold by $65,488. We considered the underfunded status of our qualified pension plan in determining it is appropriate to classify amounts outstanding under the ABL as long-term debt as of September 30, 2010. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period greater than one year from the balance sheet date. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the pension underfunded status, which was $115,488 at December 31, 2009, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77,000 is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see Note 7. Employee Benefits below.
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
At September 30, 2010, we had $70,189 of cash and cash equivalents, $77,000 of debt outstanding, and excess availability to borrow up to an additional $22,304 subject to certain provisions, including those provisions described in Note 5. Long-Term Debt. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement throughout 2010, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.
We considered the underfunded status of our qualified pension plan in determining it is appropriate to classify amounts outstanding under the ABL as long-term debt as of September 30, 2010. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period greater than one year from the balance sheet date. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the pension underfunded status, which was $115,488 at December 31, 2009, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77,000 is repaid. For additional information regarding the waiver and the classification of our long-term debt, see Note 5. Long-Term Debt above. For additional information regarding the funded status of our pension plan and required future contributions, see Note 7. Employee Benefits below.
7.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Defined benefit plans	$2,714	$1,743	$8,142	$5,197
Defined contribution plan (401k plan) — company match	1,550	1,363	4,914	5,622
Other	174	85	444	347

	$4,438	$3,191	$13,500	$11,166

The components of net periodic pension expense for Company-sponsored defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$605	$282	$1,815	$1,732
Interest cost	6,464	6,582	19,392	19,454
Expected return on plan assets	(6,227)	(6,529)	(18,681)	(19,605)
Net amortization and deferral	1,872	1,408	5,616	3,616

Net periodic pension expense	$2,714	$1,743	$8,142	$5,197

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
On April 5, 2010, we made cash contributions of $5,400 to the trust funds of our defined benefit plans. On May 21, 2010, we contributed 2,300,000 shares of our common stock to the trust funds. The fair value of the shares was $7.20 per share, or $16,560 in the aggregate, as of June 3, 2010, the effective date of the registration statement. In addition, on September 2, 2010, we contributed 4,132,000 shares of our common stock to the trust funds. The fair value of the shares was $5.08 per share, or $20,991 in the aggregate, as of September 15, 2010, the effective date of the registration statement. The contributions of shares are non-cash transactions and thus are not reflected in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010. We may voluntarily choose to make additional contributions to the trust funds during 2010. The contributions may be in the form of cash, company common stock, or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors and are subject to certain limitations or penalties, including those established by the Employee Retirement Income Security Act, based on the percentage of plan assets held in company common stock.
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
A summary of option activity for the nine months ended September 30, 2010 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	3,072,717	$18.06
Granted	623,720	6.72
Exercised	—	—
Forfeited or expired	(949,875)	16.64

Outstanding at September 30, 2010	2,746,562	$15.98

The weighted average exercise price and the weighted average fair value per share for stock options granted during the nine months ended September 30, 2010 was $6.72 and $4.38, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the nine months ended September 30, 2010:

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
A summary of non-vested restricted stock activity for the nine months ended September 30, 2010 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2009	197,553	$9.48
Granted	767,267	7.91
Vested	(63,931)	11.06
Forfeited	(18,427)	10.64

Outstanding at September 30, 2010	882,462	$7.97

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

A summary of restricted stock unit activity for the nine months ended September 30, 2010 is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39
Outstanding at December 31, 2009	1,259,958	1,259,958
Granted	—	30,000
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2010	1,259,958	1,289,958

Compensation expense of $6,064 and $2,808 was recorded for the nine months ended September 30, 2010 and 2009, respectively, for restricted stock unit awards. Compensation expense recorded in the nine months ended September 30, 2010 is attributable to performance during the period, increases in the estimated fair value of the awards, and, for certain awards, a reduction in the derived service period over which compensation expense is recognized. Compensation expense recorded in the nine months ended September 30, 2009 is attributable to performance during the period and increases in the estimated fair value of the awards, partially offset by forfeiture activity.
The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. For the awards with a share price objective of $6.26, the share price objective was achieved in the first quarter of 2010. The achievement of the share price objective prior to the end of the original derived service period necessitated a reduction in the derived service period to a period equal to the remaining service retention period. This reduction in the derived service period resulted in accelerated recognition of compensation expense in the nine months ended September 30, 2010. As of September 30, 2010, the remaining durations of the derived service periods are 0.25 years and 1.35 years for the awards with $6.26 and $9.39 share price objectives, respectively. The following assumptions were used to determine the fair value of the restricted stock units as of September 30, 2010:

Risk-free interest rate	0.8%
Expected dividend yield	0.0%
Expected volatility	101.9%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. The dividend yield is calculated based upon the dividend rate as of September 30, 2010. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant.
9.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares used for basic earnings (loss) per common share	51,926,978	48,288,495	49,871,294	48,295,685
Effect of dilutive stock options and restricted stock	—	—	16,096	—

Weighted average shares used for diluted earnings (loss) per common share	51,926,978	48,288,495	49,887,390	48,295,685

Excluded from the computation of diluted earnings (loss) per common share for the nine months ended September 30, 2010 were options to purchase 2,145,562 shares at an average price of $19.04 per share and 674,632 shares of restricted stock for which vesting is contingent upon certain performance conditions. The options have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive. The shares of restricted stock have been excluded from the diluted earnings (loss) per share calculation because the performance conditions would not have been met had the performance period ended on September 30, 2010.
Excluded from the computation of diluted earnings (loss) per common share for the three months ended September 30, 2010 were options to purchase 2,746,562 shares at an average price of $15.98 per share and 674,632 shares of restricted stock for which vesting is contingent upon certain performance conditions. The options and shares of restricted stock have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive.
Excluded from the computation of diluted earnings (loss) per common share for both the three and nine months ended September 30, 2009 were options to purchase 3,239,542 shares at an average price of $18.34 per share and 408,129 shares of restricted stock. The options and shares of restricted stock have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive.
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
We recognized income tax benefit of $2,416 and $7,188 in the three and nine months ended September 30, 2010, respectively. We recognized income tax expense of $880 and $2,176 in the three and nine months ended September 30, 2009, respectively. The increase in income tax benefit in the three and nine months ended September 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in 2010. These contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable. In all periods presented, income tax expense (benefit) includes 1) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 2) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 3) expense related to unrecognized tax benefits.
As of September 30, 2010 and December 31, 2009, the total amount of unrecognized tax benefits was $8,137 and $8,301 respectively. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits included accrued interest of $3,881 and $3,227, and accrued penalties of $969 and $968, respectively. In the nine months ended September 30, 2010 and 2009, we recognized interest expense of $728 and $831 and penalty expense of $2 and $164 in the statement of operations, respectively, related to unrecognized tax benefits. In the three months ended September 30, 2010 and 2009, we recognized interest expense of $236 and $272 in the statement of operations, respectively, related to unrecognized tax benefits. The total amount of unrecognized tax benefits at September 30, 2010 that, if recognized, would affect the effective tax rate is $6,535.
As of September 30, 2010, the deferred tax assets attributable to federal net operating loss carry forwards were $31,421, state net operating loss carry forwards were $24,471, federal tax credit carry forwards were $3,101, and state tax credit carry forwards were $2,686. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the FASB Accounting Standards Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets which decreased $5,429 and $17,079 in the three and nine months ended September 30, 2010, respectively, to $152,896 as of September 30, 2010. The decrease in the valuation allowance in the three and nine months ended September 30, 2010 is primarily attributable to decreases in net deferred tax assets, driven by a decrease in certain accrued expenses and the utilization of certain deferred tax assets.
11.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.

12.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings (loss)	$(2,094)	$(23,536)	$5,651	$(43,705)
Other comprehensive income:
Pension liability	1,870	(2,466)	5,610	(258)
Foreign currency translation	972	1,146	1,442	1,407

	2,842	(1,320)	7,052	1,149
Income tax expense (benefit)	—	(7)	—	48

Other comprehensive income	2,842	(1,313)	7,052	1,101

Total comprehensive income (loss)	$748	$(24,849)	$12,703	$(42,604)

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	September 30,	December 31,
	2010	2009
Pension liability	$(106,830)	$(112,440)
Foreign currency translation	2,411	969

	$(104,419)	$(111,471)

13.	CONTINGENT LIABILITIES
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of September 30, 2010, the total future payments under lease guarantees were $12,105 and total minimum payments under subleases were $12,894. Our estimate of probable future losses on these guaranteed leases is not material.

14.	CHANGES IN ESTIMATE
In the fourth quarter of 2009, we recorded a charge of $9,134 which reflected our best estimate of the probable cost to resolve certain international tax and trade compliance matters. As a result of favorable settlements and actions taken by the Company as well as other conditions in the nine months ended September 30, 2010, our potential exposure and our estimate of the probable cost to resolve these matters decreased and we recognized a corresponding reduction in selling, general, and administrative expenses of $1,130 and $5,235 in the three and nine months ended September 30, 2010, respectively. Our remaining liability for these matters is $3,206 as of September 30, 2010.

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

•	Lane focuses primarily on mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.

•	Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges and also manufactures and markets promotional-priced case goods and ready-to-assemble furniture.

•	Drexel Heritage markets both casegoods and upholstered furniture under the brand names Drexel and Heritage in categories ranging from mid- to premium-priced.

•	Henredon specializes in both wood furniture and upholstered products in the premium-price category.

•	Hickory Chair manufactures a premium-priced brand of wood and upholstered furniture, offering traditional and modern styles.

•	Pearson offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.

•	Laneventure markets a premium-priced outdoor line of wicker, rattan, bamboo, exposed aluminum, and teak furniture.

•
Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories, and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names.

Business Trends and Strategy
Sales declined 7.4% in the third quarter of 2010 compared to the third quarter of 2009 and 5.9% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. We believe depressed sales are primarily the result of wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have taken several significant steps and continue to take actions to reduce costs, preserve cash, and drive profitable sales. In the first three quarters of 2010, we have experienced benefits from these measures including increased gross profit as a percentage of sales, decreased selling, general, and administrative expenses, and reduced debt.
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

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following tables have been prepared to set forth certain statement of operations and other data for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$272.0	100.0%	$293.7	100.0%
Cost of sales	204.6	75.2	225.9	76.9

Gross profit	67.4	24.8	67.7	23.1
Selling, general, and administrative expenses	70.7	26.0	89.2	30.4

Loss from operations	(3.3)	(1.2)	(21.4)	(7.3)
Interest expense	0.8	0.3	1.0	0.4
Other expense, net	0.4	0.1	0.2	0.1

Loss before income tax expense (benefit)	(4.5)	(1.7)	(22.7)	(7.7)
Income tax expense (benefit)	(2.4)	(0.9)	0.9	0.3

Net loss	$(2.1)	(0.8)%	$(23.5)	(8.0)%

Net loss per common share — basic and diluted	$(0.04)		$(0.49)

	Nine Months Ended September 30,
	2010		2009
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$883.8	100.0%	$938.8	100.0%
Cost of sales	657.6	74.4	729.1	77.7

Gross profit	226.2	25.6	209.7	22.3
Selling, general, and administrative expenses	225.8	25.5	248.4	26.5

Earnings (loss) from operations	0.5	0.1	(38.7)	(4.1)
Interest expense	2.4	0.3	4.3	0.5
Other income, net	0.3	0.0	1.5	0.2

Loss before income tax expense (benefit)	(1.5)	(0.2)	(41.5)	(4.4)
Income tax expense (benefit)	(7.2)	(0.8)	2.2	0.2

Net earnings (loss)	$5.7	0.6%	$(43.7)	(4.7)%

Net earnings (loss) per common share — basic and diluted	$0.11		$(0.90)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Net sales for the three months ended September 30, 2010 were $272.0 million compared to $293.7 million in the three months ended September 30, 2009, a decrease of $21.7 million, or 7.4%. The decrease in net sales was primarily the result of continued weak retail conditions and decisions to abandon unprofitable products, customers, and programs, partially offset by lower price discounts.
Gross profit for the three months ended September 30, 2010 decreased $0.3 million to $67.4 million compared to $67.7 million in the three months ended September 30, 2009. The decrease in gross profit is primarily attributable to lower sales ($5.0 million), partially offset by increased efficiencies in our supply chain ($4.7 million). Gross profit as a percentage of net sales for the three months ended September 30, 2010 increased to 24.8% compared to 23.1% in the three months ended September 30, 2009.
Selling, general, and administrative expenses decreased to $70.7 million in the three months ended September 30, 2010 from $89.2 million in the three months ended September 30, 2009. The decrease in selling, general, and administrative expenses was primarily due to lower incentive compensation costs ($4.5 million), lower headcount and benefit costs ($5.8 million), lower bad debt expenses ($2.3 million), lower rent expense ($1.8 million), lower professional fees ($1.4 million), and reduced exposure to certain international trade compliance matters ($1.1 million).
Interest expense for the three months ended September 30, 2010 totaled $0.8 million compared to $1.0 million in the three months ended September 30, 2009. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.
Income tax benefit for the three months ended September 30, 2010 totaled $2.4 million compared to income tax expense of $0.9 million in the three months ended September 30, 2009. The increase in income tax benefit in the three months ended September 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans.
Net loss per common share were $0.04 and $0.49 for the three months ended September 30, 2010 and 2009, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on both a basic and diluted basis were 51.9 million for the three months ended September 30, 2010 and 48.3 million for the three months ended September 30, 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net sales for the nine months ended September 30, 2010 were $883.8 million compared to $938.8 million in the nine months ended September 30, 2009, a decrease of $55.0 million, or 5.9%. The decrease in net sales was primarily the result of continued weak retail conditions leading to lower sales and decisions to abandon unprofitable products, customers, and programs, partially offset by lower price discounts.
Gross profit for the nine months ended September 30, 2010 increased to $226.2 million compared to $209.7 million in the nine months ended September 30, 2009. The increase in gross profit is primarily attributable to increased efficiencies in our supply chain ($28.8 million), partially offset by lower sales ($12.3 million). Gross profit as a percentage of net sales for the nine months ended September 30, 2010 increased to 25.6% compared to 22.3% in the nine months ended September 30, 2009.
Selling, general, and administrative expenses decreased to $225.8 million in the nine months ended September 30, 2010 from $248.4 million in the nine months ended September 30, 2009. The decrease in selling, general, and administrative expenses was primarily due to lower headcount and benefit costs ($13.1 million), lower bad debt expenses ($7.2 million), reduced exposure to certain international trade compliance matters ($5.2 million), lower advertising expense ($2.0 million), and lower rent expense ($1.9 million), partially offset by higher incentive compensation costs ($9.7 million) and professional fees ($1.4 million). The reduction in advertising expense is attributable to a shift in our promotional efforts from direct advertising to other cooperative arrangements with our customers.
Interest expense for the nine months ended September 30, 2010 totaled $2.4 million compared to $4.3 million in the nine months ended September 30, 2009. The decrease in interest expense resulted from a reduction in outstanding debt ($1.5 million) and lower interest rates ($0.4 million).
Income tax benefit for the nine months ended September 30, 2010 totaled $7.2 million compared to income tax expense of $2.2 million in the nine months ended September 30, 2009. The increase in income tax benefit in the nine months ended September 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in 2010. These contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net earnings (loss) per common share were $0.11 and ($0.90) for the nine months ended September 30, 2010 and 2009, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis were 49.9 million for the nine months ended September 30, 2010 and 48.3 million for the nine months ended September 30, 2009.

Retail Results of Operations
Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Net sales	$27.0	$21.2	$9.9	$11.6
Cost of sales	16.4	12.6	6.2	7.7

Gross profit	10.5	8.6	3.8	3.9
Selling, general and administrative expenses – open stores	15.3	14.2	5.3	6.3

Operating loss – open stores (c)	(4.7)	(5.6)	(1.5)	(2.4)
Selling, general and administrative expenses – closed stores	-	-	1.6	3.3

Operating loss (c)	$(4.7)	$(5.6)	$(3.1)	$(5.7)

Number of open stores and showrooms at end of period	51	48	19	23
Number of closed locations at end of period	-	-	26	29
Same-store-sales (d):
Percentage increase (decrease)	22%	(18)%	(e )	(e )
Number of stores	42	23

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the period.

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

e)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including eight Drexel stores, two Lane stores, one Henredon store, one Broyhill store, and seven designer showrooms at September 30, 2010; and it is not one of our long-term strategic initiatives to grow company-owned retail store locations for these non-Thomasville brands.

Sales increased for open company-owned Thomasville retail store locations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to increased same-store-sales of 22% and the operation of additional company-owned stores since September 30, 2009. In addition to the above company-owned stores, there were 71 and 78 Thomasville dealer-owned stores at September 30, 2010 and 2009, respectively.

	Thomasville Stores (a)		All Other Retail Locations (b)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009
Net sales	$79.0	$60.3	$30.0	$32.1
Cost of sales	45.9	35.3	18.5	20.9

Gross profit	33.1	24.9	11.4	11.2
Selling, general and administrative expenses – open stores	46.4	40.7	16.7	20.4

Operating loss – open stores (c)	(13.3)	(15.8)	(5.3)	(9.3)
Selling, general and administrative expenses – closed stores	-	-	3.5	5.3

Operating loss (c)	$(13.3)	$(15.8)	$(8.8)	$(14.5)

Same-store-sales (d):
Percentage increase (decrease)	21%	(24)%	(e )	(e )
Number of stores	42	23
Sales increased for open company-owned Thomasville retail store locations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to increased same-store-sales of 21% and the operation of additional company-owned stores since September 30, 2009.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at September 30, 2010 totaled $70.2 million, compared to $83.9 million at December 31, 2009. Net cash provided by operating activities totaled $18.2 million in the nine months ended September 30, 2010 compared with $61.8 million in the nine months ended September 30, 2009. Lower cash generated from inventory, accounts receivable, and other working capital led to decreased cash flow from operations in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, partially offset by increased earnings from operations, higher receipt of income tax refunds receivable, and lower payments of long-term incentive compensation. In the nine months ended September 30, 2010, we elected to increase stocks of essential raw materials and finished products to protect against any potential disruptions in the Asian supply chain, to meet current consumer demand for recently introduced products as well as support our commitments to dealers at the October High Point Market. Net cash used in investing activities for the nine months ended September 30, 2010 totaled $13.9 million compared with $3.9 million in the nine months ended September 30, 2009. The increase in cash used in investing activities is primarily the result of greater additions to software and lower proceeds from the disposition of assets, partially offset by fewer additions to property, plant, and equipment. Net cash used in financing activities totaled $18.1 million in the nine months ended September 30, 2010 compared with $88.0 million in the nine months ended September 30, 2009. Net cash used in financing activities in both periods consisted of payment of long-term debt.
Working capital was $327.5 million at September 30, 2010, compared to $326.9 million at December 31, 2009. The current ratio was 3.1-to-1 at September 30, 2010, compared to 2.8-to-1 at December 31, 2009.
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
At September 30, 2010, we had $70.2 million of cash and cash equivalents, $77.0 million of debt outstanding, and excess availability to borrow up to an additional $22.3 million subject to certain provisions, including those provisions described in “Financing Arrangements” below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement through 2011, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.
As described more fully in “Financing Arrangements” below, we obtained a waiver, until January 1, 2012, from our requirement to provide a representation concerning our pension underfunded status to the financial institutions from which we obtained the ABL. Absent this waiver, we would not have been able to satisfy this requirement at September 30, 2010. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the pension underfunded status, which was $115.5 million at December 31, 2009, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For example, at our December 31, 2009 measurement date, we used a discount rate of 6% to measure the projected benefit obligation. If we had used a discount rate of 6.25% or 5.75%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $13.3 million, respectively. For additional information regarding the waiver and the classification of our long-term debt, see “Financing Arrangements” below. For information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.

Financing Arrangements
Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2010	2009
Asset-based loan	$77.0	$95.0
Less: current maturities	-	17.0

Long-term debt	$77.0	$78.0

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.
The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of September 30, 2010, there were $77.0 million of cash borrowings and $15.1 million in letters of credit outstanding.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75.0 million of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62.5 million of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of September 30, 2010, excess availability was $84.8 million. Therefore, we have $9.8 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $22.3 million of availability before we would be subject to the fixed charge coverage ratio. As of September 30, 2010 we were in compliance with all such covenants and we anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control.
We manage our excess availability to remain above the $75.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2010. In addition to our borrowing capacity described above, we had $70.2 million of cash and cash equivalents as of September 30, 2010.
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
Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of September 30, 2010 and will fluctuate with excess availability. As of September 30, 2010, loans outstanding under the ABL consisted of $65.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 1.98% and $12.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of September 30, 2010 was 2.18%.
Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50.0 million for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we have obtained waivers to this required representation (the “representation”). The most recent waiver (the “waiver”) was received on September 24, 2010 and extends until January 1, 2012. We provided no consideration for this waiver.
At the December 31, 2009 measurement date, the underfunded status of our qualified pension plan was $115.5 million, which exceeds the $50.0 million threshold by $65.5 million. We considered the underfunded status of our qualified pension plan in determining it is appropriate to classify amounts outstanding under the ABL as long-term debt as of September 30, 2010. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period greater than one year from the balance sheet date. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the pension underfunded status, which was $115.5 million at December 31, 2009, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.
We believe our current cash position along with our cash flow from operations and ABL availability will be sufficient to fund our liquidity requirements for the foreseeable future.
Funded Status of Qualified Defined Benefit Pension Plan
On April 5, 2010, we made cash contributions of $5.4 million to the trust funds of our defined benefit plans. On May 21, 2010, we contributed 2,300,000 shares of our common stock to the trust funds. The fair value of the shares was $7.20 per share, or $16.6 million in the aggregate, as of June 3, 2010, the effective date of the registration statement. In addition, on September 2, 2010, we contributed 4,132,000 shares of our common stock to the trust funds. The fair value of the shares was $5.08 per share, or $21.0 million in the aggregate, as of September 15, 2010, the effective date of the registration statement. The contributions of shares are non-cash transactions and thus are not reflected in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010. We may voluntarily choose to make additional contributions to the trust funds in 2010. The contributions may be in the form of cash, company common stock, or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which may provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act may provide opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. We are assessing the potential benefits and conditions of the act and have not yet determined whether we will elect the provisions of the act. Our election will be definitive upon the filing of the annual report for the plan with the Department of Labor, which is expected to occur in the third quarter of 2011.
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $115.5 million at December 31, 2009, the measurement date. In December 2008, the federal government passed legislation that provides relief through 2010 from the funding requirements under the Pension Protection Act of 2006. Due to this legislation, our minimum required pension contributions for 2010 are not significant. However, if the relief provided by the federal government is no longer applicable to our qualified pension plan, or if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future. Assuming 1) that the discount rate decreases 150 basis points from our previous measurement date to 4.75% at December 31, 2010, 2) that plan asset values remain unchanged from September 30, 2010 to December 31, 2010, 3) that we choose to avoid benefit restrictions, which would require us to maintain an 80% funded status, and there are no changes in applicable regulations or minimum funding requirements to avoid benefit restrictions, 4) that we do not elect the provisions of the Pension Act of 2010, and 5) there are no other changes in the assumptions affecting the funded status of the pension plan, we estimate we would be required to contribute approximately $12 million to the plan by September 15, 2011 in the form of cash, company common stock, or a combination of both. These assumptions and the resulting estimate are intended for illustrative purposes only and are highly dependent on certain factors and market conditions that are outside of our control. Actual funding requirements in 2011 could be significantly more or significantly less.
In addition, the funded status of our pension plan also impacts our compliance with the terms of our ABL. For additional information on this, see “Financing Arrangements” above.

Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-brand stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to six years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of September 30, 2010, the total future payments under lease guarantees were $12.1 million and total minimum payments under subleases were $12.9 million. Our estimate of probable future losses on these guaranteed leases is not material.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.1 million annually. We have no derivative financial instruments at September 30, 2010.
Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2010.

b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
For a discussion of legal proceedings, refer to Part I, Note 13 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.
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
At September 30, 2010, we had $70.2 million of cash and cash equivalents, $77.0 million of debt outstanding, and excess availability to borrow up to an additional $22.3 million subject to certain provisions, including those provisions described in Note 5 “Long-Term Debt” in Part I, Item 1 of this Form 10-Q. The breach of any of these provisions could result in a default under our asset-based loan (“ABL”) and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, further deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business.
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

Item 5. Other Information
On November 3, 2010, our company’s Human Resources Committee approved amendments (“Amendments”) to the Company’s Deferred Compensation Plan (the “Plan”), which are effective as of January 1, 2011. The principal Amendments to the Plan limit deferrals to payments of base salary and annual incentive plan payments and simplify the payment options under the Plan.
The foregoing is only a summary of the principal Amendments and is qualified in its entirety by reference to the amended and restated Deferred Compensation Plan, which is filed as Exhibit 10.5 to this Form 10-Q and incorporated herein by reference.
Item 6. Exhibits

			Incorporated by Reference
		Filed
		with
Exhibit		the
Index		Form		Filing Date with the	Exhibit
No.	Exhibit Description	10-Q	Form	SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 5,2010		8-K	August 10, 2010	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of February 26, 2010, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	March 1, 2010	4.1
10.1*	Form of Change in Control Agreement effective January 1, 2011		8-K	August 10, 2010	10.1
10.2	Registration Rights Agreement dated September 2, 2010, between the Company and Evercore Trust Company, N.A.		8-K	September 3, 2010	10.1
10.3	Waiver, dated as of September 24, 2010, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc., the other Loan Parties named therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	September 27, 2010	10.1
10.4+	Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	X
10.5*	Deferred Compensation Plan, restated effective as of January 1, 2011	X
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
* Exhibit is a management contract or compensatory plan, contract or arrangement.
+ A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)
By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
Date: November 5, 2010