Form 10-K
period 2010-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2011-03-04
CIK 50957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $260,801,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

55,325,419 shares as of February 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 5, 2011 are incorporated by reference in Part III.

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith, and Creative Interiors, among others.

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

Through these brands, we design, manufacture, source, market, and distribute (i) case goods, consisting of bedroom, dining room, and living room wood furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals, and chairs, (iii) motion upholstered furniture, consisting of recliners and sleep sofas, (iv) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers, and home office furniture, and (v) decorative accessories and accent pieces. Our brands are featured in nearly every price and product category in the residential furniture industry.

Brands and Products

Each of our brands designs, manufactures, sources, and markets home furnishings, targeting specific customers in relation to style and price point.

•	Broyhill has collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles and product categories including bedroom, dining room, living room, occasional, youth, home office, and home entertainment.

•	Lane focuses primarily on mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.

•	Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges and also manufactures and markets ready-to-assemble furniture, as well as case goods for the hospitality and contract markets.

•	Drexel Heritage markets both casegoods and upholstered furniture in categories ranging from mid- to premium-priced.

•	Henredon specializes in both wood furniture and upholstered products in the premium-price category.

•	Hickory Chair manufactures premium-priced wood and upholstered furniture, offering traditional and modern styles.

•	Pearson offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.

•	Laneventure markets a premium-priced outdoor line of wicker, rattan, bamboo, exposed aluminum, and teak furniture, as well as casual indoor home furnishings.

•	Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories, and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names.

In 2008, we sold Hickory Business Furniture, a wholly owned subsidiary that designed and manufactured business furniture. As a result, this business unit has been reflected as a discontinued operation in all periods presented in this Form 10-K.

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

We have developed a dedicated distribution channel of Thomasville Home Furnishings Stores. These stores consist of company or dealer-owned retail locations that feature the Thomasville brand. We believe distributing our Thomasville products through dedicated, single-branded stores strengthens brand awareness, provides well-informed and focused sales personnel, and encourages the purchase of multiple items per visit. We believe this ownership brings us closer to the consumer, gives us greater line of sight into developing tastes and trends in the marketplace, and helps us better understand the challenges facing the independent retailers with whom we do the majority of our business.

Additionally, we have developed significant relationships and sales accounts with large national department stores and specialty stores. This distribution channel is an increasingly important part of our distribution base.

We also continue to explore opportunities to expand international sales and to distribute through non-traditional channels.

Trade showrooms are located in Thomasville and High Point, North Carolina; Chicago, Illinois; Las Vegas, Nevada; and Tupelo, Mississippi.

Manufacturing and Sourcing

We have a blended manufacturing strategy including a mix of domestic production and products sourced from offshore. Our principal domestic production operations include nine upholstery facilities, three case goods facilities, one component manufacturing facility, and one multifunctional facility, each of which is in the process of implementing various lean manufacturing initiatives. These principal domestic facilities are located in North Carolina, Mississippi, and Virginia. We also operate manufacturing facilities in the Philippines and Indonesia. These facilities total approximately 7.1 million square feet. For additional information on our principal properties, see Item 2 of this Form 10-K.

A portion of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We operate a sourcing group in Asia that has primary responsibility for quality control, sourcing of raw materials and finished goods, and logistics activities in Asia. We have informal strategic relationships with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers’ capacity, subject to our quality control and delivery standards. During 2010, three of these manufacturers represented 15.9%, 12.3%, and 10.0% of imported product and three other manufacturers represented in excess of 5% each.

Raw Materials and Suppliers

The raw materials used in manufacturing our products include lumber, veneers, plywood, fiberboard, particleboard, steel, paper, hardware, adhesives, finishing materials, glass, mirrored glass, fabrics, leathers, metals, stone, synthetics and upholstered filling material (such as synthetic fibers, foam padding, and polyurethane cushioning). The various types of wood used in our products include cherry, oak, maple, pine, pecan, mahogany, alder, ash, poplar, and teak. We purchase wood, fabrics, leathers, and other raw materials both domestically and abroad. We believe our supply sources for these materials are adequate and interchangeable. In addition, by consolidating our purchasing of various raw materials and services, as well as forging strategic relationships with key suppliers, we have been able to realize cost savings.

We have no long-term supply contracts and we have experienced no significant problems in supplying our operations. Although we have strategically selected our suppliers of raw materials, we believe there are a number of other sources available, contributing to our ability to obtain competitive pricing. Prices fluctuate over time depending upon factors such as supply, demand, and weather. Changes in prices may impact our profit margins.

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

Management and Employees

As of December 31, 2010, we employed approximately 6,200 full-time employees in the United States and approximately 2,700 non-domestic employees. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

Competition

The residential furniture industry is highly competitive. Our products compete against domestic manufacturers, importers, and foreign manufacturers entering the United States market; as well as direct importing by retailers. Our competitors include home furnishings manufacturers and retailers, such as: La-Z-Boy Incorporated, Ethan Allen Interiors Inc., Ashley Furniture Industries Inc., Basset Furniture Industries Inc., Hooker Furniture Corporation, Stanley Furniture Company Inc., and many others. The elements of competition include price, style, quality, service, brand, and marketing.

Backlog

The combined backlog of our operating companies as of December 31, 2010 was approximately $142 million compared to approximately $162 million as of December 31, 2009. Backlog consists of orders believed to be firm for which a customer purchase order has been received. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

Trademarks and Trade Names

We utilize trademarks and trade names extensively to promote brand loyalty among consumers. We view such trademarks and trade names as valuable assets and we aggressively protect our trademarks and trade names by taking appropriate legal action against anyone who infringes upon or misuses them.

Our primary trademarks and trade names are: Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith and Creative Interiors.

Working Capital

For information regarding working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Condition and Liquidity — Liquidity”, in Part II, Item 7 of this Form 10-K .

Internet Access

Forms 10-K, 10-Q, 8-K, and all amendments to those reports are available without charge through our website as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission. Our website can be accessed at furniturebrands.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position Held

Ralph P. Scozzafava	52	Chairman of the Board and Chief Executive Officer
Steven G. Rolls	56	Senior Vice President and Chief Financial Officer
Mary E. Sweetman	47	Senior Vice President, Human Resources
Jon D. Botsford	56	Senior Vice President, General Counsel and Corporate Secretary
Raymond J. Johnson	55	Senior Vice President, Global Supply Chain
Vance C. Johnston	41	Senior Vice President, Growth and Transformation
Richard R. Isaak	43	Controller and Chief Accounting Officer
Gregory P. Roy	45	President-Lane Furniture Industries, Inc.
Mark E. Stephens	42	President-Broyhill Furniture Industries, Inc.
Edward D. Teplitz	49	President-Thomasville Furniture Industries, Inc. and Drexel Heritage Furniture Industries
Daniel R. Bradley	54	President-Furniture Brands Designer Group

Ralph P. Scozzafava has served as Chairman of the Board since May 2008 and as a director since June 2007. Since January 2008, Mr. Scozzafava has also served as Chief Executive Officer of our company, and from June 2007 to January 2008, he served as Vice Chairman and Chief Executive Officer-designate. Prior to joining our company, Mr. Scozzafava was employed at Wm. Wrigley Jr. Company since 2001, where he held several positions, most recently, serving as Vice President- Worldwide Commercial Operations from March 2006 to June 2007, and as Vice President & Managing Director — North America/Pacific from January 2004 to March 2006.

Steven G. Rolls has served as our Senior Vice President and Chief Financial Officer since April 2008. Prior to joining our company, Mr. Rolls served as Chief Financial Officer of Global Energy, Inc., a privately held environmental technology company, from February 2006 to March 2008. Prior to joining Global Energy, Mr. Rolls was employed at Convergys Corporation since 1998, most recently as Executive Vice President of the Customer Management Group.

Mary E. Sweetman has served as our Senior Vice President, Human Resources since May 2007, after joining us as Vice President, Human Resources in January 2006. Prior to joining us, Ms. Sweetman was employed at Monsanto Company for more than 14 years, most recently as Vice President of Human Resources, International.

Jon D. Botsford has served as Senior Vice President, General Counsel and Corporate Secretary of our company since February 2008. Prior to joining us, Mr. Botsford was employed at Steelcase, Inc. for more than 20 years, and most recently, served as Senior Vice President, Chief Legal Officer and Secretary from March 1999 to March 2007.

Raymond J. Johnson joined our company in February 2009 as our Senior Vice President, Global Supply Chain. Prior to joining our company, Mr. Johnson was employed at Newell Rubbermaid, Inc. from November 2002 to February 2009, most recently as President, Global Manufacturing and Supply Chain from February 2005 to February 2009, and Group Vice President, Manufacturing from November 2003 to February 2005. Prior to this, Mr. Johnson was employed at Eaton Corporation, from 2001 to 2002; True Temper Sports, Inc. from 1999 to 2001; and Technimark, Inc. from 1998 to 1999. From 1983 to 1998, Mr. Johnson held a variety of positions with increasing responsibility at The Black and Decker Corporation, ending as the Vice President of North American Manufacturing.

Vance C. Johnston joined our company as Senior Vice President of Growth and Transformation in March 2010. Prior to joining our company, Mr. Johnston was employed by Miami Jewish Health Systems from January 2009 to March 2010, most recently as their Chief Financial Officer, and as Vice President, Corporate Strategy at Royal Caribbean Cruises Ltd. from December 2005 to August 2008. Prior to this, Mr. Johnston held various positions in strategy and operations at OfficeMax Incorporated and Burger King.

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

Gregory P. Roy has served as President of our subsidiary, Lane Furniture Industries, Inc., since April 2009. Mr. Roy joined Lane in 1988 and has held positions of increasing responsibility, and was most recently Executive Vice President of Sales and Marketing.

Mark E. Stephens has served as President of Broyhill Furniture Industries, Inc., a subsidiary of our company, since January 2011. Prior to this, Mr. Stephens served as Broyhill’s Vice President- Sales and Marketing from August 2008 to December 2010, and our Vice President- Customer Marketing and Category Management from October 2007 to July 2008. Prior to joining our company, Mr. Stephens was employed at Rollins, Inc. from April 2003 to October 2007, in various positions, most recently, as Assistant Division Vice President and Director-Business Development for Rollins’ Midwest Division from January 2006 to his departure. Prior to this, Mr. Stephens held various marketing and sales positions at Nova Information Systems, Inc. and Campbell Soup Company.

Edward D. Teplitz has served as President of our subsidiary, Thomasville Furniture Industries, Inc., since October 2007, and President of Drexel Heritage Furniture Industries, one of our divisions, since October 2009. Prior to joining us, Mr. Teplitz served in various positions within Ethan Allen Interiors, Inc. for six years, most recently, as the Vice President, Retail Division, from May 2003 to June 2007, and Executive Vice President of Ethan Allen Retail Inc. from 2005 to June 2007. Prior to this, Mr. Teplitz was an Ethan Allen licensee and was employed in the corporate finance department of E.F. Hutton & Company and FLIC (USA), Inc.

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

Unfavorable economic conditions could result in a decrease in our future sales, earnings, and liquidity.

Economic conditions deteriorated significantly in the United States, and worldwide in recent years. Although the general economy has begun to recover, sales of residential furniture remain depressed due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, a weak market for home sales, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending. These conditions have resulted in a decline in our sales and earnings and could continue to impact our sales and earnings in the future. The general level of consumer spending is also affected by a number of factors, including, among others, general economic conditions and inflation, which are generally beyond our control. Unfavorable economic conditions impact retailers, our primary customers, potentially resulting in the inability of our customers to pay amounts owed to us. In addition, if our customers are unable to sell our product or are unable to access credit, they may experience financial difficulties leading to bankruptcies, liquidations, and other unfavorable events. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our future sales, earnings, and liquidity would likely be adversely impacted.

Market returns could have a negative impact on the return on plan assets for our qualified pension plan, which may require significant funding.

Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans have fluctuated significantly and further disruptions in the financial markets could adversely impact the value of our pension plan assets in the future. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $84.7 million at December 31, 2010. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which may provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the potential benefit of the act, we do not expect our minimum funding requirements for 2011 to be significant. However, if the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity.

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

Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes that can change rapidly. If we are unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner or to otherwise forecast demand accurately, we may lose sales and have excess inventory (both raw materials and finished goods), both of which could result in a decrease in our sales and earnings.

A change in our mix of product sales could result in a decrease in our future earnings.

Our products are sold at varying price points and levels of profit. An increase in the sales of our lower profit products at the expense of the sales of our higher profit products could result in a decrease in our gross margin and earnings.

Business failures of large dealers, a group of customers or our own retail stores could result in a decrease in our future sales and earnings.

Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to record receivable reserves, which would decrease earnings, as it has in past periods. Receivables collection can be significantly impacted by economic conditions. Therefore, deterioration in the economy, or a lack of economic recovery, could cause further business failures of our customers, which could in turn require additional receivable reserves thereby lowering earnings. These business failures can also cause loss of future sales. In addition, we are either prime tenant on or guarantor of many leases of company-branded stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we do not operate these stores, we are still required to pay store occupancy costs, which results in a reduction in our future sales and earnings.

Inventory write-downs or write-offs could result in a decrease in our earnings.

Our inventory is valued at the lower of cost or market. However, future sales of inventory are dependent on economic conditions, among other things. Weak economic and retail conditions could cause a lowering of inventory values in order to sell our product. For example, in 2010, we incurred charges of $6.7 million related to product write-downs to actual or anticipated sales values in this difficult retail environment. Deterioration in the economy could require us to lower inventory values further, which would lower our earnings.

Sales distribution realignments can result in a decrease in our sales and earnings.

We continually review relationships with our customers to ensure each meets our standards. These standards cover, among others, credit worthiness, market penetration, sales growth, competitive improvements, and sound, ethical business practices. If customers do not meet our standards, we will consider discontinuing these business relationships. If we discontinue a relationship, there would likely be a decrease in near-term sales and earnings and possibly long-term sales and earnings if we are unable to replace such customers.

Manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings and liquidity.

We continually review our domestic manufacturing operations and offshore sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs would likely result in a decrease in our near-term earnings and liquidity until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems, and procedures. Certain products may also be shifted from domestic manufacturing to offshore sourcing, and vice versa. These realignments have, and would likely in the future, result in substantial capital expenditures and costs including, among others, severance, impairment, exit, and disposal costs. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full, both of which have, and could in the future, result in a decrease in our near-term earnings and liquidity.

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

We use various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. Fluctuations in the price, availability, and quality of the raw materials we use in manufacturing residential furniture could have a negative effect on our cost of sales and our ability to meet the demands of our customers. Inability to meet the demands of our customers could result in the loss of future sales. In addition, the costs to manufacture furniture depend in part on the market prices of the raw materials used to produce the furniture. We may not be able to pass along to our customers all or a portion of our higher costs of raw materials due to competitive and market pressures, which could decrease our earnings.

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

Our trade names are tested for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of our trade names is estimated using a “relief from royalty payments” methodology, which is highly contingent upon assumed sales trends and projections, royalty rates, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause impairment charges and a corresponding reduction in our earnings and net worth. For example, in the fourth quarter of 2010, we tested our trade names for impairment under this methodology and recorded an impairment charge of $1.1 million, driven primarily by a decrease in projected net sales, resulting in a remaining trade name balance of $86.5 million at December 31, 2010.

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

We may not be able to comply with our debt agreement or secure additional financing on favorable terms or generate sufficient profit to meet our future capital needs, which could significantly adversely impact our liquidity and our business.

At December 31, 2010, we had $52.0 million of cash and cash equivalents, $77.0 million of debt outstanding, and excess availability to borrow up to an additional $23.6 million subject to certain provisions, including those provisions described in Note 8 “Long-Term Debt” in Part II, Item 8 of this Form 10-K. The breach of any of these provisions could result in a default under our asset-based loan (“ABL”) and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, an inability to generate sufficient future profits could have a significant adverse impact on our cash flow and liquidity and could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, we own or lease the following principal plants, offices, and distribution centers:

				Lease
		Floor Space	Owned	Expiration
Location	Type of Facility	(Sq. ft.)	or Leased	Date

St. Louis, MO	Headquarters	53,467	Leased	2019
Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Tupelo, MS	Upholstery plant/distribution center	715,951	Owned
Conover, NC	Upholstery plant/distribution center	347,500	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Lenoir, NC	Upholstery plant	395,000	Owned
Conover, NC	Upholstery plant	192,015	Owned
Conover, NC	Upholstery plant	123,200	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Longview, NC	Upholstery plant	334,000	Leased	2015
Appomattox, VA	Case goods plant/distribution center	829,800	Owned
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned
High Point, NC	Component plant	187,162	Owned
Rutherfordton, NC	Distribution center	1,009,253	Owned
Thomasville, NC	Distribution center	731,000	Owned
Morganton, NC	Distribution center	513,800	Owned
Lenoir, NC	Distribution center	312,632	Owned
Rialto, CA	Distribution center	703,176	Leased	2012
Lenoir, NC	Distribution center	502,420	Leased	2013
Wren, MS	Distribution center	494,813	Leased	2012
Lenoir, NC	Distribution center	205,964	Leased	2021
Verona, MS	Distribution center/offices	423,392	Owned
Thomasville, NC	Offices/showroom	256,000	Owned
High Point, NC	Offices/showroom	100,000	Owned
Lenoir, NC	Offices	136,000	Owned
Cebu, Philippines	Case goods plant	480,338	Owned
Tambak Aji, Indonesia	Case goods plant/distribution center	381,978	Owned
Semarang, Indonesia	Case goods plant/distribution center	330,000	Owned
Dongguan, China	Offices	159,000	Leased	2013

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

We have been executing plans to improve our performance. These measures include consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, as well as exiting unprofitable retail locations. This restructuring activity included the closing of one manufacturing facility and four retail stores in 2010, the closing of two manufacturing facilities and seven retail stores in 2009, and the closing of three manufacturing facilities and nine retail stores in 2008. In the first half of 2011, we are continuing these plans with the closure of the Appomattox, VA facility and the opening of a cut and sew facility in Mexico.

We own properties in addition to the above principal facilities, some of which are held for sale. As of December 31, 2010, properties held for sale had a net book value of $9.6 million. The significant properties held for sale as of December 31, 2010 are summarized below:

		Floor space
Location	Property Description	(sq. ft.)

Morganton, NC	Manufacturing Facility	874,506
Pontotoc, MS	Manufacturing Facility	369,899
Lenoir, NC	Manufacturing Facility	268,172
Conover, NC	Manufacturing Facility	159,000
Allentown, PA	Warehouse	105,000
Lenoir, NC	Truck Maintenance Facility	96,000

We lease retail stores in addition to the above principal facilities, some of which are closed locations. We incur costs associated with these closed retail stores, including recurring occupancy costs, early contract termination settlements for leased properties, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. The liability for closed store lease costs is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals. We estimate that lease and occupancy expense for our closed retail stores at December 31, 2010 will be approximately $8 to $10 million in 2011.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, refer to Note 17 “Contingent Liabilities” in Part II, Item 8 of this Form 10-K which is incorporated herein by reference.

Item 4.	Removed from Form 10-K requirements and reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

1)	Market Information

Shares of our common stock are traded on the New York Stock Exchange. The reported high and low sale prices for our common stock on the New York Stock Exchange are included in Note 23 “Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.

Holders

As of January 31, 2011, there were approximately 1,100 holders of record of common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We paid dividends at the rate of $0.04 per share per quarter during the first three quarters of 2008 for a total of $5.8 million for the year. On October 31, 2008, our Board of Directors suspended payments of quarterly dividends indefinitely.

Our asset-based loan contains restrictions on dividend payments if the excess availability falls below certain thresholds. The decision to suspend quarterly dividends did not result from these restrictions as our excess availability was not below these thresholds in 2008. For additional information concerning dividends see the “Consolidated Statement of Cash Flows,” and “Consolidated Statement of Shareholders’ Equity and Comprehensive Loss” in Part II, Item 8 of this Form 10-K.

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

Performance Graph

The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following an assumed investment of $100 in shares of Common Stock outstanding on December 31, 2005. The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of the Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Furniture Brands International, Inc., the S&P 500 Index
and the Dow Jones US Furnishings Index

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

2)	Repurchase of Equity Securities

During the quarter ended December 31, 2010 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
	Purchased	per Share(1)	Programs	Programs.

October 2010: October 1, 2010 through October 31, 2010	217	$5.72	(2)	(2)
November 2010: November 1, 2010 through November 30, 2010	1,078	4.94	(2)	(2)
December 2010: December 1, 2010 through December 31, 2010	217	4.54	(2)	(2)

Total	1,512	$4.99

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended December 31, 2010.

Item 6.	Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL REVIEW

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)

Summary of operations(1)(2):
Net sales	$1,159,934	$1,224,370	$1,743,176	$2,082,056	$2,361,680
Gross profit	276,314	230,000	314,535	416,095	507,875
Selling, general, and administrative expenses	320,226	363,636	524,457	462,334	432,336
Interest expense	3,172	5,342	12,510	37,388	17,665
Earnings (loss) from continuing operations before income tax expense (benefit)	(47,920)	(176,479)	(418,958)	(80,478)	72,699
Income tax expense (benefit)	(8,894)	(67,793)	(3,157)	(29,261)	22,784

Net earnings (loss) from continuing operations	(39,026)	(108,686)	(415,801)	(51,217)	49,915
Net earnings from discontinued operations	—	—	29,920	5,568	5,140

Net earnings (loss)	$(39,026)	$(108,686)	$(385,881)	$(45,649)	$55,055

Per share of common stock:
Net earnings (loss) — diluted:
Continuing operations	$(0.76)	$(2.25)	$(8.53)	$(1.06)	$1.02
Discontinued operations	—	—	0.61	$0.12	$0.11

Total	$(0.76)	$(2.25)	$(7.92)	$(0.94)	$1.13

Dividends	$—	$—	$0.12	$0.64	$0.64
Weighted average common shares — diluted (in thousands)	51,116	48,302	48,739	48,446	48,753
Other information(2):
Working capital(3)	$286,363	$326,952	$458,376	$712,455	$752,618
Property, plant, and equipment, net	$124,866	$134,352	$150,864	$178,564	$221,398
Capital expenditures	$21,930	$9,777	$18,977	$14,374	$24,713
Total assets	$676,413	$758,105	$999,518	$1,463,078	$1,558,203
Long-term debt	$77,000	$78,000	$160,000	$280,000	$300,800
Shareholders’ equity	$259,567	$262,791	$366,494	$844,766	$910,715

(1)	The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations of our subsidiaries periodically include a 53-week fiscal year. Fiscal year 2008 was a 53-week fiscal year for our subsidiaries.

(2)	Results of operations for all periods presented have been restated to reflect the classification of Hickory Business Furniture (“HBF”) as a discontinued operation. HBF was sold in the first quarter of 2008.

(3)	Includes current portion of long term debt of $17.0 million in 2009, $30.0 million in 2008, $20.8 million in 2007, and $10.8 million in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Trends and Strategy

Sales declined 5.3% in 2010 compared to 2009. The decrease in net sales was primarily the result of continued weak retail conditions in the residential furniture industry and decisions to abandon unprofitable products, customers, and programs. We believe these weak retail conditions are primarily the result of wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.

We have taken several significant steps and continue to take actions to reduce costs, preserve cash, and drive profitable sales. In 2010, we have experienced benefits from these measures including increased gross profit as a percentage of sales, decreased selling, general, and administrative expenses, and reduced debt.

The more significant actions taken by us through 2010 include consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, transforming our transportation methods to be more cost effective, exiting unprofitable retail locations, limiting our credit exposure to weak retail partners, and discontinuing unprofitable lines of business and licensing arrangements. As a result of these initiatives, the following charges and costs are included in our results of operations:

•	We incurred costs of $8.3 million in 2010, reduced from $11.3 million in 2009, related to downtime in our factories.

•	We incurred expense of $6.8 million in 2010, reduced from $16.0 million in 2009, which related primarily to occupancy costs, lease termination costs, and lease liabilities for closed retail locations.

•	We incurred charges of $6.7 million in 2010 and $33.0 million in 2009 to reduce the carrying value of inventory to market value, driven by our efforts to accelerate the sale of slow-moving inventory.

•	We incurred charges of $5.9 million in 2010 and $9.1 million in 2009 related to reductions in workforce of direct labor employees and indirect support employees in our manufacturing facilities and employees in our administrative offices.

•	We incurred costs and charges of $4.0 million in 2010 compared to $3.2 million in 2009, associated with the closing of manufacturing facilities and related impairment charges on idle facilities.

We also incurred charges of $1.1 million in 2010 and $39.1 million in 2009 related to impairment of our intangible assets. In 2009, we recorded adjustments to correct immaterial errors from prior periods, primarily related to certain international tax and trade compliance matters, that increased selling, general and administrative expenses by $11.8 million. In 2010, as a result of favorable settlements and certain actions taken by us as well as other conditions, our potential exposure and our estimate of the probable cost to resolve these matters decreased and we recognized a corresponding reduction in selling, general, and administration expenses of $5.9 million. Finally, we recorded income tax benefit of $8.9 million in 2010 and $67.8 million in 2009 which is primarily related to tax losses we were able to carry back to prior years as a result of the Worker, Home Ownership, and Business Assistance Act of 2009.

These charges, costs, and benefits contributed to our net loss from continuing operations of $39.0 million in 2010 and $108.7 million in 2009.

In 2011, our entire organization is focused on bringing the best products to the market, increasing top-line sales, continuing to take costs out of the business, and strengthening our financial position for the future. Our initiatives include:

•	More product launches driven by a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers and dealers with proven consumer research methodologies that are new to the furniture industry.

•	Increased support of our retail partners with a larger investment in national television and print advertising, innovative promotions and a web presence that drives consumer traffic to their locations.

•	Further reductions to manufacturing costs through the implementation of lean and cellular manufacturing methods and through strategic sourcing relationships with suppliers that leverage the company’s scale.

While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations

As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for continuing operations for 2010, 2009, and 2008, with dollar amounts presented in millions:

	Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
		Net		Net		Net
	Dollars	Sales	Dollars	Sales	Dollars	Sales

Net sales	$1,159.9	100.0%	$1,224.4	100.0%	$1,743.2	100.0%
Cost of sales	883.6	76.2	994.4	81.2	1,428.7	82.0

Gross Profit	276.3	23.8	230.0	18.8	314.5	18.0
Selling, general, and administrative expenses	320.2	27.6	363.6	29.7	524.4	30.1
Impairment of goodwill	—	—	—	—	166.7	9.6
Impairment of trade names	1.1	0.1	39.1	3.2	35.3	2.0

Loss from operations	(45.0)	(3.9)	(172.7)	(14.1)	(411.9)	(23.6)
Interest expense	3.2	0.3	5.3	0.4	12.5	0.7
Other income, net	0.3	0.0	1.5	0.1	5.4	0.3

Loss from continuing operations before income tax benefit	(47.9)	(4.1)	(176.5)	(14.4)	(419.0)	(24.0)
Income tax benefit	(8.9)	(0.8)	(67.8)	(5.5)	(3.2)	(0.2)

Net loss from continuing operations	$(39.0)	(3.4)%	$(108.7)	(8.9)%	$(415.8)	(23.8)%

Net loss per common share — diluted:
Net loss from continuing operations	$(0.76)		$(2.25)		$(8.53)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales for 2010 were $1,159.9 million compared to $1,224.4 million in 2009, a decrease of $64.5 million, or 5.3%. The decrease in net sales was primarily the result of continued weak retail conditions and decisions to abandon unprofitable products, customers, and programs, partially offset by lower price discounts.

Gross profit for 2010 was $276.3 million compared to $230.0 million in 2009. The increase in gross profit is primarily attributable to increased efficiencies in our supply chain ($32.2 million) and reductions in product write downs ($26.2 million), partially offset by lower sales ($12.1 million). Gross profit as a percent of net sales for 2010 increased to 23.8% compared to 18.8% in 2009.

Selling, general, and administrative expenses decreased to $320.2 million in 2010 from $363.6 million in 2009. As a percentage of net sales, selling, general, and administrative expenses decreased to 27.6% in 2010 from 29.7% in 2009. The decrease in selling, general, and administrative expenses was primarily due to lower headcount and benefit costs ($15.7 million), lower bad debt expenses ($8.7 million), lower rent expense ($8.5 million), and reduced exposure to certain international trade compliance matters ($15.6 million), partially offset by higher incentive compensation costs ($9.4 million).

Impairment of trade names decreased to $1.1 million in 2010 from $39.1 million in 2009. In 2010, the impairment charge was driven primarily by a decrease in the sales projections used in our valuation calculations. In 2009, the impairment charge was driven primarily by an increase in the discount rate used in our valuation calculations.

Interest expense for 2010 totaled $3.2 million compared to $5.3 million in 2009. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.

Income tax benefit for 2010 totaled $8.9 million, which equates to an effective tax rate of 18.6%. Income tax benefit for 2009 totaled $67.8 million, which equates to an effective tax rate of 38.4%. In both periods, we maintained a valuation allowance for our federal and certain state deferred tax assets, including net operating loss carry forwards. The income tax benefit in both periods was driven by additional net operating losses generated during the period and our ability to utilize remaining carryback capacity from previous tax years as a result of the Worker, Home Ownership and Business Assistance Act of 2009.

Net loss per common share on a basic and diluted basis was $0.76 in 2010 and $2.25 in 2009. Weighted average shares outstanding used in the calculation of loss per common share on a diluted basis were 51.1 million in 2010 and 48.3 million in 2009.

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

Gross profit for 2009 was $230.0 million compared to $314.5 million in 2008. The decline in gross profit is primarily due to the lower sales ($93.4 million), partially offset by reductions in product write downs ($6.8 million). While gross profit decreased, gross margin improved from 18.0% in 2008 to 18.8% in 2009 primarily due to lower product write downs in 2009 as compared to 2008.

Selling, general, and administrative expenses decreased to $363.6 million in 2009 from $524.4 million in 2008. As a percentage of net sales, selling, general, and administrative expenses decreased to 29.7% in 2009 from 30.1% in 2008. The decrease in selling, general, and administrative expenses was primarily due to lower headcount and benefit costs ($21.5 million), lower incentive compensation costs ($16.5 million), lower bad debt expenses ($36.7 million), decreased advertising expenses ($19.8 million), lower rent expense ($14.2 million), reduced professional fees ($13.7 million) and lower impairment charges related to closed or idle facilities ($13.4 million).

Impairment of intangible assets decreased to $39.1 million from $202.0 million in 2008. In 2009 the impairment charge was driven primarily by an increase in the discount rate used in our trade name valuation calculations. In 2008, we recorded a charge of $166.7 million to write off all goodwill and a charge of $35.3 million for the partial write down of certain trade names.

Interest expense for 2009 totaled $5.3 million compared to $12.5 million in 2008. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.

Income tax benefit for 2009 totaled $67.8 million, which equates to an effective tax rate of 38.4%. Income tax benefit for 2008 totaled $3.2 million, which equates to an effective tax rate of 0.8%. In 2008 we established a valuation allowance for our federal and certain state deferred tax assets, including net operating loss carry forwards. The valuation allowance was maintained in 2009 and the income tax benefit recognized in 2009 was driven by additional net operating losses generated during the period and our ability to utilize remaining carryback capacity from previous tax years as a result of the Worker, Home Ownership and Business Assistance Act of 2009.

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

Retail Results of Operations

Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-K, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville		All Other Retail
	Stores(a)		Stores(b)
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(Dollars in millions)

Net sales	$107.8	$84.9	$39.9	$43.0
Cost of sales	63.8	49.8	24.8	28.2

Gross profit	44.0	35.1	15.1	14.8
SG&A expenses — open stores	62.1	55.3	22.3	27.8

Operating loss — open stores(c)	(18.1)	(20.2)	(7.2)	(13.0)
SG&A expenses — closed stores	—	—	6.8	16.0

Operating loss(c)	$(18.1)	$(20.2)	$(14.0)	$(29.0)

Number of open stores and showrooms at end of period	48	49	19	22
Number of closed locations at end of period			27	31
Same-store-sales(d):
Annual percentage increase (decrease)	18.8%	(20.3)%	(e )	(e )
Number of stores	46	25

a)	This supplemental data includes company-owned Thomasville retail store locations that were open at the end of 2010 and 2009.

b)	This supplemental data includes all company-owned retail stores other than open Thomasville stores (“all other retail stores”). Selling, general and administrative expenses — closed stores includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities.

c)	Operating loss does not include our wholesale profit on the above retail net sales.

d)	The same-store-sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

e)	Same-store-sales information is not meaningful and is not presented for all other retail stores because results include retail store locations of multiple brands, including eight Drexel Heritage stores, two Lane stores, one Henredon store, one Broyhill store, and seven Designer Showrooms at December 31, 2010; and it is not our long-term strategic initiative to grow non-Thomasville company-owned retail store locations.

In addition to the above company-owned stores, there were 69 and 76 Thomasville dealer-owned stores at December 31, 2010 and 2009, respectively.

Financial Condition and Liquidity

Liquidity

Cash and cash equivalents at December 31, 2010 totaled $52.0 million, compared to $83.9 million at December 31, 2009. Net cash provided by operating activities totaled $5.3 million in 2010 compared with $77.6 million in 2009. Lower net losses from operations, excluding non-cash charges in both periods, higher receipt of income tax refunds receivable, and lower payments of incentive compensation contributed to increased cash flow from operations in 2010 as compared to 2009, which was offset by lower cash generated from inventory, accounts receivable, and other working capital in 2010 compared to 2009. Inventory increased $23.6 million in 2010, driven by a weaker retail market in the second half of the year. We remain focused on reducing necessary inventory levels in the future. Net cash used in investing activities for 2010 totaled $19.2 million compared with $5.3 million in 2009. The increase in cash used in investing activities is primarily the result of increased additions to property, plant, equipment and software in 2010 as compared to 2009. Net cash used in financing activities totaled $18.1 million in 2010 compared with $95.0 million in 2009. The decrease in cash used in financing activities is primarily the result of decreased repayments of long-term debt in 2010 compared to 2009. Working capital was $286.4 million at December 31, 2010 compared to $327.0 million at December 31, 2009.

The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments under our asset-based loan (“ABL”) and pension funding requirements. We believe our liquidity will be sufficient to support our operations for the foreseeable future.

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

At December 31, 2010, we had $52.0 million of cash and cash equivalents, $77.0 million of debt outstanding, and excess availability to borrow up to an additional $23.6 million under our ABL subject to certain provisions, including those provisions described in “Financing Arrangements” below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement through 2011, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.

As described more fully in “Financing Arrangements” below, we obtained a waiver, until January 1, 2012, from our requirement to provide a representation concerning our pension underfunded status to the financial institutions from which we obtained the ABL. Absent this waiver, we would not have been able to satisfy this requirement at December 31, 2010. Because we may not be able to make the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the underfunded status of our qualified pension plan, which was $84.7 million at December 31, 2010, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For example, at our December 31, 2010 measurement date, we used a discount rate of 5.75% to measure the projected benefit obligation. If we had used a discount rate of 6.00% or 5.50%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $13.0 million, respectively. For additional information regarding the waiver and the classification of our long-term debt, see “Financing Arrangements” below. For information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.

Financing Arrangements

As of December 31, 2010 and 2009, long-term debt consisted of the following (in millions):

	December 31,	December 31,
	2010	2009

Asset-based loan	$77.0	$95.0
Less: current maturities	—	17.0

Long-term debt	$77.0	$78.0

On August 9, 2007, we refinanced our revolving credit facility with a group of financial institutions. The facility is a five-year asset-based loan (“ABL”) with commitments to lend up to $450.0 million. The facility is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries.

The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of December 31, 2010, there were $77.0 million of cash borrowings and $15.0 million in letters of credit outstanding.

The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75.0 million of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62.5 million of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of December 31, 2010, excess availability was $86.1 million. Therefore, we have $11.1 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $23.6 million of availability before we would be subject to the fixed charge coverage ratio. As of December 31, 2010 we were in compliance with all such covenants and we anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control.

We manage our excess availability to remain above the $75.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2011. In addition to our borrowing capacity described above, we had $52.0 million of cash and cash equivalents at December 31, 2010.

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

Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of December 31, 2010 and will fluctuate with excess availability. As of December 31, 2010, loans outstanding under the ABL consisted of $65.0 million based on the adjusted Eurodollar rate at a weighted average interest rate of 1.87% and $12.0 million based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of December 31, 2010 was 2.09%.

Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50.0 million for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained waivers to this required representation (the “representation”). The most recent waiver (the “waiver”) was received on September 24, 2010 and extends until January 1, 2012. We provided no consideration for this waiver.

At December 31, 2010, the underfunded status of our qualified pension plan was $84.7 million, which exceeds the $50.0 million threshold by $34.7 million. We considered the underfunded status of our qualified pension plan in determining that it remained appropriate to classify $77.0 million of amounts outstanding under the ABL as long-term debt as of December 31, 2010. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period greater than one year from the balance sheet date. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the pension underfunded status, which was $84.7 million at December 31, 2010, is reduced to an amount less than $50.0 million; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77.0 million is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see “Funded Status of Qualified Defined Benefit Pension Plan” below.

Funded Status of Qualified Defined Benefit Pension Plan

The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $84.7 million at December 31, 2010, the measurement date. The projected benefit obligation calculations are dependent on various assumptions, including discount rate. The discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates. For example, at our December 31, 2010 measurement date, we used a discount rate of 5.75% to measure the projected benefit obligation. If we had used a discount rate of 6.00% or 5.50%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $13.0 million, respectively.

On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the improvement in the funded status of the plan in 2010 and the benefit of the act, we do not expect our minimum funding requirements for 2011 to be significant. However, if the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.

In addition, the funded status of our pension plan also impacts our compliance with the terms of our ABL. For additional information on this, see “Financing Arrangements” above.

Contractual Obligations and Other Commitments

The following table summarizes the payments related to our outstanding contractual obligations as of December 31, 2010:

	Less			More
	Than 1	1-3	4-5	Than 5
	Year	Years	Years	Years	Total

Long-term debt obligations:
Asset-based loan	$—	$77.0	$—	$—	$77.0
Interest expense(1)	1.6	1.0	—	—	2.6
Operating lease obligations (net of subleases)(2)	43.3	69.0	39.2	30.0	181.5
Purchase obligations(3)	—	—	—	—	—

	$44.9	$147.0	$39.2	$30.0	$261.1

(1)	Interest payments calculated at rates in effect at December 31, 2010.

(2)	Operating lease obligations (net of subleases) includes open and closed store operating lease obligations as well as equipment operating lease obligations.

(3)	We are not a party to any long-term supply contracts. We do, in the normal course of business, initiate purchase orders for the procurement of finished goods, raw materials, and other services. All purchase orders are based upon current requirements and are fulfilled within a short period of time.

Not included in the table above are pension liabilities of $105.4 million, liabilities for uncertain tax positions of $6.8 million, and accrued workers’ compensation of $9.3 million as the timing of payments cannot be reasonably estimated.

Off-Balance Sheet Arrangements

We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-branded stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of December 31, 2010, the total future payments under lease guarantees were $12.0 million, which are not included in the Contractual Obligations table above. Our estimate of probable future losses on these guaranteed leases is not material.

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

The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of our subsidiaries’ operations periodically include a 53-week fiscal year. Fiscal years 2010 and 2009 were 52-week years and fiscal year 2008 was a 53-week year for our subsidiaries.

Our significant accounting policies are set forth below and in the notes to the consolidated financial statements.

Revenue Recognition

Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) ownership and risk of loss has transferred; and (4) collectability is reasonably assured. These criteria are satisfied and revenue recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical experience.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are regularly reviewed for excess quantities and obsolescence based upon historical experience, specific identification of discontinued items, anticipated demand, and market conditions.

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

In the fourth quarter of 2010, we tested our trade names for impairment and recorded an impairment charge of $1.1 million, resulting in the carrying value of one of our trade names being reduced, and thus equal, to the estimated fair value. The decrease in the fair value of this trade name was primarily caused by a decrease in projected sales. In total, the fair value of our trade names exceeded the carrying value by $4.3 million or 4.9% as of December 31, 2010. Any future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Lower sales trends, decreases in projected sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.

We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions. A 25 basis point decrease in assumed royalty rates would have resulted in additional impairment of $5.9 million.

Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Estimated net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales. A ten percent decrease in the assumed net sales streams would have resulted in additional impairment of $4.6 million.

The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 16.5% in 2010 and 17.0% in 2009 and we recorded impairment charges of $1.1 million and $39.1 million in the fourth quarter of 2010 and 2009, respectively. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy. A 50 basis point increase in the assumed discount rate would have resulted in additional impairment of $0.2 million.

Closed Retail Locations

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

The discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. The discount rates used at our December 31, 2010 and 2009 measurement dates were 5.75% and 6.00%, respectively. The decrease in the discount rate is attributable to a decrease in yields on the underlying high quality corporate bonds in 2010. The expected long-term rate of return on plan assets represents our long-term expectation of asset returns over the life of the portfolio. The expected return is a weighted average based on historical and future expected returns for each asset class, as well as the asset class allocation of the portfolio which was not anticipated to change significantly in 2010. Each year, we consider actual returns on assets in recent periods and the current economic environment and determine whether there has been a fundamental change in the market likely to significantly impact future returns. For 2010, the recent actual returns on plan assets and the economic environment did not significantly impact our long-term expectation of asset returns. The long-term rate of compensation increase is not applicable for our plan as benefits have ceased to accumulate.

We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and future expense. For example, a 25 basis point change in the discount rate would result in a $13.0 million change in the pension obligation and a 25 basis point change in the expected return on plan assets would result in a $0.9 million change in pension expense.

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

In December 2008, the FASB issued a new standard on employers’ disclosures about postretirement benefit plan assets. This standard enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. This standard became effective for fiscal years ending after December 15, 2009 and the disclosures about plan assets required by this standard are incorporated in Note 10 “Employee Benefits” in Part II, Item 8 of this Form 10-K. The adoption of this standard did not affect our financial position or results of operations.

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

In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after Nov. 15, 2009. The adoption of this standard on January 1, 2010 did not affect our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.2 million annually. We have no derivative financial instruments at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

FURNITURE BRANDS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive loss for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furniture Brands International, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

St. Louis, Missouri
March 3, 2011

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Dollars in thousands except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$51,964	$83,872
Receivables, less allowances of $18,076 ($26,225 at December 31, 2009)	112,939	125,513
Income taxes receivable	1,596	58,976
Inventories	249,691	226,078
Prepaid expenses and other current assets	11,242	9,274

Total current assets	427,432	503,713

Property, plant, and equipment, net	124,866	134,352
Trade names	86,508	87,608
Other assets	37,607	32,432

Total assets	$676,413	$758,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$17,000
Accounts payable	79,846	83,813
Accrued employee compensation	18,336	21,036
Other accrued expenses	42,887	54,912

Total current liabilities	141,069	176,761

Long-term debt	77,000	78,000
Deferred income taxes	23,114	25,737
Pension liability	104,736	135,557
Other long-term liabilities	70,927	79,259
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at December 31, 2010 and 56,482,541 shares issued at December 31, 2009	60,615	56,483
Paid-in capital	210,945	224,133
Retained earnings	228,803	267,829
Accumulated other comprehensive loss	(115,675)	(111,471)
Treasury stock at cost 5,586,251 shares at December 31, 2010 and 7,797,319 shares at December 31, 2009	(125,121)	(174,183)

Total shareholders’ equity	259,567	262,791

Total liabilities and shareholders’ equity	$676,413	$758,105

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands except per share data)

Net sales	$1,159,934	$1,224,370	$1,743,176
Cost of sales	883,620	994,370	1,428,641

Gross profit	276,314	230,000	314,535
Selling, general, and administrative expenses	320,226	363,636	524,457
Impairment of goodwill	—	—	166,680
Impairment of trade names	1,100	39,050	35,271

Operating loss	(45,012)	(172,686)	(411,873)
Interest expense	3,172	5,342	12,510
Other income, net	264	1,549	5,425

Loss from continuing operations before income tax benefit	(47,920)	(176,479)	(418,958)
Income tax benefit	(8,894)	(67,793)	(3,157)

Net loss from continuing operations	(39,026)	(108,686)	(415,801)
Net earnings from discontinued operations	—	—	29,920

Net loss	$(39,026)	$(108,686)	$(385,881)

Net earnings (loss) per common share — basic and diluted:
Net loss from continuing operations	$(0.76)	$(2.25)	$(8.53)
Net earnings from discontinued operations	—	—	0.61

Net loss	$(0.76)	$(2.25)	$(7.92)

Weighted average shares of common stock outstanding:
Basic and diluted	51,116	48,302	48,739

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(39,026)	$(108,686)	$(385,881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,851	24,682	29,049
Compensation expense (credit) related to stock option grants and restricted stock awards	2,512	(524)	4,310
Gain on sale of discontinued operations	—	—	(48,109)
Impairment of intangible assets	1,100	39,050	201,951
Other, net	(691)	(399)	12,618
Changes in operating assets and liabilities:
Accounts receivable	12,573	50,764	110,073
Income taxes receivable	57,381	(20,886)	(31,041)
Inventories	(23,613)	126,944	66,548
Prepaid expenses and other assets	(1,565)	5,164	4,741
Accounts payable and other accrued expenses	(18,756)	(32,769)	24,295
Deferred income taxes	(2,560)	(8,034)	41,799
Other long-term liabilities	(5,905)	2,293	11,029

Net cash provided by operating activities	5,301	77,599	41,382

Cash flows from investing activities:
Acquisition of stores, net of cash acquired	—	—	(14,659)
Proceeds from the sale of business, net of cash sold	—	—	73,359
Proceeds from the disposal of assets	2,779	4,480	3,363
Additions to property, plant, equipment, and software	(21,930)	(9,777)	(18,977)

Net cash provided (used) by investing activities	(19,151)	(5,297)	43,086

Cash flows from financing activities:
Payments of long-term debt	(18,000)	(95,000)	(110,800)
Restricted cash used for the payment of long-term debt	—	—	20,000
Payments of cash dividends	—	—	(5,844)
Other	(58)	(10)	(8)

Net cash used in financing activities	(18,058)	(95,010)	(96,652)

Net decrease in cash and cash equivalents	(31,908)	(22,708)	(12,184)
Cash and cash equivalents at beginning of year	83,872	106,580	118,764

Cash and cash equivalents at end of year	$51,964	$83,872	$106,580

Supplemental Disclosure:
Cash payments (refunds) for income taxes, net	$(63,294)	$(36,731)	$2,039
Cash payments for interest expense	$2,780	$5,234	$13,372

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Common Stock:
Beginning balance	$56,483	$56,483	$56,483
Pension contribution activity	4,132	—	—

Ending balance	$60,615	$56,483	$56,483

Paid-In Capital:
Beginning balance	$224,133	$224,419	$226,773
Stock plans activity	4,764	(286)	(2,354)
Pension contribution activity	(17,952)	—	—

Ending balance	$210,945	$224,133	$224,419

Retained Earnings:
Beginning balance	$267,829	$376,515	$768,731
Net loss	(39,026)	(108,686)	(385,881)
Adjustment to adopt EITF 06-4	—	—	(491)
Cash dividends (per share 2008-$0.12)	—	—	(5,844)

Ending balance	$228,803	$267,829	$376,515

Accumulated Other Comprehensive Loss:
Beginning balance	$(111,471)	$(116,988)	$(26,965)
Other comprehensive income (loss)	(4,204)	5,517	(90,023)

Ending balance	$(115,675)	$(111,471)	$(116,988)

Treasury Stock:
Beginning balance	$(174,183)	$(173,935)	$(180,256)
Stock plans activity	(2,310)	(248)	6,321
Pension contribution activity	51,372	—	—

Ending balance	$(125,121)	$(174,183)	$(173,935)

Total Shareholders’ Equity	$259,567	$262,791	$366,494

Comprehensive Loss:
Net loss	$(39,026)	$(108,686)	$(385,881)
Other comprehensive income (loss), net of tax:
Pension liability	(5,705)	4,330	(85,632)
Foreign currency translation	1,501	1,187	(4,391)

Other Comprehensive Income (Loss)	(4,204)	5,517	(90,023)

Total Comprehensive Loss	$(43,230)	$(103,169)	$(475,904)

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

Through these brands, we design, manufacture, source, market, and distribute (i) case goods, consisting of bedroom, dining room, and living room wood furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals, and chairs, (iii) motion upholstered furniture, consisting of recliners and sleep sofas, (iv) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers, and home office furniture, and (v) decorative accessories and accent pieces. Our brands are featured in nearly every price and product category in the residential furniture industry.

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

The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The company’s fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of our subsidiaries’ operations periodically include a 53-week fiscal year. Fiscal years 2010 and 2009 were 52-week years and fiscal year 2008 was a 53-week year for our subsidiaries.

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

Revenue Recognition

Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) ownership and risk of loss has transferred; and (4) collectability is reasonably assured. These criteria are satisfied and revenue recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical experience.

Advertising Costs

Advertising media and production costs are expensed in the year when advertisements are first aired or distributed. Total advertising costs were $38,279 for 2010, $37,642 for 2009, and $57,602 for 2008.

Reclassifications

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring and asset impairment charges associated with these measures include the following:

	Year Ended December 31,
	2010	2009	2008

Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$—	$250	$586
Termination benefits	5,858	9,119	13,132
Closed store occupancy and lease costs	6,782	16,008	37,053
Loss (gain) on the sale of assets	(1,050)	337	(724)

	11,590	25,714	50,047
Impairment charges	4,046	2,608	18,317

	$15,636	$28,322	$68,364

Statement of Operations classification:
Cost of sales	$4,472	$8,215	$7,007
Selling, general, and administrative expenses	11,164	20,107	61,357

	$15,636	$28,322	$68,364

Asset impairment charges were recorded to reduce the carrying value of all idle facilities and related assets to their net realizable value. The determination of the impairment charges were based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $9,609 at December 31, 2010 and $9,675 at December 31, 2009.

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the accrual for closed store lease liabilities was as follows:

	Year Ended December 31,
	2010	2009

Accrual for closed store lease liabilities at beginning of period:	$26,645	$27,918
Charges to expense	2,426	7,537
Less cash payments	7,367	8,810

Accrual for closed store lease liabilities at end of period	$21,704	$26,645

At December 31, 2010, $5,173 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.

Remaining minimum payments under operating leases for closed stores as of December 31, 2010 are as follows:

Minimum
Lease
Payments -
Year	Closed Stores

2011	$8,083
2012	8,285
2013	8,185
2014	7,074
2015	3,760
thereafter	1,833

$37,220

Activity in the accrual for termination benefits was as follows:

	Year Ended December 31,
	2010	2009

Accrual for termination benefits at beginning of period	$4,138	$10,012
Charges to expense	5,858	9.119
Less cash payments	5,046	14,993

Accrual for termination benefits at end of period	$4,950	$4,138

The accrual for termination benefits at December 31, 2010 is classified as accrued employee compensation.

5.	INVENTORIES

Inventories are summarized as follows:

	December 31,	December 31,
	2010	2009

Finished products	$156,129	$142,982
Work-in-process	16,395	15,320
Raw materials	77,167	67,776

	$249,691	$226,078

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY, PLANT, AND EQUIPMENT

Major classes of property, plant, and equipment consist of the following:

	December 31,	December 31,
	2010	2009

Land	$11,375	$15,318
Buildings and improvements	190,855	186,884
Machinery and equipment	217,404	251,046

	419,634	453,248
Less accumulated depreciation	294,768	318,896

	$124,866	$134,352

Depreciation expense was $19,195, $20,738, and $25,307 for the years ended December 31, 2010, 2009, and 2008, respectively. The gross and net book value of property, plant, and equipment located outside of the United States was $26,420 and $16,574, respectively, as of December 31, 2010.

7.	TRADE NAMES

Trade name activity is as follows:

	December 31,	December 31,
	2010	2009

Beginning balance	$87,608	$127,300
Impairment	(1,100)	(39,050)
Income tax benefit of deductible goodwill	—	(642)

Ending balance	$86,508	$87,608

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

In the fourth quarter of 2010, we tested our trade names for impairment and recorded an impairment charge of $1,100, resulting in the carrying value of one of our trade names being reduced, and thus equal, to the estimated fair value. The decrease in the fair value of this trade name was primarily caused by a decrease in projected sales. In total, the fair value of our trade names exceed the carrying value by $4,294 or 4.9% as of December 31, 2010. Any future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.

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

The ABL provides for the issuance of letters of credit and cash borrowings. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory. As of December 31, 2010, there were $77,000 of cash borrowings and $15,031 in letters of credit outstanding.

The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $75,000 of availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $62,500 of availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of December 31, 2010, excess availability was $86,067. Therefore, we have $11,067 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $23,567 of availability before we would be subject to the fixed charge coverage ratio.

We manage our excess availability to remain above the $75,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. In addition to our borrowing capacity described above, we had $51,964 of cash and cash equivalents at December 31, 2010.

The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.

Cash borrowings under the ABL will be at either (i) a base rate (the greater of the prime rate or the Federal Funds Effective Rate plus 1/2%) or (ii) an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan selected. The applicable margin over the adjusted Eurodollar rate is 1.50% as of December 31, 2010 and will fluctuate with excess availability. As of December 31, 2010, loans outstanding under the ABL consisted of $65,000 based on the adjusted Eurodollar rate at a weighted average interest rate of 1.87% and $12,000 based on the adjusted prime rate at an interest rate of 3.25%. The weighted average interest rate for all loans outstanding as of December 31, 2010 was 2.09%.

Under the terms of the ABL, we are required to comply with certain operating covenants and provide certain representations to the financial institutions, including a representation after each annual report is filed with the Securities and Exchange Commission that our pension underfunded status does not exceed $50,000 for any plan. After the filing of our Form 10-K for the year ended December 31, 2008, we would not have been in compliance with this representation. However, we obtained waivers to this required representation (the “representation”). The most recent waiver (the “waiver”) was received on September 24, 2010 and extends until January 1, 2012. We provided no consideration for this waiver.

At December 31, 2010, the underfunded status of our qualified pension plan was $84,675, which exceeds the $50,000 threshold by $34,675. We considered the underfunded status of our qualified pension plan in determining that it remained appropriate to classify $77,000 of amounts outstanding under the ABL as long-term debt at December 31, 2010. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period greater than one year from the balance sheet date. Because we may not be able to produce the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the pension underfunded status, which was $84,675 at December 31, 2010, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77,000 is repaid. Our future pension underfunded status may change significantly and is dependent on several factors including contributions to the plan, which may be in the form of cash, company common stock, or a combination of both; changes in bond yields and the resulting effect on the discount rate used to measure the pension obligation; and changes in the market value of plan assets. For additional information regarding the funded status of our pension plan and required future contributions, see Note 10 Employee Benefits below.

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, we had $51,964 of cash and cash equivalents, $77,000 of debt outstanding, and excess availability to borrow up to an additional $23,567 under the ABL subject to certain provisions, including those provisions described in Note 8 Long-Term Debt above. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement through 2011, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.

We considered the underfunded status of our qualified pension plan in determining it is appropriate to classify amounts outstanding under the ABL as long-term debt as of December 31, 2010. This classification is appropriate because the waiver prevents us from being required to make the representation regarding our pension underfunded status, for a period greater than one year from the balance sheet date. Because we may not be able to make the representation upon the expiration of the waiver on January 1, 2012, we may be required to reclassify all amounts outstanding under the ABL to current maturities in our Form 10-Q for the period ended March 31, 2011. The classification of our outstanding debt would then likely remain current until the pension underfunded status of our qualified pension plan, which was $84,675 at December 31, 2010, is reduced to an amount less than $50,000; the waiver is extended to a period greater than one year from the balance sheet date; the terms of the ABL are modified to remove the representation requirement; or the outstanding debt of $77,000 is repaid. For additional information regarding the waiver and the classification of our long-term debt, see Note 8. Long-Term Debt above. For additional information regarding the funded status of our pension plan and required future contributions, see Note 10. Employee Benefits below.

10.	EMPLOYEE BENEFITS

We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Year Ended December 31,
	2010	2009	2008

Defined benefit plans	$10,911	$7,038	$3,906
Defined contribution plan (401k plan) — company match	6,522	7,269	9,245
Other	491	604	425

	$17,924	$14,911	$13,576

Company-Sponsored Defined Benefit Plans

Through 2005, employees were covered primarily by noncontributory plans, funded by company contributions to trust funds held for the sole benefit of employees. We amended the defined benefit plans, freezing and ceasing future benefits as of December 31, 2005. Certain transitional benefits were provided to certain participants, but ceased accruing on December 31, 2010. We currently provide retirement benefits to our employees through a defined contribution plan.

In 2010, we made contributions of $37,552 in the form of company common stock and $6,409 in cash to the trust funds of our qualified defined benefit plans. The contributions of company common stock are non-cash transactions and thus are not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 2010. No contributions were made to the trust funds in 2008 or 2009.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the improvement in the funded status in the plan in 2010 and the benefit of the act, we do not expect our minimum funding requirements for 2011 to be significant. We may voluntarily choose to make additional contributions to the trust funds during 2011. The contributions may be in the form of cash, company common stock or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors and are subject to certain limitations or penalties, including those established by the Employee Retirement Income Security Act, based on the percentage of plan assets held in company common stock.

The table below summarizes the funded status of our sponsored defined benefit plans;

	December 31, 2010		December 31, 2009
	Qualified	Non-Qualified	Qualified	Non-Qualified
	Plan	Plan	Plan	Plan

Projected benefit obligation:
Beginning of year	$421,013	$21,034	$400,291	$21,366
Service cost	2,419	—	2,306	2
Interest cost	24,656	1,197	24,681	1,258
Actuarial loss	13,912	688	17,030	548
Benefits paid	(24,587)	(2,223)	(23,402)	(2,140)
Curtailments	—	—	107	—

End of year	$437,413	$20,696	$421,013	$21,034

Fair value of plan assets:
Beginning of year	$305,525	$—	$284,376	$—
Actual return on plan assets	27,839	—	44,551	—
Employer contributions	43,961	2,223	—	2,140
Benefits paid	(24,587)	(2,223)	(23,402)	(2,140)

End of year	$352,738	$—	$305,525	$—

Accrued pension cost	$84,675	$20,696	$115,488	$21,034

Accumulated benefit obligation	$437,413	$20,696	$420,732	$21,034

The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $84,675 at December 31, 2010, the measurement date. While our minimum required pension contributions for 2011 are not expected to be significant, if the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, or if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future. In addition, the funded status of our pension plan also impacts our compliance with the terms of the ABL. For additional information on this, see Note 8. Long Term Debt.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension expense for 2010, 2009, and 2008 included the following components:

	Year Ended December 31,
	2010	2009	2008

Service cost-benefits earned during the period	$2,419	$2,308	$3,539
Interest cost on the projected benefit obligation	25,853	25,939	25,740
Expected return on plan assets	(24,909)	(26,139)	(27,610)
Net amortization and deferral	7,480	4,821	2,685
Curtailment (gain)/loss	68	109	(448)

Net periodic pension expense	$10,911	$7,038	$3,906

Annual cost for defined benefit plans is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

Changes in plan assets and benefit obligations recognized in other comprehensive loss for 2010, 2009, and 2008 included the following components:

	Year Ended December 31,
	2010	2009	2008

Current year actuarial loss	$13,252	$493	$89,413
Amortization of actuarial loss	(7,453)	(4,794)	(2,631)
Amortization of prior service cost	(94)	(29)	(296)

Total recognized in other comprehensive loss	$5,705	$(4,330)	$86,486

Other comprehensive loss consists of the following components related to defined benefit plans at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Net actuarial loss	$137,681	$131,882
Prior service cost	—	94
Tax benefits	(19,536)	(19,536)

	$118,145	$112,440

The estimated actuarial loss that will be amortized from other comprehensive loss into net periodic pension expense in 2011 is $10,205.

Actuarial assumptions used to determine costs and benefit obligations are as follows:

	2010	2009	2008

Assumptions used to determine net pension expense for the year ended December 31:
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Average discount rate	6.00%	6.25%	6.25%
Long-term rate of compensation increase	1.50%	1.50%	3.50%
Assumptions used to determine benefit obligation as of December 31:
Average discount rate	5.75%	6.00%	6.25%
Long-term rate of compensation increase	N/A	1.50%	1.50%

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return on plan assets assumption was developed through analysis of historical market returns and trust fund returns by asset class, current market conditions, and anticipated future long-term performance by asset class. While consideration is given to recent asset performance, this assumption represents a long-term, prospective return. The average discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s) with cash flows matching the timing and amount of expected future benefit payments. The long-term rate of compensation increase is no longer applicable, as transition benefits ceased to accumulate on December 31, 2010.

The investment objective of the trust funds is to ensure, over the long-term life of the plans, an adequate asset balance and sufficient liquidity to support the benefit obligations to participants, retirees, and beneficiaries. In meeting this objective, we seek to achieve investment returns at or above selected benchmarks consistent with a prudent level of diversification between and within asset classes. We retain an independent fiduciary and registered investment advisors to manage specific asset classes. Investment advisors are selected from established and financially sound organizations with proven records in managing funds in the appropriate asset class. Investment advisors are given strict investment guidelines and performance benchmarks. The assets of the various funds include domestic and international corporate equities, government securities, and corporate debt securities.

The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
		December 31,	December 31,
	Target	2010	2009

Global equity securities	50-60%	63%	56%
Fixed income securities	40-50%	37%	44%

		100%	100%

In 2010, we completed an asset allocation study and approved a plan to revise the allocation of plan assets over a three year period as indicated in the table above.

The tables below summarize the fair value of the plan assets, presented by asset category and by level within the fair value hierarchy. The level within the fair value hierarchy is determined based on the inputs used to measure the fair value. Level 1 includes fair value measurements based on quoted prices in active markets for identical assets. Level 2 includes fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant unobservable inputs. Level 2 investments include fixed income securities that are valued using model based pricing services and pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis.

	Fair Value of Plan Assets as of December 31, 2010
	Total	Level 1	Level 2	Level 3

Furniture Brands common stock	$31,488	$31,488	$—	$—
Interests in pooled funds:
Short term investment funds	10,554	—	10,554	—
Domestic large cap equity funds	139,605	—	139,605	—
Domestic midcap equity funds	17,978	—	17,978	—
International equity funds	31,974	—	31,974	—
Fixed income funds	121,139	—	121,139	—

Total fair value of plan assets	$352,738	$31,488	$321,250	$—

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value of Plan Assets as of December 31, 2009
	Total	Level 1	Level 2	Level 3

Interests in pooled funds:
Short term investment funds	$10,636	$—	$10,636	$—
Domestic large cap equity funds	123,908	—	123,908	—
Domestic midcap equity funds	22,791	—	22,791	—
International equity funds	25,461	—	25,461	—
Fixed income funds	122,729	—	122,729	—

Total fair value of plan assets	$305,525	$—	$305,525	$—

At December 31, 2010, expected benefit payments to retirees and beneficiaries are as follows.

Year	Amount

2011	$27,910
2012	$28,428
2013	$28,988
2014	$29,565
2015	$30,170
2016 — 2020	$157,762

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

We have outstanding stock options, restricted stock, and restricted stock units pursuant to the 1992 Stock Option Plan, the 1999 Long-Term Incentive Plan, the 2008 Incentive Plan, and the 2010 Incentive Plan. These plans are administered by the Human Resources Committee of the Board of Directors and permit certain key employees to be granted nonqualified options, performance-based options, restricted stock, restricted stock units, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. As of December 31, 2010 there were 2,063,063 shares available for grant. Shares issued upon exercise of stock options or issuance of restricted shares may be new shares or shares issued from treasury stock. For the year ended December 31, 2010, $2,512 was recorded to compensation expense for awards of stock options and restricted stock. For the years ended December 31, 2009 and 2008, compensation expense for awards of stock options and restricted stock was ($524) and $4,310, respectively.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2009	3,072,717	$18.06
Granted	651,720	6.43
Exercised	—	—
Forfeited or expired	(1,103,170)	16.15

Outstanding at December 31, 2010	2,621,267	$15.97	5.0	$92

Exercisable at December 31, 2010	1,584,027	$21.80	3.8	$22

The aggregate intrinsic value was calculated using the difference between the market price at year end and the exercise price for only those options that have an exercise price that is less than the market price.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Risk-free interest rate	1.8%	2.3%	2.6%
Expected dividend yield	0.0%	0.0%	1.4%
Expected life (in years)	4.0	4.1	5.1
Expected volatility	91.8%	91.3%	41.1%

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

No options were exercised in 2010, 2009 or 2008. The weighted average fair value per share of options granted during the years ended December 31, 2010, 2009, and 2008 is $4.37, $3.22, and $3.91, respectively.

The fair value of the stock option and restricted stock awards is recognized as compensation expense on a straight-line basis over the vesting period, generally ranging from three to four years for stock options and up to five years for restricted stock.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-vested restricted stock activity is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2009	197,553	$9.48
Granted	791,826	7.82
Vested	(68,599)	11.00
Forfeited	(93,822)	8.76

Outstanding at December 31, 2010	826,958	$7.85

The total fair value of restricted stock awards that vested during the years ended December 31, 2010, 2009, and 2008, was $469, $172, and $171, respectively.

As of December 31, 2010 there was $5,424 of total unrecognized compensation cost related to non-vested stock option and restricted stock awards outstanding under the plans. This cost is expected to be recognized over a weighted-average period of 1.80 years.

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

A summary of restricted stock unit activity is presented below:

	Units with	Units with
	Share Price	Share Price
	Objective of	Objective of
	$6.26	$9.39

Outstanding at December 31, 2009	1,259,958	1,259,958
Granted	—	30,000
Vested	(1,259,958)	—
Forfeited	—	(39,935)

Outstanding at December 31, 2010	—	1,250,023

Compensation expense of $7,115, $3,722 and $216 was recorded for the years ended December 31, 2010, 2009, and 2008, respectively, for restricted stock unit awards. Compensation expense recorded in the year ended December 31, 2010 is primarily attributable to performance during the period and, for certain awards, a reduction in the derived service period over which compensation expense is recognized. Compensation expense recorded in the year ended December 31, 2009 is attributable to performance during the period and increases in the estimated fair value of the awards, partially offset by forfeiture activity.

The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service periods. For the awards with a share price objective of $6.26, the share price objective was

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieved in the first quarter of 2010. The achievement of the share price objective prior to the end of the original derived service period necessitated a reduction in the derived service period to a period equal to the remaining service retention period. This reduction in the derived service period resulted in accelerated recognition of compensation expense in the year ended December 31, 2010. As of December 31, 2010, the service retention period is complete for awards with a price objective of $6.26. As of December 31, 2010, the remaining duration of the derived service periods is 1.10 years for the awards with a share price objective of $9.39. The following assumptions were used to determine the fair value of the outstanding restricted stock units as of December 31, 2010:

Risk-free interest rate	1.0%
Expected dividend yield	0.0%
Expected volatility	102.4%

The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at December 31, 2010. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant.

12.	COMMON STOCK

The company’s restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2010, 60,614,741 shares of Common Stock had been issued.

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

Weighted average shares used in the computation of basic and diluted earnings (loss) per common share for 2010, 2009, and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008

Weighted average shares used for basic earnings (loss) per common share	51,115,516	48,302,027	48,738,788
Effect of dilutive securities:
Stock options	—	—	—

Weighted average shares used for diluted earnings (loss) per common share	51,115,516	48,302,027	48,738,788

All potentially dilutive securities are excluded from the calculation of diluted earnings per share as we have generated a net loss from continuing operations for the years ended December 31, 2010, 2009 and 2008.

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	INCOME TAXES

	Year Ended December 31,
	2010	2009	2008

Loss from continuing operations before income tax benefit:
United States operations	$45,062	$168,429	$411,558
Foreign operations	2,858	8,050	7,400

	$47,920	$176,479	$418,958

Income tax expense (benefit) from continuing operations is comprised of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$(5,031)	$(55,800)	$(50,186)
State and local	(1,436)	(3,467)	(600)
Foreign	81	493	539

	(6,386)	(58,774)	(50,247)
Deferred	(2,508)	(9,019)	47,090

Income tax benefit	$(8,894)	$(67,793)	$(3,157)

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the differences between the United States federal corporate statutory rate and our effective income tax rate for continuing operations.

	Year Ended December 31,
	2010	2009	2008

Federal corporate statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	(4.0)	(9.2)	(1.0)
Foreign rate differential	1.3	2.1	0.6
Non-deductible goodwill	—	—	6.4
Valuation allowance	20.4	5.3	28.2
Other	(1.3)	(1.6)	(0.0)

Effective income tax rate	(18.6)%	(38.4)%	(0.8)%

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31,	December 31,
	2010	2009

Deferred tax assets attributable to:
Expense accruals	$48,716	$60,619
Employee pension and other benefit plans	44,816	58,059
Property, plant, and equipment	933	3,240
Goodwill	3,638	5,884
Net operating loss and tax credit carry forward	77,076	38,320
Other	7,498	8,311

Total deferred tax assets	182,677	174,433

Deferred tax liabilities attributable to:
Intangible assets	(26,404)	(27,023)
Inventory costs capitalized	(2,325)	(1,019)
Prepaid expenses	(2,495)	(2,153)

Total deferred tax liabilities	(31,224)	(30,195)

Valuation allowance	(174,630)	(169,975)

Net deferred tax liabilities	$(23,177)	$(25,737)

As of December 31, 2010 and 2009, deferred tax liabilities of $63 and $0, respectively, are recorded in current other accrued expenses in the Consolidated Balance Sheets.

At December 31, 2010, the deferred tax assets attributable to federal net operating loss carry forwards were $45,836, state net operating loss carry forwards were $26,979, federal tax credit carry forwards were $2,756, and state tax credit carry forwards were $1,505. The federal losses begin to expire in the year 2028. The state losses generally start to expire in the year 2021. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carry forwards, would not be realized based on measurement standards required under the FASB Accounting Standards Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets.

In all periods presented, the income tax benefit of net operating loss carry forwards generated during the period was offset by the recording of a valuation allowance. The income tax benefit recognized in 2010 and 2009 was driven by additional net operating losses generated during the period and our ability to utilize remaining carry back capacity from previous tax years as a result of the Worker, Home Ownership, and Business Assistance Act of 2009. In all periods presented, income tax benefit also includes 1) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 2) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 3) expense related to unrecognized tax benefits.

We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) has commenced full or limited scope examinations of our United States income tax returns for all subsequent years. The company and the IRS have not agreed upon certain issues which remain in the Appeals process. We also have state examinations in progress.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008

Beginning balance — January 1	$8,301	$10,297	$9,559
Tax positions related to prior years
Additions	24	22	1,173
Reductions	(48)	(201)	—
Tax positions related to current year
Additions	32	151	1,567
Reductions	—	—	—
Settlements	(139)	—	(419)
Lapses in statute of limitations	(1,416)	(1,968)	(1,583)

Ending balance — December 31	$6,754	$8,301	$10,297

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, 2009, and 2008, the liability for unrecognized tax benefits included accrued interest of $3,183, $3,227, and $3,182 and accrued penalties of $1,011, $968, and $804, respectively. We recognized interest expense of $863, $1,101, and $1,382 and penalty expense of $43, $163, and $206 related to unrecognized tax benefits in the statement of operations for the years ended December 31, 2010, 2009, and 2008, respectively. The total amount of unrecognized tax benefits at December 31, 2010 that, if recognized, would affect the effective tax rate is $5,638.

The undistributed cumulative earnings of foreign subsidiaries of $9,433 at December 31, 2010 are considered permanently reinvested outside the United States. It is impractical to determine the amount of federal income taxes payable if these earnings were repatriated.

14.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.

15.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the following:

	Year Ended December 31,
	2010	2009	2008

Pension liability	$(5,705)	$4,330	$(86,486)
Foreign currency translation	1,501	1,187	(4,391)

	(4,204)	5,517	(90,877)
Income tax benefit	—	—	(854)

	$(4,204)	$5,517	$(90,023)

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	December 31,	December 31,
	2010	2009

Pension liability	$(118,145)	$(112,440)
Foreign currency translation	2,470	969

	$(115,675)	$(111,471)

16.	LEASES

Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Year Ended December 31,
	2010	2009	2008

Rent expense	$63,846	$77,956	$91,433
Sublease income	(8,388)	(7,547)	(8,692)

Net rent expense	$55,458	$70,409	$82,741

Included in rent expense for 2010, 2009, and 2008 were closed store lease charges of $1,975, $7,537, and $23,158.

Annual minimum payments under operating leases are as follows:

	Minimum	Minimum	Total
	Lease	Lease	Minimum		Net Minimum
	Payments	Payments	Lease	Sublease	Lease
Year	Open Facilities	Closed Stores	Payments	Income	Payments

2011	$42,794	$8,083	$50,877	$7,627	$43,250
2012	36,972	8,285	45,257	7,209	38,048
2013	28,317	8,185	36,502	5,538	30,964
2014	21,246	7,074	28,320	4,158	24,162
2015	12,697	3,760	16,457	1,372	15,085
thereafter	28,142	1,833	29,975	—	29,975

	$170,168	$37,220	$207,388	$25,904	$181,484

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-branded stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease. As of December 31, 2010, the total future payments under lease guarantees were $12,025, which are not included in the table above. Our estimate of probable future losses under these guaranteed leases is not material.

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

We offer limited warranties on certain products. In addition, we accept returns of defective product. Our accounting policy is to accrue an estimated liability for these warranties and returns at the time revenue is recognized. This estimate is based upon historical warranty costs and returns and is adjusted for any warranty or return issues known at period end. The warranty and returns reserve is included partially as a valuation allowance against accounts receivable and partially as an accrued expense. The following table summarizes reserve for warranty and returns activity for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Beginning balance	$5,462	$10,662	$11,024
Additions to reserves	8,192	10,777	19,014
Less deductions from reserves	9,146	15,977	19,376

Ending balance	$4,508	$5,462	$10,662

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	OTHER INCOME, NET

Other income, net consists of the following for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Interest income	$1,368	$1,982	$2,845
Other, net	(1,104)	(433)	2,580

	$264	$1,549	$5,425

19.	DISCONTINUED OPERATIONS

On October 16, 2007, we announced our intent to divest Hickory Business Furniture (HBF), a wholly-owned subsidiary that designs and manufactures business furniture. This business unit is reflected as a discontinued operation pursuant to the provisions of ASC 205 — 20 Discontinued Operations.

On March 29, 2008, we closed the sale of HBF for $75,000 resulting in a gain of $28,868, which is net of income tax expense of $19,247.

Operating results for the discontinued operations are as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Net sales	$—	$—	$15,348
Earnings before income tax expense	—	—	1,734
Net earnings	$—	$—	$1,052

20.	CHANGE IN ESTIMATES

During 2010 we recorded changes in estimates related to certain international tax and trade compliance matters. As a result of favorable settlements and actions taken by the Company as well as other conditions during 2010, our potential exposure and our estimate of the probable cost to resolve the matters decreased and we recognized a corresponding reduction in selling, general, and administrative expenses of $5,937.

During 2009 we recorded changes in estimates related to changes in inventory valuation allowances and changes in the accrual for lease termination costs. The inventory valuation allowances were increased by $32,981 due to our decision to accelerate the disposal of slow moving inventory and the accrual for closed store lease liabilities was increased by $7,537 due to deteriorating market conditions for commercial leases. During 2008 we recorded changes in estimates related to changes in inventory valuation allowances, changes in the allowances for doubtful accounts, and changes in the accrual for lease termination costs. The inventory valuation allowances were increased by $39,800, the allowance for doubtful accounts was increased by $35,241, and the accrual for closed store lease liabilities was increased by $23,158. The increases in estimates were required due to deteriorating economic conditions and our decision to accelerate the disposal of slow moving inventory.

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

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2008, the FASB issued a new standard on employers’ disclosures about postretirement benefit plan assets. This standard enhances the required disclosures related to postretirement benefit plan assets including disclosures concerning a company’s investment policies for benefit plan assets, categories of plan assets, fair value measurements of plan assets, and concentrations of risk within plan assets. This standard became effective for fiscal years ending after December 15, 2009 and the disclosures about plan assets required by this standard are incorporated in Note 10 Employee Benefits. The adoption of this standard did not affect our financial position or results of operations.

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

In June 2009, the FASB issued a standard that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after Nov. 15, 2009. The adoption of this standard on January 1, 2010 did not affect our financial position or results of operations.

22.	CORRECTION OF IMMATERIAL ERRORS

In the third and fourth quarters of 2009, we recorded adjustments to correct immaterial errors from prior periods that increased selling, general and administrative expenses by $11,849. Of the adjustments,

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9,626 primarily related to certain international tax and trade compliance matters. The underlying matters and errors were detected through our transition of certain international tax and trade compliance procedures to a centralized shared services organization. The remaining adjustments of $2,223 related to incorrect unemployment tax calculations in a single state jurisdiction. The respective state brought this matter to our attention and we finalized a settlement agreement in the fourth quarter of 2009. These errors had accumulated since 2002. We concluded that the impact of the adjustments on prior periods was not material.

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of unaudited quarterly information:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2010:
Net sales	$276,093	$271,987	$289,463	$322,391
Gross profit	$50,079	$67,395	$74,391	$84,449
Net earnings (loss)	$(44,677)	$(2,094)	$4,248	$3,497

Earnings (loss) per common share — Diluted	$(0.82)	$(0.04)	$0.09	$0.07

Common stock price range:
High	$5.98	$6.13	$9.30	$7.15
Low	$4.37	$4.53	$5.22	$4.09

Year ended December 31, 2009:
Net sales	$285,574	$293,662	$288,263	$356,871
Gross profit	$20,289	$67,742	$61,628	$80,341
Net earnings (loss)	$(64,981)	$(23,536)	$(15,993)	$(4,176)

Earnings (loss) per common share — Diluted	$(1.35)	$(0.48)	$(0.33)	$(0.09)

Common stock price range:
High	$5.70	$6.04	$4.44	$2.99
Low	$3.61	$2.47	$1.54	$0.70

Earnings (loss) per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.

The closing market price of the Common Stock on December 31, 2010 was $5.14 per share.

In the fourth quarters of 2010 and 2009, we recorded the following charges and costs in our results of continuing operations based on actions taken or events that occurred during the respective period:

•	We incurred costs of $2,162 in 2010, reduced from $4,124 in 2009, related to downtime in our factories.

•	We incurred expense of $3,252 in 2010, reduced from $10,725 in 2009, which related primarily to occupancy costs, lease termination costs, and lease liabilities for closed retail locations.

•	We incurred charges of $3,686 in 2010, compared to $3,608 in 2009, related to accounts receivable.

FURNITURE BRANDS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We incurred charges of $6,734 in 2010 and $32,981 in 2009 to reduce the carrying value of inventory to market value, which was driven by our efforts to accelerate the sale of slow-moving inventory.

•	We incurred charges of $4,809 in 2010 and $4,877 in 2009 related to reductions in workforce of direct labor employees and indirect support employees in our manufacturing facilities and employees in our administrative offices.

•	We incurred costs and charges of $834 in 2010, compared to $2,950 in 2009, associated with the closing of manufacturing facilities and related impairment charges on idle facilities.

•	We incurred charges of $1,100 in 2010 and $39,050 in 2009 related to impairment of our intangible assets.

•	We recorded an adjustment to correct immaterial errors from prior periods that increased selling, general and administrative expenses by $10,479 in 2009. We concluded that the impact on the current and prior periods was not material. See Note 22. Correction of Immaterial Errors for further information.

•	In 2010 we recorded an income tax benefit of $1,706 compared to $69,969 in 2009. In both periods, the income tax benefit of net operating loss carry forwards generated during the period was offset by the recording of a valuation allowance. The income tax benefit recognized in 2009 was driven by additional net operating losses generated during the period and our ability to utilize remaining carry back capacity from previous tax years as a result of the Worker, Home Ownership, and Business Assistance Act of 2009.

All of these charges, costs, and benefits contributed to our net loss from continuing operations of $44,677 in the fourth quarter of 2010 and our net loss from continuing operations of $64,981 in the fourth quarter of 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Furniture Brands International, Inc.:

We have audited Furniture Brands International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive loss for each of the years in the three-year period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

St. Louis, Missouri
March 3, 2011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on an evaluation of the Company’s internal controls over financial reporting as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 (Directors, Executive Officers and Corporate Governance) is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”). The 2011 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2010. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

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

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2011 Proxy Statement. The 2011 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2010, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item 12, not already provided under the “Equity Compensation Plan Information” set forth below, will be included in the 2011 Proxy Statement. The 2011 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2010, and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the shares of common stock that may be issued under our compensation plans as of December 31, 2010, including our 1992 Stock Option Plan, 1999 Long-Term Incentive Plan, 2005 Restricted Stock Plan for Outside Directors, 2008 Incentive Plan, 2010 Omnibus Incentive Plan and our 2010 Employee Stock Purchase Plan:

(C)
Number of Securities
	(A)	(B)	Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders	3,261,128 (1)	15.97	3,559,885 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,261,128 (1)	15.97	3,559,885 (2)

(1)	Consists of 2,621,267 shares of common stock underlying outstanding options granted under our 1992 Stock Option Plan, our 1999 Long-Term Incentive Plan, our 2008 Incentive Plan and our 2010 Omnibus Incentive Plan, 584,216 shares underlying performance shares granted under our 2010 Omnibus Incentive Plan and 55,645 shares underlying restricted stock units granted under our 2005 Restricted Stock Plan for Outside Directors. The performance shares represent the maximum number of shares of common stock that may be issued upon the vesting of these performance shares if maximum three-year performance goals are achieved in 2012. The performance shares and restricted stock are disregarded for purposes of computing the weighted-average exercise price in column (B) above.

(2)	Consists of 2,063,063 shares available for grant under our 2010 Omnibus Incentive Plan and 1,496,822 shares available for grant under our 2010 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 (Certain Relationships and Related Transactions, and Director Independence) will be included in the 2011 Proxy Statement. The 2011 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2010, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 (Principal Accountant Fees and Services) will be included in the 2011 Proxy Statement. The 2011 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2010, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements:

Consolidated balance sheets, December 31, 2010 and 2009

Consolidated statements of operations for each of the years in the three-year period ended December 31, 2010

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2010

Consolidated statements of shareholders’ equity and comprehensive loss for each of the years in the three-year period ended December 31, 2010

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

Schedule II

FURNITURE BRANDS INTERNATIONAL, INC.
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End of
Description	of Period	Expenses	Reserves	Period
	(Dollars in thousands)

Allowances deducted from receivables on balance sheet:
Year Ended December 31, 2010	$26,225	$9,172	$(17,321)	$18,076
Year Ended December 31, 2009	$34,372	$23,712	$(31,859)	$26,225
Year Ended December 31, 2008	$45,467	$60,054	$(71,149)	$34,372

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.

By: /s/ Ralph P. Scozzafava Ralph P. Scozzafava
Date: March 3, 2011	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph P. Scozzafava Ralph P. Scozzafava	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer )	March 3, 2011

/s/ Steven G. Rolls Steven G. Rolls	Chief Financial Officer (Principal Financial Officer)	March 3, 2011

/s/ Richard R. Isaak Richard R. Isaak	Controller (Principal Accounting Officer)	March 3, 2011

/s/ Wilbert G. Holliman, Jr. Wilbert G. Holliman, Jr.	Director	March 3, 2011

/s/ John R. Jordan, Jr. John R. Jordan, Jr.	Director	March 3, 2011

/s/ Ira D. Kaplan Ira D. Kaplan	Director	March 3, 2011

/s/ Ann S. Lieff Ann S. Lieff	Director	March 3, 2011

/s/ Maureen A. McGuire Maureen A. McGuire	Director	March 3, 2011

/s/ Aubrey B. Patterson Aubrey B. Patterson	Director	March 3, 2011

Signature	Title	Date

/s/ George E. Ross George E. Ross	Director	March 3, 2011

/s/ Alan G. Schwartz Alan G. Schwartz	Director	March 3, 2011

/s/ James M. Zimmerman James M. Zimmerman	Director	March 3, 2011

EXHIBIT INDEX

					Incorporated
			Filed with		by Reference
Exhibit			the Form		Filing Date with	Exhibit
Index No.		Exhibit Description	10-K	Form	the SEC	No.

3.1		Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2		By-Laws of the Company, as amended effective as of August 5, 2010		8-K	August 10, 2010	3.1
3.3		Certificate of Designation Series B Junior Participating Preferred Stock of the Company		8-K	August 4, 2009	3.1
4.1		Amended and Restated Stockholder Rights Agreement, dated as of February 26, 2010, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	March 1, 2010	4.1
10	.1*	1999 Long-Term Incentive Plan, as amended		S-8	September 27, 2002	4(f)
10	.2*	Form of Stock Option Grant Letter		8-K	February 2, 2005	10(b)
10	.3*	Form of Restricted Stock Grant Letter		8-K	February 11, 2005	10(c)
10	.4*	2005 Long-Term Performance Bonus Plan		8-K	May 3, 2005	10(a)
10	.5*	2008 Incentive Plan		S-8	December 19, 2008	4.1
10	.6*	Form of Restricted Stock Unit Agreement under the 2008 Incentive Plan		8-K	December 22, 2008	10.1
10	.7*	Form of Restricted Stock Award Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.4
10	.8*	Form of Nonqualified Stock Option Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.5
10	.9*	Form of Performance Based Restricted Stock Award Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.6
10	.10*	2010 Omnibus Incentive Plan		S-8	May 6, 2010	4.1
10	.11*	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.2
10	.12*	Form of Restricted Stock Unit Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.3
10	.13*	Form of Nonqualified Stock Option Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.4
10	.14*	Form of Incentive Stock Option Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.5
10	.15*	Form of Performance Share Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.6
10	.16*	2010 Employee Stock Purchase Plan		S-8	May 6, 2010	4.2
10.17		Form of Indemnification Agreement between the Company and the Company’s directors		10-Q	August 7, 2009	10.1
10	.18*	Amended and Restated Restricted Stock Plan for Outside Directors, dated as of May 7, 2009		10-Q	August 7, 2009	10.2
10	.19*	Amended and Restated Executive Employment Agreement dated February 4, 2010, between the Company and Ralph P. Scozzafava		8-K	February 10, 2010	10.1
10	.20*	Form of Change of Control Agreement effective as of January 1, 2011		8-K	August 10, 2010	10.1
10	.21*	Executive Severance Plan effective July 1, 2010		8-K	March 1, 2010	10.1

					Incorporated
			Filed with		by Reference
Exhibit			the Form		Filing Date with	Exhibit
Index No.		Exhibit Description	10-K	Form	the SEC	No.

10	.22*	Furniture Brands Supplemental Executive Retirement Plan, dated as of January 1, 2002		10-K	March 25, 2003	10(v)
10	.23*	First Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective December 31, 2005		10-Q	May 8, 2009	10.1
10	.24*	Second Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective January 1, 2005		10-Q	May 8, 2009	10.2
10	.25*	Third Amendment to the Furniture Brands Supplemental Executive Retirement Plan, effective March 14, 2008		10-Q	May 8, 2009	10.3
10	.26*	Deferred Compensation Plan, restated effective January 1, 2011		10-Q	November 5, 2010	10.5
10	.27*	Agreement between W.G. Holliman and the Company dated as of June 23, 2008		10-K	March 3, 2010	10.24
10	.28+	Credit Agreement, dated August 9, 2007, among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., and Thomasville Furniture Industries, Inc, the Loan Parties named therein (collectively, the “Loan Parties”), the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		10-Q	November 5, 2010	10.4
10.29		First Amendment, dated March 17, 2008, to Credit Agreement, dated August 9, 2007, among the Company, the Loan Parties, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		10-Q	May 12, 2008	10.2
10.30		Amendment No. 2 to Credit Agreement and Waiver, dated February 20, 2009, among the Company, the Loan Parties, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		10-K	March 2, 2009	10.27
10.31		Waiver dated as of September 24, 2010, among the Company, the Loan Parties, the Lender Parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	September 27, 2010	10.1
10.32		Registration Rights Agreement dated May 21, 2010, between the Company and Evercore Trust Company, N.A.		8-K	May 24, 2011	10.1
10.33		Registration Rights Agreement dated September 2, 2010, between the Company and Evercore Trust Company, N.A.		8-K	September 3, 2010	10.1
21.1		List of Subsidiaries of the Company	X
23.1		Consent of Independent Registered Public Accounting Firm	X
31.1		Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2		Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X

Incorporated
		Filed with		by Reference
Exhibit		the Form		Filing Date with	Exhibit
Index No.	Exhibit Description	10-K	Form	the SEC	No.

32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X

*	Indicates management contract or compensatory plan, contract or arrangement.

+	A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.