Form 10-Q
period 2011-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2011-05-06
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
55,324,757 shares as of April 30, 2011

FURNITURE BRANDS INTERNATIONAL, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

March 31, 2011
December 31, 2010

Consolidated Statements of Operations:	4

Three Months Ended March 31, 2011
Three Months Ended March 31, 2010

Consolidated Statements of Cash Flows:	5

Three Months Ended March 31, 2011
Three Months Ended March 31, 2010

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith, and Creative Interiors, among others.

PART I
Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$40,846	$51,964
Receivables, less allowances of $16,594 ($18,076 at December 31, 2010)	123,655	114,535
Inventories	255,511	249,691
Prepaid expenses and other current assets	13,850	11,242

Total current assets	433,862	427,432

Property, plant, and equipment, net	120,066	124,866
Trade names	86,508	86,508
Other assets	46,572	37,607

Total assets	$687,008	$676,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,590	$79,846
Accrued employee compensation	17,629	18,336
Other accrued expenses	38,442	42,887

Total current liabilities	152,661	141,069

Long-term debt	77,000	77,000
Deferred income taxes	22,180	23,114
Pension liability	103,558	104,736
Other long-term liabilities	72,305	70,927

Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at March 31, 2011 and December 31, 2010	60,615	60,615
Paid-in capital	205,274	210,945
Retained earnings	225,745	228,803
Accumulated other comprehensive loss	(113,875)	(115,675)
Treasury stock at cost 5,291,322 shares at March 31, 2011 and 5,586,251 shares at December 31, 2010	(118,455)	(125,121)

Total shareholders’ equity	259,304	259,567

Total liabilities and shareholders’ equity	$687,008	$676,413

See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$297,856	$322,391

Cost of sales	220,312	237,942

Gross profit	77,544	84,449

Selling, general, and administrative expenses	79,598	79,864

Operating earnings (loss)	(2,054)	4,585

Interest expense	761	844

Other income, net	511	279

Earnings (loss) before income tax expense	(2,304)	4,020

Income tax expense	754	523

Net earnings (loss)	$(3,058)	$3,497

Net earnings (loss) per common share — basic and diluted:	$(0.06)	$0.07

Weighted average shares of common stock outstanding:
Basic	54,818	48,297
Diluted	54,818	48,356
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(3,058)	$3,497
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	6,114	6,105
Compensation expense related to stock option grants and restricted stock awards	974	226
Other, net	(791)	(1,530)
Changes in operating assets and liabilities:
Accounts receivable	(9,120)	(3,395)
Inventories	(5,820)	(5,314)
Prepaid expenses and other assets	(2,515)	(292)
Accounts payable and other accrued expenses	10,663	2,769
Deferred income taxes	(6)	(87)
Other long-term liabilities	(1,452)	(2,702)

Net cash used in operating activities	(5,011)	(723)

Cash flows from investing activities:
Additions to property, plant, equipment, and software	(8,340)	(7,494)
Proceeds from the disposal of assets	2,212	1,869

Net cash used in investing activities	(6,128)	(5,625)

Cash flows from financing activities:
Payments of long-term debt	—	(17,000)
Other	21	—

Net cash provided (used) by financing activities	21	(17,000)

Net decrease in cash and cash equivalents	(11,118)	(23,348)
Cash and cash equivalents at beginning of period	51,964	83,872

Cash and cash equivalents at end of period	$40,846	$60,524

Supplemental disclosure:
Cash payments (refunds) for income taxes, net	$(606)	$103
Cash payments for interest expense	$652	$866
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
(unaudited)
     1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements consist of the accounts of our company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three months ended March 31, 2011 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2011.
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
     2. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
We have been executing plans to improve our performance. These measures include consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, managing product inventory levels better to reflect consumer demand, transforming our transportation methods to be more cost effective, exiting unprofitable retail locations, limiting our credit exposure to weak retail partners, and discontinuing unprofitable lines of business and licensing arrangements. In addition, we have been executing plans to reduce our workforce and to centralize certain functions.
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended March 31,
	2011	2010
Restructuring charges:
Contract termination costs	$—	$614
Facility costs to shutdown, cleanup, and vacate	195	—
Termination benefits	(94)	33
Closed store occupancy and lease costs	1,422	932
Loss (gain) on the sale of assets	(439)	(928)

	1,084	651
Impairment charges	502	67

	$1,586	$718

Statement of Operations classification:
Cost of sales	$1,178	$33
Selling, general, and administrative expenses	408	685

	$1,586	$718

Asset impairment charges were recorded to reduce the carrying value of idle facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $14,680 at March 31, 2011 and $9,609 at December 31, 2010.

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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended March 31,
	2011	2010
Accrual for closed store lease liabilities at beginning of period	$21,704	$26,645
Charges to expense	307	478
Less cash payments	1,330	2,549

Accrual for closed store lease liabilities at end of period	$20,681	$24,574

At March 31, 2011, $5,216 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of March 31, 2011 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2011	$6,074
2012	8,285
2013	8,185
2014	7,074
2015	3,760
thereafter	1,833

$35,211

Activity in the accrual for termination benefits was as follows:

	Three Months Ended March 31,
	2011	2010
Accrual for termination benefits at beginning of period	$4,950	$4,138
Charges (credit) to expense	(94)	33
Less cash payments	775	2,226

Accrual for termination benefits at end of period	$4,081	$1,945

The accrual for termination benefits at March 31, 2011 is classified as accrued employee compensation.

     3. INVENTORIES
Inventories are summarized as follows:

	March 31,	December 31,
	2011	2010
Finished products	$161,411	$156,129
Work-in-process	17,376	16,395
Raw materials	76,724	77,167

	$255,511	$249,691

     4. PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	March 31,	December 31,
	2011	2010
Land	$10,820	$11,375
Buildings and improvements	180,912	190,855
Machinery and equipment	217,724	217,404

	409,456	419,634
Less accumulated depreciation	289,390	294,768

	$120,066	$124,866

Depreciation expense was $4,874 and $4,994 for the three months ended March 31, 2011 and March 31, 2010, respectively.
     5. LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
Asset-based loan	$77,000	$77,000
Less: current maturities	—	—

Long-term debt	$77,000	$77,000

As of March 31, 2011 we had $77,000 of cash borrowings outstanding under our asset based loan (the “ABL”). For additional information regarding the terms of the ABL and the covenants and restrictions affecting availability, see Note 8. Long-Term Debt in our 2010 Annual Report on Form 10-K filed on March 4, 2011.
On April 27, 2011, we refinanced our existing ABL with a group of financial institutions. The amended and restated facility is a five-year asset based loan (the “New ABL”) with commitments to lend up to $250,000. The thresholds at which certain covenants and restrictions become effective were lessened in the New ABL, resulting in additional availability to borrow. Under the New ABL we are also no longer subject to certain representation requirements regarding our pension underfunded status, for which we previously had obtained a waiver.
The new facility, which provides for the issuance of letters of credit and cash borrowings, is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the New ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $42,000 of excess availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $35,000 of excess availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of May 6, 2011, excess availability was $93,501. Therefore, as of May 6, 2011, we have $51,501 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $58,501 of availability before we would be subject to the fixed charge coverage ratio.

We intend to continue to manage our excess availability to remain above the $42,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2011.
The borrowing base will be reported on the 25th day of each month based on our financial position at the end of the previous month. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the New ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.
Interest on cash borrowings outstanding under the New ABL will be at either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of May 6, 2011, loans outstanding were $77,000 with a weighted average interest rate of 3.28%.
Under the terms of the New ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these covenants and expect to remain in compliance for the foreseeable future. For additional information regarding the terms and conditions of the New ABL agreement, refer to our Form 8-K filed on May 2, 2011.
     6. LIQUIDITY
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments of long-term debt, and pension funding requirements.
We are focused on effective cash management. However, if we do not have sufficient cash reserves or sufficient cash flow from our operations or if our borrowing capacity under our New ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
At March 31, 2011, we had $40,846 of cash and cash equivalents and $77,000 of debt outstanding. On April 27, 2011, we refinanced the ABL which resulted in additional availability to borrow under the New ABL, subject to certain provisions, as described in Note 5. Long-Term Debt. The breach of any of these provisions could result in a default under the New ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our New ABL agreement.
     7. EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The total costs of these plans were as follows:

	Three Months Ended March 31,
	2011	2010
Defined benefit plans	$790	$2,714
Defined contribution plan (401k plan) — company match	1,679	1,673
Other	348	130

	$2,817	$4,517

The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$—	$605
Interest Cost	6,388	6,464
Expected return on plan assets	(6,656)	(6,227)
Net amortization and deferral	1,058	1,872

Net periodic pension expense	$790	$2,714

We currently provide retirement benefits to our employees through a defined contribution plan. Through 2005, employees were covered primarily by noncontributory plans, funded by company contributions to trust funds held for the sole benefit of employees. We amended the defined benefit plans, freezing and ceasing future benefits as of December 31, 2005. Certain transitional benefits were provided to certain participants, but ceased accruing when the plan became inactive on December 31, 2010. Effective January 1, 2011, actuarial losses on plan assets are amortized from accumulated other comprehensive loss into net periodic pension expense over the average remaining life expectancy of plan participants, resulting in estimated actuarial losses that will be amortized in 2011 of $4,231.
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $84,675 at December 31, 2010, the measurement date. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the improvement in the funded status in the plan in 2010 and the benefit of the act, our funding requirements for 2011 under the Employee Retirement Income Security Act of 1974 (“ERISA”) are expected to be approximately $3,000. The contributions may be in the form of cash, company common stock or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors and are subject to certain limitations or penalties, including those established by ERISA, based on the percentage of plan assets held in company common stock.
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
     8. STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS
We have outstanding stock options, restricted stock, and restricted stock units. Compensation expense of $865 and $3,774 was recorded for the three months ended March 31, 2011 and March 31, 2010, respectively, related to these awards.
A summary of option activity for the three months ended March 31, 2011 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2010	2,621,267	$15.97
Granted	687,888	4.64
Exercised	—	—
Forfeited or expired	(478,195)	23.02

Outstanding at March 31, 2011	2,830,960	$10.91

The weighted average exercise price and the weighted average fair value per share for stock options granted during the three months ended March 31, 2011 was $4.64 and $2.83, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of non-vested restricted stock activity for the three months ended March 31, 2011 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2010	826,958	$7.85
Granted	297,448	4.59
Vested	(9,167)	6.55
Forfeited	(6,234)	7.03

Outstanding at March 31, 2011	1,109,005	$6.99

Since December 2008, we have awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire on December 19, 2013. If the trailing 10 day average price of our common stock reaches the share price objective and the service retention period is satisfied, then the units will vest and the participant will be entitled to receive a cash payment for each unit that is equal to the share price objective. At March 31, 2011, all outstanding awards have a share price objective of $9.39 and a service retention period which is the later of i) December 19, 2011 or ii) the date upon which the trailing 10 day average price of our common stock reaches the share price objective. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.
There are 1,250,023 restricted stock units outstanding as of March 31, 2011. No restricted stock units were granted, forfeited, or became vested during the three months ended March 31, 2011. The fair value of the restricted stock unit awards is estimated each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service period. At March 31, 2011, the remaining duration of the derived service period is 0.85 years for all outstanding awards.
     9. EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended March 31,
	2011	2010
Weighted average shares used for basic earnings (loss) per common share	54,818,000	48,297,000
Effect of dilutive stock options and restricted stock	—	59,000

Weighted average shares used for diluted earnings (loss) per common share	54,818,000	48,356,000

For the three months ended March 31, 2011, all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we have generated a net loss. Excluded from the computation of diluted earnings per common share for the three months ended March 31, 2010 were options to purchase 1,931,142 shares at an average price of $21.39 per share. These options have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive.
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
We recognized income tax expense of $754 and $523 in the three months ended March 31, 2011 and 2010, respectively. In both periods, income tax expense includes 1) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 2) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 3) expense related to unrecognized tax benefits.
At March 31, 2011, the deferred tax assets attributable to federal net operating loss carry forwards were $44,879, state net operating loss carry forwards were $26,929, federal tax credit carry forwards were $3,095, and state tax credit carry forwards were $1,544. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the FASB Accounting Standard Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets which decreased $5,623 to $169,007 in the three months ended March 31, 2011. The decrease in the valuation allowance in the first quarter of 2011 is primarily attributable to decreases in net deferred tax assets, driven by a decrease in certain accrued expenses.
     11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans and various other non-current liabilities.
     12. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2011	2010
Net earnings (loss)	$(3,058)	$3,497
Other comprehensive income:
Pension liability	1,058	1,870
Foreign currency translation	742	779

	1,800	2,649
Income tax expense	—	(709)

Other compressive income	1,800	1,940

Total comprehensive income (loss)	$(1,258)	$5,437

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	March 31,	December 31,
	2011	2010
Pension liability	$(117,087)	$(118,145)
Foreign currency translation	3,212	2,470

	$(113,875)	$(115,675)

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

We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-branded stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 31, 2011, the total amounts remaining under lease guarantees were $9,175. Our estimate of probable future losses under these guaranteed leases is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Statements
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this and previous filings and particularly in the “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Overview
We are one of the world’s leading designers, manufacturers, sourcers, wholesalers, and retailers of home furnishings. We market through a wide range of retail channels, from mass merchant stores to single-branded and independent dealers to specialized interior designers. We serve our customers through some of the best known and most respected brands in the furniture industry, including Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith, and Creative Interiors.
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

•
Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges and also manufactures and markets ready-to-assemble furniture under the Creative Interiors brand name, as well as case goods for the hospitality and contract markets.

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

Business Trends and Strategy
Compared to the first quarter of 2010, sales decreased 7.6% in the first quarter of 2011 although this comparative trend improved in each sequential month during the quarter. We experienced a 7.9% sequential increase in sales from the fourth quarter of 2010 to the first quarter of 2011. We believe sales continue to be depressed as a result of continued weak retail conditions in the residential furniture industry. We believe these weak retail conditions are primarily the result of low existing home sales, low new home sales, wavering consumer confidence and a number of other ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These other ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have taken several significant steps and continue to take actions to reduce costs, preserve cash, and drive profitable sales. In the first quarter of 2011, we experienced benefits from these measures including sustained improvement in gross margin; continued improvement in selling, general, and administrative expenses while increasing investments in advertising; and the maintenance of low levels of debt.
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

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$297.9	100.0%	$322.4	100.0%
Cost of sales	220.3	74.0	237.9	73.8

Gross profit	77.5	26.0	84.4	26.2
Selling, general, and administrative expenses	79.6	26.7	79.9	24.8

Earnings (loss) from operations	(2.1)	(0.7)	4.6	1.4
Interest expense	0.8	0.3	0.8	0.3
Other income, net	0.5	0.2	0.3	0.1

Earnings (loss) before income tax expense	(2.3)	(0.8)	4.0	1.2
Income tax expense	0.8	0.3	0.5	0.2

Net earnings (loss)	$(3.1)	(1.0)%	$3.5	1.1%

Net earnings (loss) per common share — basic and diluted	$(0.06)		$0.07
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net sales for the three months ended March 31, 2011 was $297.9 million compared to $322.4 million in the three months ended March 31, 2010, a decrease of $24.5 million, or 7.6%. The decrease in net sales was primarily the result of continued weak retail conditions, resulting in lower sales volume, and was partially offset by lower price discounts.
Gross profit for the three months ended March 31, 2011 was $77.5 million compared to $84.4 million in the three months ended March 31, 2010. The decrease in gross profit is primarily attributable to lower sales ($6.4 million). Gross margin for the three months ended March 31, 2011 remained consistent at 26.0% compared to 26.2% in the three months ended March 31, 2010.
Selling, general, and administrative expenses remained consistent at $79.6 million in the three months ended March 31, 2011 compared to $79.9 million in the three months ended March 31, 2010.
Income tax expense for the three months ended March 31, 2011 remained consistent at $0.8 million compared to $0.5 million in the three months ended March 31, 2010. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards.
Net earnings (loss) per common share was $(0.06) and $0.07 for the three months ended March 31, 2011 and 2010, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis was 54.8 million for the three months ended March 31, 2011 and 48.4 million for the three months ended March 31, 2010.

Retail Results of Operations
Based on the structure of our operations and management and the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail stores:

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$29.0	$25.6	$10.0	$10.0

Cost of sales	17.6	14.6	6.7	5.9

Gross profit	11.4	11.0	3.3	4.1

Selling, general and administrative expenses — open stores	15.9	15.3	5.0	5.8

Operating loss — open stores (c)	$(4.6)	$(4.3)	$(1.7)	$(1.8)

Selling, general and administrative expenses — closed stores	—	—	1.4	0.9

Operating loss (c)	$(4.6)	$(4.3)	$(3.1)	$(2.7)

Number of open stores and showrooms at end of period	47	51	18	21
Number of closed locations at end of period	—	—	27	28
Same-store-sales (d):
Percentage increase	17%	16%	(e )	(e )
Number of stores	46	40

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three months ended March 31, 2011 and 2010.

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

e)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including seven Drexel Heritage stores, two Lane stores, one Henredon store, one Broyhill store, and seven designer showrooms at March 31, 2011; and it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

Gross margin for company-owned Thomasville retail store locations for the three months ended March 31, 2011 was 39.3% as compared to 43.0% for the three months ended March 31, 2010. The decrease in gross margin was primarily due to the liquidation of inventory from three stores during the three months ended March 31, 2011 in anticipation of closing these locations. In addition to the above company-owned stores, there were 64 and 72 Thomasville dealer-owned stores at March 31, 2011 and 2010, respectively.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at March 31, 2011 totaled $40.8 million, compared to $52.0 million at December 31, 2010. Net cash used in operating activities totaled $5.0 million in the three months ended March 31, 2011 compared with $0.7 million in the three months ended March 31, 2010. The decrease in cash flow from operations was primarily driven by decreased earnings from operations in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and decreased cash generated from working capital. Net cash used in investing activities for the three months ended March 31, 2011 totaled $6.1 million compared with $5.6 million in the three months ended March 31, 2010. The increase in cash used in investing activities is primarily the result of greater additions to property, plant, equipment, and software. Net cash provided by financing activities totaled $21.0 thousand in the three months ended March 31, 2011 compared with net cash used in financing activities of $17.0 million in the three months ended March 31, 2010, consisting of the payment of long-term debt. Working capital was $281.2 million at March 31, 2011, compared to $286.4 million at December 31, 2010.
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, borrowings and payments of long-term debt and pension funding requirements. We are focused on effective cash management and we believe our liquidity will be sufficient to support our operations for the foreseeable future. However, if we do not have sufficient cash reserves or sufficient cash flow from our operations or if our borrowing capacity under our debt agreement is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
At March 31, 2011, we had $40.8 million of cash and cash equivalents and $77.0 million of debt outstanding. On April 27, 2011, we refinanced our existing asset based loan (the “ABL”) which resulted in additional availability to borrow under the new asset based loan (the “New ABL”), subject to certain provisions, as described in “Financing Arrangements” below. The breach of any of these provisions could result in a default under the New ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our New ABL agreement.

Financing Arrangements
Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2011	2010
Asset-based loan	$77.0	$77.0
Less: current maturities	—	—

Long-term debt	$77.0	$77.0

As of March 31, 2011 we had $77.0 million of cash borrowings outstanding under our ABL. For additional information regarding the terms of the ABL and the covenants and restrictions affecting availability, see Note 8. Long-Term Debt in our 2010 Annual Report on Form 10-K filed on March 4, 2011.
On April 27, 2011, we refinanced our existing ABL with a group of financial institutions. The amended and restated facility is a five-year asset based loan with commitments to lend up to $250.0 million. The thresholds at which certain covenants and restrictions become effective were lessened in the New ABL, resulting in additional availability to borrow. Under the New ABL we are also no longer subject to certain representation requirements regarding our pension underfunded status, for which we previously had obtained a waiver.
The new facility, which provides for the issuance of letters of credit and cash borrowings, is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the New ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $42.0 million of excess availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $35.0 million of excess availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of May 6, 2011, excess availability was $93.5 million. Therefore, as of May 6, 2011, we have $51.5 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $58.5 million of availability before we would be subject to the fixed charge coverage ratio.
We intend to continue to manage our excess availability to remain above the $42.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. We do not expect to fall below this threshold in 2011.
The borrowing base will be reported on the 25th day of each month based on our financial position at the end of the previous month. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the New ABL. These examinations have not resulted in significant adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.
Interest on cash borrowings outstanding under the New ABL will be at either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of May 6, 2011, loans outstanding were $77.0 million with a weighted average interest rate of 3.28%.
Under the terms of the New ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these covenants and expect to remain in compliance for the foreseeable future. For additional information regarding the terms and conditions of the New ABL agreement, refer to our Form 8-K filed on May 2, 2011.
We believe our current cash position along with our cash flow from operations and availability under the New ABL will be sufficient to fund our liquidity requirements for the foreseeable future.
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
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the improvement in the funded status of the plan in 2010 and the benefit of the act, our funding requirements for 2011 under the Employee Retirement Income Security Act of 1974 are expected to be approximately $3.0 million. However, if the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.
Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases of company-branded stores operated by independent furniture dealers and guarantee leases of tractors and trailers operated by an independent transportation company. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 31, 2011, the total amounts remaining under lease guarantees were $9.2 million. Our estimate of probable future losses under these guaranteed leases is not material.
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
We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010.
Subsequent Events
As described in “Financial Condition and Liquidity” above, on April 27, 2011, we refinanced our existing ABL with a group of financial institutions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.2 million annually. We have no derivative financial instruments at March 31, 2011.

Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2011.

b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
For a discussion of legal proceedings, refer to Part I, Note 13 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
We describe the risk factors associated with our business below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company. You should carefully consider the risks described below in addition to all other information provided to you in this document, in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially and adversely affect our business, results of operations, and financial condition.
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
Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans have fluctuated significantly and further disruptions in the financial markets could adversely impact the value of our pension plan assets in the future. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $84.7 million at December 31, 2010. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”), which provides additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the potential benefit of the act, we do not expect our minimum funding requirements for 2011 to be significant. However, if the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity.
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
Provisions in our certificate of incorporation and our shareholders’ rights plan could discourage a takeover and could result in a decrease in the value of our common stock.
Certain provisions of our certificate of incorporation and shareholders’ rights plan could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. Our certificate of incorporation contains provisions that may make the acquisition of control by a third party without the approval of our board of directors more difficult, including provisions relating to the issuance of stock without shareholder approval. In addition, we have also adopted a dual-trigger shareholders’ rights plan designed to deter shareholders from acquiring shares of stock in excess of 4.75% in order to reduce the risk of limitation of use of our net operating loss carry forwards under Section 382 of the Internal Revenue Code, and to protect our stockholders against potential acquirers who may pursue coercive or unfair tactics aimed at gaining control of the company without paying all stockholders a full and fair price. These provisions may have unintended anti-takeover effects and may delay or prevent a change in control, which could result in a decrease of the price of our common stock.
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
Our availability to borrow is dependent on certain provisions of our debt agreement, including those described in Note 5 “Long-Term Debt” in Part I, Item 1 of this Form 10-Q. The breach of any of these provisions could result in a default under our debt agreement and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, an inability to generate sufficient future profits could have a significant adverse impact on our cash flow and liquidity and could cause us to not be in compliance with our debt agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business.
If we do not have sufficient cash reserves, cash flow from our operations, or our borrowing capacity is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds or settle liabilities through issuances of equity or convertible securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2011 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
	Purchased	per Share (1)	Programs	Programs.
January 2011: January 1, 2011 through January 31, 2011	—	$—	(2)	(2)
February 2011: February 1, 2011 through February 28, 2011	3,361	4.46	(2)	(2)
March 2011: March 1, 2011 through March 31, 2011	—	—	(2)	(2)

Total	3,361	$4.46

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended March 31, 2011.

Item 6. Exhibits

		Filed
		with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-Q	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 5, 2010		8-K	August 10, 2010	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of February 26, 2010, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	March 1, 2010	4.1
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc. (Registrant)
By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer) Date: May 6, 2011