Form 10-Q
period 2011-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2011-08-05
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
55,503,011 shares as of July 31, 2011

FURNITURE BRANDS INTERNATIONAL, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

June 30, 2011
December 31, 2010

Consolidated Statements of Operations:	4

Three Months Ended June 30, 2011
Three Months Ended June 30, 2010

Six Months Ended June 30, 2011
Six Months Ended June 30, 2010

Consolidated Statements of Cash Flows:	5

Six Months Ended June 30, 2011
Six Months Ended June 30, 2010

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith, and Creative Interiors, among others.

PART I

Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$35,354	$51,964
Receivables, less allowances of $8,756 ($18,076 at December 31, 2010)	123,057	114,535
Inventories	246,478	249,691
Prepaid expenses and other current assets	13,642	11,242
Total current assets	418,531	427,432
Property, plant, and equipment, net	117,930	124,866
Trade names	86,508	86,508
Other assets	54,147	37,607
Total assets	$677,116	$676,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,978	$79,846
Accrued employee compensation	21,157	18,336
Other accrued expenses	38,425	42,887
Total current liabilities	148,560	141,069
Long-term debt	77,000	77,000
Deferred income taxes	21,590	23,114
Pension liability	102,821	104,736
Other long-term liabilities	71,818	70,927
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at June 30, 2011 and December 31, 2010	60,615	60,615
Paid-in capital	203,010	210,945
Retained earnings	219,096	228,803
Accumulated other comprehensive loss	(112,303)	(115,675)
Treasury stock at cost 5,118,111 shares at June 30, 2011 and 5,586,251 shares at December 31, 2010	(115,091)	(125,121)
Total shareholders’ equity	255,327	259,567
Total liabilities and shareholders’ equity	$677,116	$676,413
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$296,225	$289,463	$594,081	$611,854
Cost of sales	222,805	215,072	443,117	453,014
Gross profit	73,420	74,391	150,964	158,840
Selling, general, and administrative expenses	79,256	75,166	158,854	155,030
Operating earnings (loss)	(5,836)	(775)	(7,890)	3,810
Interest expense	958	734	1,719	1,578
Other income, net	384	462	895	741
Earnings (loss) before income tax expense (benefit)	(6,410)	(1,047)	(8,714)	2,973
Income tax expense (benefit)	239	(5,295)	993	(4,772)
Net earnings (loss)	$(6,649)	$4,248	$(9,707)	$7,745
Net earnings (loss) per common share — basic and diluted:	$(0.12)	$0.09	$(0.18)	$0.16

Weighted average shares of common stock outstanding - Basic	54,919	49,350	54,869	48,826
Weighted average shares of common stock outstanding - Diluted	54,919	49,414	54,869	48,828
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(9,707)	$7,745
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	11,549	12,025
Compensation expense related to stock option grants and restricted stock awards	2,065	893
Other, net	75	(1,978)
Changes in operating assets and liabilities:
Accounts receivable	(9,040)	3,874
Income taxes receivable	518	51,993
Inventories	3,213	(25,376)
Prepaid expenses and other assets	(2,499)	(808)
Accounts payable and other accrued expenses	5,716	3,472
Deferred income taxes	250	(520)
Other long-term liabilities	(1,248)	(5,013)
Net cash provided by operating activities	892	46,307
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(17,364)	(11,371)
Proceeds from the disposal of assets	2,264	2,050
Net cash used in investing activities	(15,100)	(9,321)
Cash flows from financing activities:
Payments of long-term debt	—	(18,000)
Payments for debt issuance costs	(2,433)	—
Other	31	(68)
Net cash used in financing activities	(2,402)	(18,068)
Net increase (decrease) in cash and cash equivalents	(16,610)	18,918
Cash and cash equivalents at beginning of period	51,964	83,872
Cash and cash equivalents at end of period	$35,354	$102,790
Supplemental disclosure:
Cash payments (refunds) for income taxes, net	$(263)	$(56,488)
Cash payments for interest expense	$1,517	$1,434
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
(unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements consist of the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2011.
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates, judgments, and assumptions, which we believe to be reasonable, based on the information available. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restructuring charges:
Contract termination costs	$—	$—	$—	$614
Facility costs to shutdown, cleanup, and vacate	620	—	815	—
Termination benefits	205	822	111	855
Closed store occupancy and lease costs	843	988	2,265	1,920
Loss (gain) on the sale of assets	—	—	(439)	(928)
	1,668	1,810	2,752	2,461
Impairment charges	600	120	1,102	187
	$2,268	$1,930	$3,854	$2,648

Statement of Operations classification:
Cost of sales	$—	$—	$408	$33
Selling, general, and administrative expenses	2,268	1,930	3,446	2,615
	$2,268	$1,930	$3,854	$2,648
Asset impairment charges were recorded to reduce the carrying value of idle facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $17,526 at June 30, 2011 and $9,609 at December 31, 2010.

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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended June 30,
	2011	2010
Accrual for closed store lease liabilities at beginning of period	$20,681	$24,574
Charges (credit) to expense	(458)	(336)
Less cash payments	1,314	2,102
Accrual for closed store lease liabilities at end of period	$18,909	$22,136
At June 30, 2011, $5,312 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of June 30, 2011 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2011	$3,901
2012	7,861
2013	7,760
2014	7,003
2015	3,760
thereafter	1,910
$32,195
Activity in the accrual for termination benefits was as follows:

	Three Months Ended June 30,
	2011	2010
Accrual for termination benefits at beginning of period	$4,081	$1,945
Charges (credit) to expense	205	822
Less cash payments	1,448	1,769
Accrual for termination benefits at end of period	$2,838	$998
The accrual for termination benefits at June 30, 2011 is classified as accrued employee compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	June 30, 2011	December 31, 2010
Finished products	$153,578	$156,129
Work-in-process	16,340	16,395
Raw materials	76,560	77,167
	$246,478	$249,691

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	June 30, 2011	December 31, 2010
Land	$8,920	$11,375
Buildings and improvements	178,531	190,855
Machinery and equipment	215,721	217,404
	403,172	419,634
Less accumulated depreciation	285,242	294,768
	$117,930	$124,866
Depreciation expense was $4,269 and $4,799 for the three months ended June 30, 2011 and June 30, 2010, respectively and $9,143 and $9,793 for the six months ended June 30, 2011 and June 30, 2010, respectively.

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Asset-based loan	$77,000	$77,000
Less: current maturities	—	—
Long-term debt	$77,000	$77,000
On April 27, 2011, we refinanced our revolving credit facility with a group of financial institutions. The amended and restated facility is a five-year asset based loan (the “ABL”) with commitments to lend up to $250,000. The thresholds at which certain covenants and restrictions become effective were lessened in this amended and restated ABL, resulting in additional availability to borrow. Under this amended and restated ABL we are also no longer subject to certain representation requirements regarding our pension underfunded status, for which we previously had obtained a waiver.
The ABL provides for the issuance of letters of credit and cash borrowings, is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $42,000 of excess availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $35,000 of excess availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of June 30, 2011, excess availability was $89,423. Therefore, as of June 30, 2011, we have $47,423 of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $54,423 of availability before we would be subject to the fixed charge coverage ratio.
We intend to continue to manage our excess availability to remain above the $42,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants.
The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. With the filing of our borrowing base report on July 25, 2011, excess availability decreased to $81,787. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in material adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of June 30, 2011, loans outstanding were $77,000 with a weighted average interest rate of 3.23%.
Under the terms of the ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these covenants and expect to remain in compliance for the foreseeable future.

6.	LIQUIDITY
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, expiration of dark store leases, borrowings and payments of long-term debt, and pension funding requirements.
We are focused on effective cash management. However, if we do not have sufficient cash reserves or sufficient cash flow from our operations or if our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
At June 30, 2011, we had $35,354 of cash and cash equivalents, $77,000 of debt outstanding, and excess availability to borrow up to an additional $54,423 under the ABL, subject to certain provisions, as described in Note 5 Long-Term Debt above. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.

7.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Defined benefit plans	$790	$2,714	$1,580	$5,428
Defined contribution plan (401k plan) — company match	1,595	1,691	3,274	3,364
Other	353	140	701	270
	$2,738	$4,545	$5,555	$9,062
The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$—	$605	$—	$1,210
Interest Cost	6,388	6,464	12,776	12,928
Expected return on plan assets	(6,656)	(6,227)	(13,312)	(12,454)
Net amortization and deferral	1,058	1,872	2,116	3,744
Net periodic pension expense	$790	$2,714	$1,580	$5,428
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
We have outstanding stock options, restricted stock, and restricted stock units. Compensation expense of $771 and $1,582 was recorded for the three months ended June 30, 2011 and June 30, 2010, respectively, and $1,636 and $5,356 was recorded for the six months ended June 30, 2011 and June 30, 2010, respectively, related to these awards.
A summary of option activity for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,621,267	$15.97
Granted	692,888	4.64
Exercised	—	—
Forfeited or expired	(713,233)	22.26
Outstanding at June 30, 2011	2,600,922	$9.99
The weighted average exercise price and the weighted average fair value per share for stock options granted during the six months ended June 30, 2011 was $4.64 and $2.83, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.
A summary of non-vested restricted stock activity for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2010	826,958	$7.85
Granted	450,901	4.57
Vested	(137,647)	8.04
Forfeited	(15,066)	5.48
Outstanding at June 30, 2011	1,125,146	$6.54
Since December 2008, we have awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire on December 19, 2013. If the trailing 10 day average price of our common stock reaches the share price objective and the service retention period is satisfied, then the units will vest and the participant will be entitled to receive a cash payment for each unit that is equal to the share price objective. At June 30, 2011, all outstanding awards have a share price objective of $9.39 and a service retention period which is the later of i) December 19, 2011 or ii) the date upon which the trailing 10 day average price of our common stock reaches the share price objective. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.
There are 1,250,023 restricted stock units outstanding as of June 30, 2011. No restricted stock units were granted, forfeited, or became vested during the six months ended June 30, 2011. The fair value of the restricted stock unit awards is estimated and adjusted each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service period. At June 30, 2011, the remaining duration of the derived service period is 0.6 years for all outstanding awards.

9.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares used for basic earnings (loss) per common share	54,919,000	49,350,000	54,869,000	48,826,000
Effect of dilutive stock options and restricted stock	—	64,000	—	2,000
Weighted average shares used for diluted earnings (loss) per commen share	54,919,000	49,414,000	54,869,000	48,828,000

For the three and six months ended June 30, 2011, all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we generated a net loss in both periods. Excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2010 were options to purchase 2,195,937 and 2,200,937 shares at an average price of $19.25 and $19.22 per share. These options have been excluded from the diluted earnings (loss) per share calculation because their inclusion would be antidilutive.

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
We recognized income tax expense of $239 and $993 in the three and six months ended June 30, 2011, respectively. We recognized income tax benefit of $5,295 and $4,772 in the three and six months ended June 30, 2010, respectively. In all periods, income tax expense includes 1) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 2) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 3) expense related to unrecognized tax benefits. The income tax benefit in the three and six months ended June 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in the second quarter of 2010. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
At June 30, 2011, the deferred tax assets attributable to federal net operating loss carry forwards were $50,313, state net operating loss carry forwards were $26,935, federal tax credit carry forwards were $3,095, and state tax credit carry forwards were $1,547. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the FASB Accounting Standard Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets which increased $1,210 in the three months ended June 30, 2011 and decreased $4,413 in the six months ended June 30, 2011, respectively, to $170,217 at June 30, 2011. The increase in the valuation allowance in the three months ended June 30, 2011 is primarily attributable to net operating losses. The decrease in the valuation allowance in the six months ended June 30, 2011 is primarily attributable to decreases in net deferred tax assets, driven by a decrease in certain accrued expenses, partially offset by net operating losses.

11.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans, and various other non-current liabilities.

12.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings (loss)	$(6,649)	$4,248	$(9,707)	$7,745
Other comprehensive income (loss):
Pension liability	1,058	1,872	2,116	3,744
Foreign currency translation	514	(312)	1,256	466
	1,572	1,560	3,372	4,210
Income tax expense	—	—	—	—
Other compressive income	1,572	1,560	3,372	4,210
Total comprehensive income (loss)	$(5,077)	$5,808	$(6,335)	$11,955

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	June 30, 2011	December 31, 2010
Pension liability	$(116,029)	$(118,145)
Foreign currency translation	3,726	2,470
	$(112,303)	$(115,675)

13.	CONTINGENT LIABILITIES
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
We are also involved in various claims relating to environmental matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party under federal and state environmental laws for site remediation. Management analyzes each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, management believes at the present time that it is not reasonably possible that any claims, penalties or costs incurred in connection with known environmental matters will have a material adverse effect upon our consolidated financial position or results of operations. However, management’s assessment of our current claims could change in light of the discovery of facts with respect to environmental sites, which are not in accordance with management’s evaluation of the probable liability or outcome of such claims.
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 30, 2011, the total amounts remaining under lease guarantees were $8,539. Our estimate of probable future losses under these guaranteed leases is not material.

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
Through these brands, we offer (i) case goods, consisting of bedroom, dining room, and living room wood furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals, and chairs, (iii) motion upholstered furniture, consisting of recliners and sleep sofas, (iv) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers, and home office furniture, and (v) decorative accessories and accent pieces. Our brands are featured in nearly every price and product category in the residential furniture industry.
Each of our brands targets specific customers in relation to style and price point.

•
Broyhill offers collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles and product categories including bedroom, dining room, living room, occasional, youth, home office, and home entertainment.

•	Lane focuses primarily on mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.

•
Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges and also offers ready-to-assemble furniture under the Creative Interiors brand name, as well as case goods for the hospitality and contract markets.

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

Business Trends and Strategy
Sales increased 2.3% in the second quarter of 2011 compared to the second quarter of 2010 and sales decreased 2.9% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We believe sales continue to be depressed as a result of continued weak retail conditions in the residential furniture industry. We believe these weak retail conditions are primarily the result of low existing home sales, low new home sales, wavering consumer confidence and a number of other ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These other ongoing factors include lower home values, prolonged foreclosure activity throughout the country, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have taken several significant steps and continue to take actions to reduce costs, preserve cash, and drive profitable sales. Since we initiated these measures, we have experienced benefits including reductions in selling, general and administrative expenses, improvements in gross margin, and low levels of debt.
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

•
Investing to expand our manufacturing facilities in Indonesia and develop a new facility in Mexico, both of which we expect will deliver components and finished product at a lower cost than would otherwise be possible.

While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$296.2	100.0%	$289.5	100.0%
Cost of sales	222.8	75.2%	215.1	74.3%
Gross profit	73.4	24.8%	74.4	25.7%
Selling, general, and administrative expenses	79.3	26.8%	75.2	26.0%
Operating loss	(5.8)	(2.0)%	(0.8)	(0.3)%
Interest expense	1.0	0.3%	0.7	0.2%
Other income, net	0.4	0.1%	0.5	0.2%
Loss before income tax expense (benefit)	(6.4)	(2.2)%	(1.0)	(0.3)%
Income tax expense (benefit)	0.2	0.1%	(5.3)	(1.8)%
Net earnings (loss)	$(6.6)	(2.2)%	$4.2	1.5%
Net earnings (loss) per common share — basic and diluted	$(0.12)		$0.09

	Six Months Ended June 30,
	2011		2010
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$594.1	100.0%	$611.9	100.0%
Cost of sales	443.1	74.6%	453.0	74.0%
Gross profit	151.0	25.4%	158.9	26.0%
Selling, general, and administrative expenses	158.9	26.7%	155.0	25.3%
Operating earnings (loss)	(7.9)	(1.3)%	3.8	0.6%
Interest expense	1.7	0.3%	1.6	0.3%
Other income, net	0.9	0.2%	0.7	0.1%
Earnings (loss) before income tax expense (benefit)	(8.7)	(1.5)%	3.0	0.5%
Income tax expense (benefit)	1.0	0.2%	(4.8)	(0.8)%
Net earnings (loss)	$(9.7)	(1.6)%	$7.7	1.3%
Net earnings (loss) per common share — basic and diluted	$(0.18)		$0.16
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net sales for the three months ended June 30, 2011 was $296.2 million compared to $289.5 million in the three months ended June 30, 2010, an increase of $6.7 million, or 2.3%.
Gross profit for the three months ended June 30, 2011 was $73.4 million compared to $74.4 million in the three months ended June 30, 2010. The decrease in gross profit is primarily attributable to higher material costs relative to sales price ($3.5 million)and higher inventory charges ($2.5 million), partially offset by lower employee benefit and welfare costs ($2.7 million) and higher sales ($1.7 million). Gross margin for the three months ended June 30, 2011 decreased to 24.8% compared to 25.7% in the three months ended June 30, 2010.
Selling, general, and administrative expenses increased to $79.3 million in the three months ended June 30, 2011 compared to $75.2 million in the three months ended June 30, 2010 primarily due to increased investments in advertising ($3.1 million) and favorable settlements in 2010 related to certain international tax and trade compliance matters ($3.7 million), partially offset by lower incentive compensation ($5.4 million) due to changes in forecasted earnings in the second quarter of 2011.

Income tax expense for the three months ended June 30, 2011 totaled $0.2 million compared to income tax benefit of $5.3 million in the three months ended June 30, 2010. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit in the three months ended June 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in the second quarter of 2010. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net earnings (loss) per common share was $(0.12) and $0.09 for the three months ended June 30, 2011 and 2010, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis was 54.9 million for the three months ended June 30, 2011 and 49.4 million for the three months ended June 30, 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net sales for the six months ended June 30, 2011 was $594.1 million compared to $611.9 million in the six months ended June 30, 2010, a decrease of $17.8 million or 2.9%. The decrease in net sales was primarily the result of continued weak retail conditions, resulting in lower sales volume in the first quarter.
Gross profit for the six months ended June 30, 2011 was $151.0 million compared to $158.9 million in the six months ended June 30, 2010. The decrease in gross profit is primarily attributable to higher material costs relative to sales price ($5.7 million), lower sales ($4.6 million), and higher inventory charges ($3.9), partially offset by lower employee benefit and welfare costs ($6.5 million). Gross margin for the six months ended June 30, 2011 decreased to 25.4% compared to 26.0% in the six months ended June 30, 2010.
Selling, general, and administrative expenses increased to $158.9 million in the six months ended June 30, 2011 compared to $155.0 million in the six months ended June 30, 2010 primarily due to increased investments in advertising ($5.5 million), favorable settlements in 2010 related to certain international tax and trade compliance matters ($3.3 million), and lower gain on the disposal of assets ($1.2 million), partially offset by lower incentive compensation ($8.6 million) due to changes in forecasted earnings in the second quarter of 2011.
Income tax expense for the six months ended June 30, 2011 totaled $1.0 million compared to income tax benefit of $4.8 million in the six months ended June 30, 2010. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit in the six months ended June 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans in the second quarter of 2010. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net earnings (loss) per common share was $(0.18) and $0.16 for the six months ended June 30, 2011 and 2010, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis was 54.9 million for the six months ended June 30, 2011 and 48.8 million  for the six months ended June 30, 2010.

Retail Results of Operations
Based on the structure of our operations and management as well as the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail locations:

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$26.9	$26.4	$9.5	$10.0
Cost of sales	15.5	14.8	5.7	6.4
Gross profit	11.4	11.6	3.8	3.6
Selling, general and administrative expenses — open stores	16.1	15.8	5.2	5.6
Operating loss — open stores (c)	$(4.7)	$(4.2)	$(1.4)	$(2.0)
Selling, general and administrative expenses — closed stores	—	—	0.8	1.0
Operating loss (c)	$(4.7)	$(4.2)	$(2.2)	$(3.0)
Number of open stores and showrooms at end of period	48	52	18	19
Number of closed locations at end of period	—	—	27	27
Same-store-sales (d):
Percentage increase	8%	21%	(e)	(e)
Number of stores	45	40

	Thomasville Stores (a)		All Other Retail Locations (b)
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$55.9	$52.0	$19.6	$20.0
Cost of sales	33.1	29.4	12.4	12.4
Gross profit	22.8	22.6	7.2	7.7
Selling, general and administrative expenses — open stores	32.0	31.1	10.2	11.4
Operating loss — open stores (c)	$(9.2)	$(8.5)	$(3.0)	$(3.8)
Selling, general and administrative expenses — closed stores	—	—	2.3	1.9
Operating loss (c)	$(9.2)	$(8.5)	$(5.3)	$(5.7)
Same-store-sales (d):
Percentage increase	12%	18%	(e)	(e)
Number of stores	45	40
____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three or six months ended June 30, 2011 and 2010.

b)
This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”). Selling, general and administrative expenses — closed stores includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities.

c)	Operating loss does not include our wholesale profit on the above retail net sales.

d)	The same-store sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

e)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including seven Drexel Heritage stores, two Lane stores, one Henredon store, one Broyhill store, and seven designer showrooms at June 30, 2011; and it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

Gross margin for company-owned Thomasville retail store locations for the six months ended June 30, 2011 was 40.8% as compared to 43.5% for the six months ended June 30, 2010. The decrease in gross margin was primarily due to liquidation sales for three stores that were closed in 2011. In addition to the above company-owned stores, there were 62 and 72 Thomasville dealer-owned stores at June 30, 2011 and 2010, respectively.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at June 30, 2011 totaled $35.4 million, compared to $52.0 million at December 31, 2010. Net cash provided by operating activities totaled $0.9 million in the six months ended June 30, 2011 compared with $46.3 million in the six months ended June 30, 2010. The decrease in cash flow from operations was primarily driven by decreased earnings from operations in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and decreased cash generated from income taxes receivable, partially offset by increased cash generated from working capital. Net cash used in investing activities for the six months ended June 30, 2011 totaled $15.1 million compared with $9.3 million in the six months ended June 30, 2010. The increase in cash used in investing activities is primarily the result of greater additions to property, plant, equipment, and software. Net cash used in financing activities totaled $2.4 million in the six months ended June 30, 2011 and $18.1 million in the six months ended June 30, 2010. The decrease in cash used in financing activities is primarily the result of decreased payments of long-term debt. Working capital was $270.0 million at June 30, 2011, compared to $286.4 million at December 31, 2010.
The primary items impacting our liquidity in the future are cash from operations and working capital, capital expenditures, acquisition of stores, sale of surplus assets, expiration of dark store leases, borrowings and payments of long-term debt and pension funding requirements.
We are focused on effective cash management and we believe our liquidity will be sufficient to support our operations for the foreseeable future. However, if we do not have sufficient cash reserves or sufficient cash flow from our operations or if our borrowing capacity under our asset-based loan ("ABL") is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
At June 30, 2011, we had $35.4 million of cash and cash equivalents and $77.0 million of debt outstanding and excess availability to borrow up to an additional $54.4 million under the ABL, subject to certain provisions, as described in "Financing Arrangements" below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.

Financing Arrangements
Long-term debt consists of the following (in millions):

	June 30, 2011	December 31, 2010
Asset-based loan	$77.0	$77.0
Less: current maturities	—	—
Long-term debt	$77.0	$77.0
On April 27, 2011, we refinanced our revolving credit facility with a group of financial institutions. The amended and restated facility is a five-year ABL with commitments to lend up to $250.0 million. The thresholds at which certain covenants and restrictions become effective were lessened in this amended and restated ABL, resulting in additional availability to borrow. Under this amended and restated ABL we are also no longer subject to certain representation requirements regarding our pension underfunded status, for which we previously had obtained a waiver.
The ABL provides for the issuance of letters of credit and cash borrowings, is secured by our accounts receivable, inventory and cash and is guaranteed by all of our domestic subsidiaries. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory.
The excess of the borrowing base over the current level of letters of credit and cash borrowings outstanding represents the additional borrowing availability under the ABL. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if excess availability fell below various thresholds. If we fall below $42.0 million of excess availability, we are subject to cash dominion and weekly borrowing base reporting. If we fall below $35.0 million of excess availability, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of June 30, 2011, excess availability was $89.4 million. Therefore, as of June 30, 2011, we have $47.4 million of availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $54.4 million of availability before we would be subject to the fixed charge coverage ratio.
We intend to continue to manage our excess availability to remain above the $42.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants.
The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. With the filing of our borrowing base report on July 25, 2011, excess availability decreased to $81.8 million. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL. These examinations have not resulted in material adjustments to our borrowing base or availability in the past and are not expected to result in material adjustments in the future.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of June 30, 2011, loans outstanding were $77.0 million with a weighted average interest rate of 3.23%.
Under the terms of the ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these covenants and expect to remain in compliance for the foreseeable future.
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
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the improvement in the funded status of the plan in 2010 and the benefit of the act, our funding requirements for 2011 under the Employee Retirement Income Security Act of 1974 ("ERISA") are expected to be approximately $3.0 million. The contributions may be in the form of cash, company common stock or a combination of both. Any contributions using company common stock would require the approval of the Company’s Board of Directors and are subject to certain limitations or penalties, including those established by ERISA, based on the percentage of plan assets held in company common stock.
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
Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 30, 2011, the total amounts remaining under lease guarantees were $8.5 million. Our estimate of probable future losses under these guaranteed leases is not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.2 million annually. We have no derivative financial instruments at June 30, 2011.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

b)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Economic conditions deteriorated significantly in the United States, and worldwide in recent years. Although the general economy has begun to recover, sales of residential furniture remain depressed due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, a weak market for home sales, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending. These conditions have resulted in a decline in our sales, earnings and liquidity and could continue to impact our sales, earnings and liquidity in the future. The general level of consumer spending is also affected by a number of factors, including, among others, general economic conditions and inflation, which are generally beyond our control. Unfavorable economic conditions impact retailers, our primary customers, potentially resulting in the inability of our customers to pay amounts owed to us. In addition, if our customers are unable to sell our product or are unable to access credit, they may experience financial difficulties leading to bankruptcies, liquidations, and other unfavorable events. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our future sales, earnings, and liquidity would likely be adversely impacted.
Market returns could have a negative impact on the return on plan assets for our qualified pension plan, which may require significant funding.
Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans have fluctuated significantly and further disruptions in the financial markets could adversely impact the value of our pension plan assets in the future. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $84.7 million at December 31, 2010. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”), which provides additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the potential benefit of the act, we do not expect our minimum funding requirements for 2011 to be significant. However, if the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity.
Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.
The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, some of which offer widely advertised, well-known, branded products, and others are large retail furniture dealers who offer their own store-branded products. Competition in the residential furniture industry is based on the pricing of products, quality of products, style of products, perceived value, service to the customer, promotional activities, and advertising. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings and liquidity. In addition, due to competition, we may not be able to maintain or raise the prices of our products in response to inflationary pressures such as increasing costs. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. These and other competitive pressures would likely result in a decrease in our sales, earnings, and liquidity.

An inability to forecast demand or respond to changes in consumer tastes and fashion trends in a timely manner could result in a decrease in our future sales, earnings, and liquidity.
Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes that can change rapidly. If we are unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner or to otherwise forecast demand accurately, we may lose sales and have excess inventory (both raw materials and finished goods), both of which could result in a decrease in our sales, earnings, and liquidity.
A change in our mix of product sales could result in a decrease in our future earnings and liquidity.
Our products are sold at varying price points and levels of profit. An increase in the sales of our lower profit products at the expense of the sales of our higher profit products could result in a decrease in our gross margin, earnings, and liquidity.
Business failures of large dealers, a group of customers or our own retail stores could result in a decrease in our future sales , earnings, and liquidity.
Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to record receivable reserves, which would decrease earnings, as it has in past periods. Receivables collection can be significantly impacted by economic conditions. Therefore, deterioration in the economy, or a lack of economic recovery, could cause further business failures of our customers, which could in turn require additional receivable reserves thereby lowering earnings. These business failures can also cause loss of future sales. In addition, we are either prime tenant on or guarantor of many leases of company-branded stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we do not operate these stores, we are still required to pay store occupancy costs, which results in a reduction in our future sales, earnings and liquidity.
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
Sales distribution realignments can result in a decrease in our sales, earnings and liquidity.
We continually review relationships with our customers to ensure each meets our standards. These standards cover, among others, credit worthiness, market penetration, sales growth, competitive improvements, and sound, ethical business practices. If customers do not meet our standards, we will consider discontinuing these business relationships. If we discontinue a relationship, there would likely be a decrease in near-term sales, earnings, and liquidity and possibly long-term sales, earnings and liquidity if we are unable to replace such customers.
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
Reliance on offshore sourcing of our products subjects us to government regulations and currency fluctuations which could result in a decrease in our earnings and liquidity.
We have offshore capabilities that provide flexibility in product programs and pricing to meet competitive pressures. Risks inherent in conducting business internationally include, among others, fluctuations in foreign-currency exchange rates, changes to and compliance with government regulations and policies, including those related to duties, tariffs, and trade barriers, investments, taxation, exchange controls, repatriation of earnings, and changes in local political or economic conditions, all of which could increase our costs and decrease our earnings and liquidity.

Our operations depend on production facilities located outside the United States which are subject to increased risks of disrupted production which could cause delays in shipments, loss of customers, and decreases in sales, earnings, and liquidity.
We have placed production in emerging markets to capitalize on market opportunities and to minimize our costs. Our international production operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity, or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Our production abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic production. Any such disruption could cause delays in shipments of products, loss of customers, and decreases in sales, earnings and liquidity.
Fluctuations in the price, availability, and quality of raw materials could cause delays in production and could increase the costs of materials which could result in a decrease in our sales, earnings, and liquidity.
We use various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. Fluctuations in the price, availability, and quality of the raw materials we use in manufacturing residential furniture could have a negative effect on our cost of sales and our ability to meet the demands of our customers. Inability to meet the demands of our customers could result in the loss of future sales. In addition, the costs to manufacture furniture depend in part on the market prices of the raw materials used to produce the furniture. We may not be able to pass along to our customers all or a portion of our higher costs of raw materials due to competitive and market pressures, which could decrease our earnings and liquidity.
We are subject to litigation, environmental regulations, and governmental matters that could adversely impact our sales, earnings, and liquidity.
We are, and may in the future be, a party to legal proceedings and claims, including, but not limited to, those involving product liability, business matters, government regulatory and trade compliance matters, and environmental matters, some of which claim significant damages. We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance such coverage will continue to be available on terms acceptable to us or such coverage will be adequate to cover exposures. We also are, and may in the future be, a party to legal proceedings and claims arising out of certain customer or dealer terminations as we continue to re-examine and realign our retail distribution strategy. Given the inherent uncertainty of litigation, these matters could have a material adverse impact on our sales, earnings, and liquidity. We are also subject to various laws and regulations relating to environmental protection and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws. In addition, our defined benefit plans are subject to certain pension obligations, regulations, and funding requirements, which could cause us to incur substantial costs and require substantial funding. All of these matters could cause a decrease in our sales, earnings, and liquidity.
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
If we and our dealers are not able to open new stores or effectively manage the growth of these stores, our ability to grow sales and our profitability and liquidity could be adversely affected.
We have in the past and may continue in the future to open new stores or purchase or otherwise assume operation of branded stores from independent dealers. Increased demands on our operational, managerial, and administrative resources could cause us to operate our business, including our existing and new stores, less effectively, which in turn could cause deterioration in our profitability. If we and our dealers are not able to identify and open new stores in desirable locations and operate stores profitably, it could adversely impact our ability to grow sales and our profitability and liquidity could be adversely affected.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2011 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.
April 2011: April 1, 2011 through April 30, 2011	220	$4.59	(2)	(2)
May 2011: May 1, 2011 through May 31, 2011	3,992	4.79	(2)	(2)
June 2011: June 1, 2011 through June 30, 2011	—	—	(2)	(2)
Total	4,212	$4.77
_______________________________

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended June 30, 2011.

Item 6. Exhibits

Filed
with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-Q	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 5, 2010		8-K	August 10, 2010	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of February 26, 2010, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	March 1, 2010	4.1
10.1	Amended and Restated Credit Agreement dated April 27, 2011, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., and Maitland-Smith Furniture Industries, Inc., the Other Loan Parties named therein, the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”)		8-K	May 2, 2011	10.1
10.2	Amended and Restated Security Agreement dated April 27, 2011, by and among certain grantors listed on the signature pages thereto and JPMorgan		8-K	May 2, 2011	10.2
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.

(Registrant)

By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
	Date:	August 5, 2011