Form 10-Q
period 2011-09-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2011-11-04
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
55,498,327 shares as of October 31, 2011

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith, and Creative Interiors, among others.

PART I

Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,191	$51,964
Receivables, less allowances of $8,628 ($18,076 at December 31, 2010)	109,616	114,535
Inventories	248,879	249,691
Prepaid expenses and other current assets	10,603	11,242
Total current assets	390,289	427,432
Property, plant, and equipment, net	117,529	124,866
Trade names	77,508	86,508
Other assets	54,315	37,607
Total assets	$639,641	$676,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,034	$79,846
Accrued employee compensation	21,678	18,336
Other accrued expenses	38,992	42,887
Total current liabilities	144,704	141,069
Long-term debt	77,000	77,000
Deferred income taxes	18,976	23,114
Pension liability	100,882	104,736
Other long-term liabilities	67,554	70,927
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at September 30, 2011 and December 31, 2010	60,615	60,615
Paid-in capital	202,659	210,945
Retained earnings	194,550	228,803
Accumulated other comprehensive loss	(112,363)	(115,675)
Treasury stock at cost 5,111,230 shares at September 30, 2011 and 5,586,251 shares at December 31, 2010	(114,936)	(125,121)
Total shareholders’ equity	230,525	259,567
Total liabilities and shareholders’ equity	$639,641	$676,413
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$258,047	$271,987	$852,128	$883,841
Cost of sales	200,506	204,592	643,623	657,606
Gross profit	57,541	67,395	208,505	226,235
Selling, general, and administrative expenses	74,995	70,721	233,849	225,751
Impairment of trade names	9,000	—	9,000	—
Operating earnings (loss)	(26,454)	(3,326)	(34,344)	484
Interest expense	862	789	2,581	2,367
Other income (expense), net	23	(395)	918	346
Loss before income tax benefit	(27,293)	(4,510)	(36,007)	(1,537)
Income tax benefit	(2,747)	(2,416)	(1,754)	(7,188)
Net earnings (loss)	$(24,546)	$(2,094)	$(34,253)	$5,651
Net earnings (loss) per common share — basic and diluted:	$(0.45)	$(0.04)	$(0.62)	$0.11

Weighted average shares of common stock outstanding - Basic	54,990	51,927	54,909	49,871
Weighted average shares of common stock outstanding - Diluted	54,990	51,927	54,909	49,887
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(34,253)	$5,651
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	16,726	17,540
Compensation expense related to stock option grants and restricted stock awards	1,832	1,816
Impairment of trade names	9,000	—
Other, net	(782)	(591)
Changes in operating assets and liabilities:
Accounts receivable	4,437	7,206
Income taxes receivable	482	51,993
Inventories	812	(50,392)
Prepaid expenses and other assets	754	(2,006)
Accounts payable and other accrued expenses	2,361	(3,040)
Deferred income taxes	(2,863)	(3,018)
Other long-term liabilities	(5,994)	(6,922)
Net cash provided (used) by operating activities	(7,488)	18,237
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(24,049)	(16,190)
Proceeds from the disposal of assets	3,119	2,338
Net cash used in investing activities	(20,930)	(13,852)
Cash flows from financing activities:
Payments of long-term debt	—	(18,000)
Payments for debt issuance costs	(2,423)	—
Other	68	(68)
Net cash used in financing activities	(2,355)	(18,068)
Net decrease in cash and cash equivalents	(30,773)	(13,683)
Cash and cash equivalents at beginning of period	51,964	83,872
Cash and cash equivalents at end of period	$21,191	$70,189
Supplemental disclosure:
Cash payments (refunds) for income taxes, net	$340	$(56,561)
Cash payments for interest expense	$2,223	$2,177
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
(unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements consist of the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results which will occur for the full fiscal year ending December 31, 2011.
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
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restructuring charges:
Contract termination costs (credit)	$—	$(614)	$—	$—
Facility costs to shutdown, cleanup, and vacate	669	—	1,484	—
Termination benefits	7,495	194	7,606	1,049
Closed store occupancy and lease costs	2,831	1,610	5,096	3,530
Loss (gain) on the sale of assets	(837)	—	(1,276)	(928)
	10,158	1,190	12,910	3,651
Impairment charges	—	1,847	1,102	2,034
	$10,158	$3,037	$14,012	$5,685

Statement of Operations classification:
Cost of sales	$2,759	$175	$3,265	$208
Selling, general, and administrative expenses	7,399	2,862	10,747	5,477
	$10,158	$3,037	$14,012	$5,685
Asset impairment charges were recorded to reduce the carrying value of idle facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $17,526 at September 30, 2011 and $9,609 at December 31, 2010.

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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended September 30,
	2011	2010
Accrual for closed store lease liabilities at beginning of period	$18,909	$22,136
Charges to expense	1,684	257
Less cash payments	2,065	1,481
Accrual for closed store lease liabilities at end of period	$18,528	$20,912
At September 30, 2011, $5,214 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of September 30, 2011 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2011	$2,025
2012	8,035
2013	7,945
2014	7,296
2015	4,184
thereafter	2,440
$31,925
Activity in the accrual for termination benefits was as follows:

	Three Months Ended September 30,
	2011	2010
Accrual for termination benefits at beginning of period	$2,838	$998
Charges to expense	7,495	194
Less cash payments	1,846	822
Accrual for termination benefits at end of period	$8,487	$370
The accrual for termination benefits at September 30, 2011 is classified as accrued employee compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	September 30, 2011	December 31, 2010
Finished products	$151,855	$156,129
Work-in-process	15,785	16,395
Raw materials	81,239	77,167
	$248,879	$249,691

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	September 30, 2011	December 31, 2010
Land	$8,861	$11,375
Buildings and improvements	178,893	190,855
Machinery and equipment	196,540	217,404
	384,294	419,634
Less accumulated depreciation	266,765	294,768
	$117,529	$124,866
Depreciation expense was $4,069 and $4,379 for the three months ended September 30, 2011 and September 30, 2010, respectively and $13,212 and $14,172 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

5.	TRADE NAMES

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
Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of trade names is calculated using a "relief from royalty payments" methodology. This approach involves two steps: (i) estimating royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value.
We tested our trade names for impairment in the third quarter of 2011 primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $9,000 caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names was primarily caused by a decrease in sales and an increase in the discount rate used in our valuation calculations. For our trade names with carrying values not effected by an impairment charge, the fair value is not materially greater than the carrying value as of September 30, 2011. Any future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.

6.	LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Asset-based loan	$77,000	$77,000
Less: current maturities	—	—
Long-term debt	$77,000	$77,000
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
The amount of the borrowing base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if total availability fell below various thresholds. If total availability falls below $42,000, we are subject to cash dominion and weekly borrowing base reporting. If total availability falls below $35,000, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of September 30, 2011, total availability was $74,341. Therefore, as of September 30, 2011, we have $32,341 of excess availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $39,341 of excess availability before we would be subject to the fixed charge coverage ratio.
We intend to continue to manage our availability to remain above the $42,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants.
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
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of September 30, 2011, loans outstanding were $77,000 with a weighted average interest rate of 3.13%.
Under the terms of the ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these covenants and expect to remain in compliance for the foreseeable future.

7.	LIQUIDITY
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
At September 30, 2011, we had $21,191 of cash and cash equivalents, $77,000 of debt outstanding, and excess availability to borrow up to an additional $39,341 under the ABL, subject to certain provisions, as described in Note 6 Long-Term Debt above. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.

8.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Defined benefit plans	$790	$2,714	$2,370	$8,142
Defined contribution plan (401k plan) — company match	1,494	1,550	4,768	4,914
Other	363	174	1,064	444
	$2,647	$4,438	$8,202	$13,500

The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$—	$605	$—	$1,815
Interest Cost	6,388	6,464	19,164	19,392
Expected return on plan assets	(6,656)	(6,227)	(19,968)	(18,681)
Net amortization and deferral	1,058	1,872	3,174	5,616
Net periodic pension expense	$790	$2,714	$2,370	$8,142
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $84,675 at December 31, 2010, the measurement date. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the improvement in the funded status in the plan in 2010 and the benefit of the act, our funding requirements for 2011 under the Employee Retirement Income Security Act of 1974 (“ERISA”) are approximately $3,100. Our final $2,500 contribution for 2011 was made in cash on October 14, 2011.
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

9.	STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS
We have outstanding stock options, restricted stock, and restricted stock units. For the three months ended September 30, 2011 and September 30, 2010, we recognized a credit of $2,462 and expense of $2,524 related to these awards, respectively. For the nine months ended September 30, 2011 and September 30, 2010, we recognized a credit of $826 and expense of $7,880, respectively. The credits in the 2011 periods resulted from a decrease in the fair value of outstanding restricted stock units.
A summary of stock option activity for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,621,267	$15.97
Granted	692,888	4.64
Exercised	—	—
Forfeited or expired	(885,734)	21.78
Outstanding at September 30, 2011	2,428,421	$9.33
The weighted average exercise price and the weighted average fair value per share for stock options granted during the nine months ended September 30, 2011 was $4.64 and $2.83, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of non-vested restricted stock activity for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2010	826,958	$7.85
Granted	455,901	4.54
Vested	(141,189)	8.05
Forfeited	(22,066)	5.20
Outstanding at September 30, 2011	1,119,604	$6.53
Since December 2008, we have awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire on December 19, 2013. If the trailing 10 day average price of our common stock reaches the share price objective and the service retention period is satisfied, then the units will vest and the participant will be entitled to receive a cash payment for each unit that is equal to the share price objective. At September 30, 2011, all outstanding awards have a share price objective of $9.39 and a service retention period which is the later of i) December 19, 2011 or ii) the date upon which the trailing 10 day average price of our common stock reaches the share price objective. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.
There are 1,250,023 restricted stock units outstanding as of September 30, 2011. No restricted stock units were granted, forfeited, or became vested during the nine months ended September 30, 2011. The fair value of the restricted stock unit awards is estimated and adjusted each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service period. At September 30, 2011, the remaining duration of the derived service period is 0.4 years for all outstanding awards.

10.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares used for basic earnings (loss) per common share	54,990,000	51,926,978	54,909,000	49,871,294
Effect of dilutive stock options and restricted stock	—	—	—	16,096
Weighted average shares used for diluted earnings (loss) per common share	54,990,000	51,926,978	54,909,000	49,887,390

For the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we generated a net loss in each period. Excluded from the computation of diluted earnings per common share for the nine months ended September 30, 2010 were options to purchase 2,145,562 shares at an average price of $19.04 per share. These options have been excluded from the calculation of diluted earnings (loss) per share because their inclusion would be antidilutive.

11.	INCOME TAXES
We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) has commenced full or limited scope examinations of our United States income tax returns for subsequent years through 2009. The company and the IRS have not agreed upon certain issues which remain in the Appeals process. We also have several state examinations in progress.
We recognized income tax benefit of $2,747 and $1,754 in the three and nine months ended September 30, 2011, respectively. We recognized income tax benefit of $2,416 and $7,188 in the three and nine months ended September 30, 2010, respectively. In all periods, income tax benefit includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits. The income tax benefit in the three and nine months ended September 30, 2011 resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets. The income tax benefit in the three and nine months ended September 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
At September 30, 2011, the deferred tax assets attributable to federal net operating loss carry forwards were $56,361, state net operating loss carry forwards were $27,507, federal tax credit carry forwards were $3,006, and state tax credit carry forwards were $1,539. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the FASB Accounting Standard Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets which increased $5,674 and $1,261 in the three and nine months ended September 30, 2011, respectively, to $175,891 at September 30, 2011. The increase in the valuation allowance in the three and nine months ended September 30, 2011 is primarily attributable to net operating losses.

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans, and various other non-current liabilities.

13.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings (loss)	$(24,546)	$(2,094)	$(34,253)	$5,651
Other comprehensive income (loss):
Pension liability	1,058	1,870	3,174	5,610
Foreign currency translation	(1,118)	972	138	1,442
	(60)	2,842	3,312	7,052
Income tax expense	—	—	—	—
Other comprehensive income	(60)	2,842	3,312	7,052
Total comprehensive income (loss)	$(24,606)	$748	$(30,941)	$12,703

The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	September 30, 2011	December 31, 2010
Pension liability	$(114,971)	$(118,145)
Foreign currency translation	2,608	2,470
	$(112,363)	$(115,675)

14.	CONTINGENT LIABILITIES
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of September 30, 2011, the total amounts remaining under lease guarantees were $7,886. Our estimate of probable future losses under these guaranteed leases is not material.

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

Business Trends and Strategy
Sales decreased 5.1% in the third quarter of 2011 compared to the third quarter of 2010 and decreased 3.6% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Based on these comparative periods, sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on mid-priced offerings and sales of upholstery products generally outperformed sales of case goods.
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
We have been taking significant steps, some of which we began before the initial downturn in the economy, and we continue to take actions to reduce costs, preserve cash, and drive profitable sales. These actions have resulted in reduced selling, general and administrative expenses, improvements in gross margin, and lower levels of debt.
Our entire organization continues to be focused on bringing the best products to the market, increasing top-line sales, continuing to take costs out of the business, and strengthening our financial position for the future. In 2011, our initiatives include:

•
More product launches driven by a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers and dealers with proven consumer research methodologies that are new to the furniture industry. This process will result in more offerings with clean contemporary looks, more updated-traditional offerings, as well as introductions at lower price points.

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

•
Completing our investments to expand our manufacturing facilities in Indonesia and develop a new facility in Mexico, both of which we expect will deliver components and finished product at a lower cost than would otherwise be possible.

•	Consolidating operations and closing and selling excess manufacturing, warehouse, and office properties.
While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$258.0	100.0%	$272.0	100.0%
Cost of sales	200.5	77.7	204.6	75.2
Gross profit	57.5	22.3	67.4	24.8
Selling, general, and administrative expenses	75.0	29.1	70.7	26.0
Impairment of trade names	9.0	3.5	—	—
Operating loss	(26.5)	(10.3)	(3.3)	(1.2)
Interest expense	0.9	0.3	0.8	0.3
Other income, net	—	—	(0.4)	(0.1)
Loss before income tax benefit	(27.3)	(10.6)	(4.5)	(1.7)
Income tax benefit	(2.7)	(1.1)%	(2.4)	(0.9)
Net loss	$(24.5)	(9.5)%	$(2.1)	(0.8)%
Net loss per common share — basic and diluted	$(0.45)		$(0.04)

		Nine Months Ended September 30,
		2011		2010
			% of		% of
(in millions, except per share data)		Dollars	Net Sales	Dollars	Net Sales
Net sales		$852.1	100.0%	$883.8	100.0%
Cost of sales		643.6	75.5	657.6	74.4
Gross profit		208.5	24.5	226.2	25.6
Selling, general, and administrative expenses		233.8	27.4	225.8	25.5
Impairment of trade names	`	9.0	1.1	—	—
Operating earnings (loss)		(34.3)	(4.0)	0.5	0.1
Interest expense		2.6	0.3	2.4	0.3
Other income, net		0.9	0.1	0.3	—
Loss before income tax benefit		(36.0)	(4.2)	(1.5)	(0.2)
Income tax benefit		(1.8)	(0.2)	(7.2)	(0.8)
Net earnings (loss)		$(34.3)	(4.0)%	$5.7	0.6%
Net earnings (loss) per common share — basic and diluted		$(0.62)		$0.11
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Net sales for the three months ended September 30, 2011 were $258.0 million compared to $272.0 million in the three months ended September 30, 2010, a decrease of $14.0 million, or 5.1%. The decrease in net sales was primarily the result of continued weak retail conditions, resulting in lower sales volume.
Gross profit for the three months ended September 30, 2011 was $57.5 million compared to $67.4 million in the three months ended September 30, 2010. The decrease in gross profit is primarily attributable to lower sales ($3.5 million), higher material costs ($4.3 million), increased severance expense ($2.6 million), and increased incentive compensation expense ($1.9 million), partially offset by an increase in the utilization rates of our operating plants ($2.1 million). Gross margin for the three months ended September 30, 2011 decreased to 22.3% compared to 24.8% in the three months ended September 30, 2010.
Selling, general, and administrative expenses increased to $75.0 million in the three months ended September 30, 2011 compared to $70.7 million in the three months ended September 30, 2010 primarily due to increased severance expense ($4.7 million) and increased investments in advertising ($1.2 million).

Impairment of trade names of $9.0 million in 2011 was driven primarily by a decrease in sales and an increase in the discount rate used in our valuation calculations.
Income tax benefit for the three months ended September 30, 2011 totaled $2.7 million compared to income tax benefit of $2.4 million in the three months ended September 30, 2010. Income tax benefit in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit in the three months ended September 30, 2011 resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets. The income tax benefit in the three months ended September 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net loss per common share was $0.45 and $0.04 for the three months ended September 30, 2011 and 2010, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.0 million for the three months ended September 30, 2011 and 51.9 million for the three months ended September 30, 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Net sales for the nine months ended September 30, 2011 were $852.1 million compared to $883.8 million in the nine months ended September 30, 2010, a decrease of $31.7 million or 3.6%. The decrease in net sales was primarily the result of continued weak retail conditions, resulting in lower sales volume.
Gross profit for the nine months ended September 30, 2011 was $208.5 million compared to $226.2 million in the nine months ended September 30, 2010. The decrease in gross profit is primarily attributable to lower sales ($8.1 million), higher material costs ($9.4 million), higher inventory charges ($3.9 million), increased severance expense ($2.5 million), and higher incentive compensation expense ($1.4 million), partially offset by lower employee benefit and welfare costs ($6.7 million) and an increase in the utilization rates of our operating plants ($5.1 million). Gross margin for the nine months ended September 30, 2011 decreased to 24.5% compared to 25.6% in the nine months ended September 30, 2010.
Selling, general, and administrative expenses increased to $233.8 million in the nine months ended September 30, 2011 compared to $225.8 million in the nine months ended September 30, 2010 primarily due to increased investments in advertising ($5.6 million), increased severance expense ($4.1 million), favorable settlements in 2010 that did not occur in 2011 related to certain international tax and trade compliance matters ($4.1 million), and favorable recoveries of bad debt in 2010 that did not occur in 2011 ($1.2 million), partially offset by lower incentive compensation expense ($8.7 million).

Impairment of trade names of $9.0 million in 2011 was driven primarily by a decrease in sales and an increase in the discount rate used in our valuation calculations.
Income tax benefit for the nine months ended September 30, 2011 totaled $1.8 million compared to income tax benefit of $7.2 million in the nine months ended September 30, 2010. Income tax benefit in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit in the nine months ended September 30, 2011 resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets. The income tax benefit in the nine months ended September 30, 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net earnings (loss) per common share was $(0.62) and $0.11 for the nine months ended September 30, 2011 and 2010, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net earnings (loss) per common share on a diluted basis was 54.9 million for the nine months ended September 30, 2011 and 49.9 million  for the nine months ended September 30, 2010.

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

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$26.7	$27.0	$9.3	$9.9
Cost of sales	15.2	16.4	6.2	6.2
Gross profit	11.4	10.5	3.0	3.8
Selling, general and administrative expenses — open stores	15.3	15.3	4.3	5.3
Operating loss — open stores (c)	$(3.9)	$(4.7)	$(1.3)	$(1.5)
Selling, general and administrative expenses — closed stores	—	—	2.8	1.6
Operating loss (c)	$(3.9)	$(4.7)	$(4.1)	$(3.1)
Number of open stores and showrooms at end of period	49	51	18	19
Number of closed locations at end of period	—	—	26	26
Same-store-sales (d):
Percentage increase	5%	22%	(e)	(e)
Number of stores	45	42

	Thomasville Stores (a)		All Other Retail Locations (b)
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$82.5	$79.0	$28.8	$30.0
Cost of sales	48.4	45.9	18.6	18.5
Gross profit	34.1	33.1	10.2	11.4
Selling, general and administrative expenses — open stores	47.3	46.4	14.5	16.7
Operating loss — open stores (c)	$(13.2)	$(13.3)	$(4.3)	$(5.3)
Selling, general and administrative expenses — closed stores	—	—	5.1	3.5
Operating loss (c)	$(13.2)	$(13.3)	$(9.4)	$(8.8)
Same-store-sales (d):
Percentage increase	10%	21%	(e)	(e)
Number of stores	48	42
____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three or nine months ended September 30, 2011 and 2010.

b)
This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”). Selling, general and administrative expenses — closed stores includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities. Closed stores have no net sales, cost of sales, or gross profit.

c)	Operating loss does not include our wholesale profit on the above retail net sales.

d)	The same-store sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months.

e)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including seven Drexel Heritage stores, one Lane store, one Henredon store, one Broyhill store, and eight designer showrooms at September 30, 2011; and it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

In addition to the above company-owned stores, there were 62 and 71 Thomasville dealer-owned stores at September 30, 2011 and 2010, respectively.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at September 30, 2011 totaled $21.2 million, compared to $52.0 million at December 31, 2010. Net cash used by operating activities totaled $7.5 million in the nine months ended September 30, 2011 compared with net cash provided by operating activities of $18.2 million in the nine months ended September 30, 2010. The decrease in cash flow from operations was primarily driven by decreased cash generated from income taxes receivable and decreased earnings from operations in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 , partially offset by increased cash generated from working capital. Net cash used in investing activities for the nine months ended September 30, 2011 totaled $20.9 million compared with $13.9 million in the nine months ended September 30, 2010. The increase in cash used in investing activities is primarily the result of investments in our infrastructure with greater additions to property, plant, equipment, and software. Net cash used in financing activities totaled $2.4 million in the nine months ended September 30, 2011 and $18.1 million in the nine months ended September 30, 2010. The decrease in cash used in financing activities is primarily the result of decreased payments of long-term debt. Working capital was $245.6 million at September 30, 2011, compared to $286.4 million at December 31, 2010.
The primary items impacting our liquidity in the future are cash from operations including the effects of our cost reduction activities and our management of working capital, capital expenditures, acquisition of stores, sale of surplus assets, expiration of dark store leases, borrowings and payments of long-term debt and pension funding requirements.
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
At September 30, 2011, we had $21.2 million of cash and cash equivalents and $77.0 million of debt outstanding and excess availability to borrow up to an additional $39.3 million under the ABL, subject to certain provisions, as described in "Financing Arrangements" below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.

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
The amount of the borrowing base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if total availability fell below various thresholds. If total availability falls below $42.0 million, we are subject to cash dominion and weekly borrowing base reporting. If total availability falls below $35.0 million, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of September 30, 2011, total availability was $74.3 million. Therefore, as of September 30, 2011, we have $32.3 million of excess availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $39.3 million of excess availability before we would be subject to the fixed charge coverage ratio.
We intend to continue to manage our availability to remain above the $42.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants.
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
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of September 30, 2011, loans outstanding were $77.0 million with a weighted average interest rate of 3.13%.
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
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the improvement in the funded status of the plan in 2010 and the benefit of the act, our funding requirements for 2011 under the Employee Retirement

Income Security Act of 1974 ("ERISA") are approximately $3.1 million. Our final $2.5 million contribution for 2011 was made in cash on October 14, 2011.
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
Our required funding for 2012 will not be known until we reach our December 31, 2011 measurement date. However, we currently estimate that we will contribute $14.0 million to the pension plan in 2012. This estimate is based on the following assumptions: 1) the discount rate decreases 75 basis points from our previous 2010 measurement date, 2) the plan asset values remain unchanged from September 30, 2011 to December 31, 2011, 3) we choose to avoid letting the plan become classified as at-risk by maintaining a funded status greater than 75% and there are no changes in applicable regulations or minimum funding requirements needed to avoid at-risk classification, and 4) the expected return on plan assets is equal to or greater than 7.25% at December 31, 2011. These assumptions and the resulting estimate are highly dependent on certain factors and market conditions that are outside of our control. Actual funding requirements in 2012 could be significantly more or significantly less.
Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of September 30, 2011, the total amounts remaining under lease guarantees were $7.9 million. Our estimate of probable future losses under these guaranteed leases is not material.

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
Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of trade names is calculated using a "relief from royalty payments" methodology. This approach involves two steps: (i) estimating royalty rates for each trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value.
We tested our trade names for impairment in the third quarter of 2011 primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $9.0 million caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names was primarily caused by a decrease in sales and an increase in the discount rate used in our valuation calculations. For our trade names with carrying values not effected by an impairment charge, the fair value is not materially greater than the carrying value as of September 30, 2011. Any future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Lower sales trends, decreases in projected sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.
We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions. A 25 basis point decrease in assumed royalty rates would have resulted in additional impairment of $8.2 million.
Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Estimated net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales. A ten percent decrease in the assumed net sales streams would have resulted in additional impairment of $7.2 million.
The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 17.0% in the third quarter of 2011 and 16.5% in the fourth quarter of 2010 and we recorded impairment charges of $9.0 million and $1.1 million in the third quarter of 2011 and the fourth quarter of 2010, respectively. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy. A 50 basis point increase in the assumed discount rate would have resulted in additional impairment of $2.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.2 million annually. We have no derivative financial instruments at September 30, 2011.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

b)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
For a discussion of legal proceedings, refer to Part I, Note 14 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.

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
Economic conditions deteriorated significantly in the United States, and worldwide in recent years. Although the general economy has begun to recover, sales of residential furniture remain depressed due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, a weak market for home sales, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending. These conditions have resulted in a decline in our sales, earnings and liquidity and could continue to impact our sales, earnings and liquidity in the future. The general level of consumer spending is also affected by a number of factors, including, among others, general economic conditions and inflation, which are generally beyond our control. Unfavorable economic conditions impact retailers, our primary customers, potentially resulting in the inability of our customers to pay amounts owed to us. In addition, if our customers are unable to sell our products or are unable to access credit, they may experience financial difficulties leading to bankruptcies, liquidations, and other unfavorable events. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our future sales, earnings, and liquidity would likely be adversely impacted.
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
Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to record receivable reserves, which would decrease earnings, as it has in past periods. Receivables collection can be significantly impacted by economic conditions. Therefore, deterioration in the economy, or a lack of economic recovery, could cause further business failures of our customers, which could in turn require additional receivable reserves thereby lowering earnings. These business failures can also cause loss of future sales. In addition, we are either prime tenant on or guarantor of many leases of company-branded stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we were to decide not to operate these stores, we would still be required to pay store occupancy costs, which results in a reduction in our future sales, earnings and liquidity.
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
We continually review relationships with our wholesale customers to ensure each meets our standards. These standards cover, among others, credit worthiness, market penetration, sales growth, competitive improvements, and sound, ethical business practices. If customers do not meet our standards, we will consider discontinuing these business relationships. If we discontinue a relationship, there would likely be a decrease in near-term sales, earnings, and liquidity and possibly long-term sales, earnings and liquidity if we are unable to replace such customers.
Manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings and liquidity.
We continually review our domestic manufacturing operations and offshore sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs would likely result in a decrease in our near-term earnings and liquidity until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems, and procedures. Certain products may also be shifted from domestic manufacturing to offshore manufacturing or sourcing, and vice versa. These realignments have, and would likely in the future, result in substantial capital expenditures and costs including, among others, severance, impairment, exit, and disposal costs. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full, both of which have, and could in the future, result in a decrease in our near-term earnings and liquidity.
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
Our trade names are tested for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of our trade names is estimated using a “relief from royalty payments” methodology, which is highly contingent upon assumed sales trends and projections, royalty rates, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause impairment charges and a corresponding reduction in our earnings and net worth. For example, in the third quarter of 2011, we tested our trade names for impairment under this methodology and recorded an impairment charge of $9.0 million, driven primarily by a decrease in sales and an increase in the discount rate used in our valuation calculations, resulting in a remaining trade name balance of $77.5 million at September 30, 2011.
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
We may not be able to comply with our debt agreement or secure additional financing on favorable terms or generate sufficient profit to meet our future operating and capital needs, which could significantly adversely impact our liquidity and our business.
Our availability to borrow is dependent on certain provisions of our debt agreement, including those described in Note 6 “Long-Term Debt” in Part I, Item 1 of this Form 10-Q. The breach of any of these provisions could result in a default under our debt agreement and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, an inability to generate sufficient future profits could have a significant adverse impact on our cash flow and liquidity and could cause us to not be in compliance with our debt agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2011 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, and no shares were withheld to cover withholding taxes upon the vesting of restricted stock awards.

Item 5. Other Information
On November 3, 2011, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the Saturday closest to December 31 effective January 1, 2012. Since the change in fiscal year end is from the last day of the month to a 52/53 week fiscal year commencing within seven days of the month end, and the new fiscal year will commence with the end of the old fiscal year, the change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10. As a result, a transition report is not required to be filed. The 2012 fiscal year will end on December 29, 2012.
On November 3, 2011, we entered into a First Amendment to the Amended and Restated Credit Agreement dated April 27, 2011, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., and Maitland-Smith Furniture Industries, Inc., the Other Loan Parties named therein, the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The First Amendment amends the Credit Agreement to reflect the change in our fiscal year to a 52/53 week fiscal year ending on the Saturday closest to December 31. The foregoing description of the First Amendment to the Credit Agreement is qualified in its entirety by reference to Exhibit 10.1 filed with this Form 10-Q.

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
10.1
First Amendment dated November 3, 2011, to the Amended and Restated Credit Agreement dated April 27, 2011, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., and Maitland-Smith Furniture Industries, Inc., the Other Loan Parties named therein, the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
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

Furniture Brands International, Inc.

(Registrant)

By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
	Date:	November 4, 2011