Form 10-K
period 2011-12-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2012-03-07
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Registrant’s telephone number, including area cod

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock - $1.00 Stated Value with Preferred Stock Purchase Rights	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         ☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         ☐ Yes   ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                              ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                              ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .                                         ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).           ☐ Yes   ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $229,756,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
56,384,220 shares as of February 25, 2012
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 3, 2012 are incorporated by reference in Part III.

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Thomasville, Broyhill, Lane, Drexel Heritage, Henredon, Pearson, Hickory Chair, Lane Venture, Maitland-Smith and La Barge, among others.

Item 1. Business
Overview
We are a world leader in designing, manufacturing, sourcing and retailing home furnishings.  Furniture Brands markets products through a wide range of channels, including its own Thomasville retail stores and through interior designers, multi-line/independent retailers and mass merchant stores.  Furniture Brands' portfolio includes some of the best known and most respected brands in the furniture industry, including Thomasville, Broyhill, Lane, Drexel Heritage, Henredon, Pearson, Hickory Chair, Lane Venture, Maitland-Smith and La Barge.
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

•	Lane focuses primarily on mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.

•	Drexel Heritage markets both casegoods and upholstered furniture in categories ranging from mid- to premium-priced.

•	Henredon specializes in both wood furniture and upholstered products in the premium-price category.

•	Pearson offers contemporary and traditional styles of finely tailored upholstered furniture in the premium-price category.

•	Hickory Chair manufactures premium-priced wood and upholstered furniture, offering traditional and modern styles.

•	Lane Venture markets a premium-priced outdoor line of wicker, rattan, bamboo, exposed aluminum, and teak furniture, as well as casual indoor home furnishings.

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
Additionally, we have developed significant relationships and sales accounts with large national department stores and specialty stores. This distribution channel is an increasingly important part of our distribution base. We also continue to explore opportunities to expand international sales and to distribute through non-traditional channels. Trade showrooms are located in Thomasville and High Point, North Carolina; Chicago, Illinois; and Las Vegas, Nevada.
Manufacturing and Sourcing
We have a blended manufacturing strategy including a mix of domestic production, non-domestic production and products sourced from offshore. Our principal domestic production operations include eight upholstery facilities, two case goods facilities, one component manufacturing facility, and one multifunctional facility. These principal domestic facilities are located in North Carolina and Mississippi. We also operate manufacturing facilities in the Philippines, Indonesia and Mexico. These facilities total approximately 6.2 million square feet. For additional information on our principal properties, see Item 2 of this Form 10-K.
A portion of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We operate a sourcing group in Asia that has primary responsibility for quality control, sourcing of raw materials and finished goods, and logistics activities in Asia. We have informal strategic relationships with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers' capacity, subject to our quality control and delivery standards. During 2011, three of these manufacturers represented 16.4%, 15.6%, and 10.2% of imported product and two other manufacturers represented in excess of 5% each. Each of these offshore manufacturers represent less than 5% of total product and material costs.
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
Marketing and Advertising
Our brands use multiple advertising techniques to increase consumer awareness of our brand names and motivate purchases of our products. These techniques include advertisements targeted to specific consumer segments through national and regional television as well as leading home furnishing and other popular magazines. In many instances advertising is focused in major markets to create buying urgency around our products and specific sale events and to provide store location information, enabling retailers to be listed jointly in advertisements for maximum advertising efficiency. We also seek to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focus our marketing efforts on prime potential customers utilizing consumer segmentation data and customer comments from our websites and from each brand's toll-free telephone number. In addition, we have increased our brands' online presence through website enhancements and the increased use of online advertising and social media to promote our products and drive consumers to retail stores.
Management and Employees
As of December 31, 2011, we employed approximately 5,600 full-time employees in the United States and approximately 3,200 non-domestic employees. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good.
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
Backlog
The combined backlog of our operating companies as of December 31, 2011 was approximately $151 million compared to approximately $142 million as of December 31, 2010. Backlog consists of orders believed to be firm for which a customer purchase order has been received. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
Trademarks and Trade Names
We utilize trademarks and trade names extensively to promote brand loyalty among consumers. We view such trademarks and trade names as valuable assets and we aggressively protect our trademarks and trade names by taking appropriate legal action against anyone who infringes upon or misuses them.
Our primary trademarks and trade names are: Thomasville, Broyhill, Lane, Drexel Heritage, Henredon, Pearson, Hickory Chair, Lane Venture, Maitland-Smith and La Barge.
Working Capital
For information regarding working capital items, see “Management's Discussion and Analysis of Financial Condition and Results of Operations”, “Financial Discussion and Liquidity - Liquidity”, in Part II, Item 7 of this Form 10-K .
Internet Access
Forms 10-K, 10-Q, 8-K, and all amendments to those reports are available without charge through our website as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission. Our website can be accessed at furniturebrands.com. Information on our website does not constitute part of this Annual Report on Form 10-K.
Executive Officers
The following table sets forth certain information with respect to our executive officers:

Name	Age	Position Held
Ralph P. Scozzafava	53	Chairman of the Board and Chief Executive Officer
Steven G. Rolls	57	Senior Vice President and Chief Financial Officer
Mary E. Sweetman	48	Senior Vice President, Human Resources
Jon D. Botsford	57	Senior Vice President, General Counsel and Corporate Secretary
Raymond J. Johnson	56	Senior Vice President, Global Supply Chain
Vance C. Johnston	42	Senior Vice President, Growth and Transformation
Richard R. Isaak	44	Vice President, Controller and Chief Accounting Officer
Gregory P. Roy	46	President-Lane Furniture Industries, Inc.
Mark E. Stephens	43	President-Broyhill Furniture Industries, Inc.
Edward D. Teplitz	50	President-Thomasville Furniture Industries, Inc. and Drexel Heritage Furniture Industries
Daniel R. Bradley	55	President-Furniture Brands Designer Group
Ralph P. Scozzafava has served as Chairman of the Board since May 2008 and as a director since June 2007. Since January 2008, Mr. Scozzafava has also served as Chief Executive Officer of our company, and from June 2007 to January 2008, he served as Vice Chairman and Chief Executive Officer- designate. Prior to joining our company, Mr. Scozzafava was employed at Wm. Wrigley Jr. Company since 2001, where he held several positions, most recently, serving as Vice President- Worldwide Commercial Operations from March 2006 to June 2007, and as Vice President & Managing Director - North America/Pacific from January 2004 to March 2006.
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
Vance C. Johnston joined our company as Senior Vice President of Growth and Transformation in March 2010. Prior to joining our company, Mr. Johnston served as Chief Financial Officer of Miami Jewish Health Systems from January 2009 to March 2010, and as Vice President, Corporate Strategy at Royal Caribbean Cruises Ltd. from December 2005 to August 2008. Prior to this, Mr. Johnston held various positions in strategy and operations at OfficeMax Incorporated and Burger King.
Richard R. Isaak joined our company in April 2007 and has served as our Vice President, Controller and Chief Accounting Officer since May 2007. Prior to joining our company, Mr. Isaak was employed at Panera Bread Company since March 2003, most recently, serving as Vice President, Controller, and Chief Accounting Officer from August 2004 to April 2007, and as Director of Accounting and Reporting prior to August 2004. Prior to joining Panera, Mr. Isaak was an auditor with Ernst & Young LLP.
Gregory P. Roy has served as President of our subsidiary, Lane Furniture Industries, Inc., since April 2009. Mr. Roy joined Lane in 1988 and has held positions of increasing responsibility, and was most recently Executive Vice President of Sales and Marketing.
Mark E. Stephens has served as President of Broyhill Furniture Industries, Inc., a subsidiary of our company, since January 2011. Prior to this, Mr. Stephens served as Broyhill's Vice President- Sales and Marketing from August 2008 to December 2010, and our Vice President- Customer Marketing and Category Management from October 2007 to July 2008. Prior to joining our company, Mr. Stephens was employed at Rollins, Inc. from April 2003 to October 2007, in various positions, most recently, as Assistant Division Vice President and Director-Business Development for Rollins' Midwest Division from January 2006 to his departure.  Prior to this, Mr. Stephens held various marketing and sales positions at Nova Information Systems, Inc. and Campbell Soup Company.
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

Item 1A. Risk Factors

The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company. You should carefully consider the risks described below in addition to all other information provided to you in this document and in our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially and adversely affect our business, results of operations, and financial condition.
Unfavorable economic conditions could result in a decrease in our future sales, earnings, and liquidity.
Our operations and performance depend significantly on economic conditions, particularly in the United States, and their impact on levels of existing home sales, new home construction, consumer confidence, and consumer discretionary spending. Economic conditions deteriorated significantly in the United States and worldwide in recent years. Although the general economy has begun to recover, sales of residential furniture remain depressed due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers’ discretionary spending. These ongoing factors include lower home values, prolonged foreclosure activity throughout the country, a weak market for home sales, continued high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales. These conditions have resulted in a decline in our sales, earnings and liquidity and could continue to impact our sales, earnings and liquidity in the future. The general level of consumer spending is also affected by a number of factors, including, among others, general economic conditions and inflation, which are generally beyond our control. Unfavorable economic conditions impact retailers, our primary customers, potentially resulting in the inability of our customers to pay amounts owed to us. In addition, if our customers are unable to sell our products or are unable to access credit, they may experience financial difficulties leading to bankruptcies, liquidations, and other unfavorable events. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our future sales, earnings, and liquidity would likely be adversely impacted.
A variety of factors including market returns and lower interest rates could significantly increase our funding obligations for our qualified pension plan, which would negatively impact our liquidity.
Our funding obligations for our qualified pension plan depend on the performance of assets held in the pension plan, changes in the discount rate used to measure the benefit obligation, and changes in government regulations applicable to our pension plan. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $165.4 million at December 31, 2011. A decrease in the fair value of plan assets, or a decrease in interest rates with a corresponding decrease in the discount rate used to measure the benefit obligation could significantly increase our funding obligation. Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans and the discount rate used to measure the benefit obligation have fluctuated significantly. Further disruptions in the financial markets could adversely impact our funding obligations in the future. In addition, in 2010, the federal government passed pension funding relief legislation which extended the time over which plan deficits may be funded. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity.
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
Residential furniture is a highly styled product subject to fashion trends and geographic consumer tastes that can change rapidly. If we are unable to anticipate or respond to changes in consumer tastes and fashion trends in a timely manner or to otherwise forecast demand accurately, we may lose sales and have excess inventory (both raw materials and finished goods), which could result in a decrease in our sales, earnings, and liquidity.
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
Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to incur bad debt expense, which would decrease earnings, as it has in past periods. Receivables collection can be significantly impacted by economic conditions.

Therefore, deterioration in the economy, or a lack of economic recovery, could cause further business failures of our customers, which could in turn result in additional bad debt expense thereby lowering earnings. These business failures can also cause loss of future sales. In addition, we are either prime tenant on or guarantor of many leases of company-branded stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we were to decide not to operate these stores, we would still be required to pay store occupancy costs, which would result in a reduction in our future sales, earnings and liquidity.
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
We continually review our manufacturing operations and offshore sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs would likely result in a decrease in our near-term earnings and liquidity until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems, and procedures. Certain products may also be shifted from domestic manufacturing to offshore manufacturing or sourcing, and vice versa. These realignments have, and would likely in the future, result in substantial capital expenditures and costs including, among others, severance, impairment, exit, and disposal costs. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full, both of which have, and could in the future, result in a decrease in our near-term earnings and liquidity.
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
We use various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. We also source products from independent manufacturers. Fluctuations in the price, availability, and quality of the raw materials we use in manufacturing or products we source could have a negative effect on our cost of sales and our ability to meet the demands of our customers. In the event of a significant disruption in our supply of raw materials or sourced product, we may not be able to locate alternative sources at an acceptable price or in a timely manner. Inability to meet the demands of our customers could result in the loss of future sales. In addition, if the price of the raw materials increases we may not be able to pass along to our customers all or a portion of our higher costs due to competitive and market pressures, which could decrease our earnings and liquidity.
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
Our trade names are tested for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of our trade names is estimated using a “relief from royalty payments” methodology, which is highly contingent upon assumed sales trends and projections, royalty rates, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause impairment charges and a corresponding reduction in our earnings and net worth, as it has in past periods.
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
We may not be able to comply with our debt agreement or secure additional financing on favorable terms or generate sufficient profit to meet our future operating and capital needs, which could have a significant adverse impact on our liquidity and our business.
Our availability to borrow is dependent on certain provisions of our debt agreement, including those described in Note 6 “Long-Term Debt” in Part II, Item 8 of this Form 10-K. The breach of any of these provisions could result in a default under our debt agreement and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, an inability to generate sufficient future profits could have a significant adverse impact on our cash flow and liquidity and could cause us to not be in compliance with our debt agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business. Also, our availability to borrow is dependent on our borrowing base calculations. Our borrowing base calculations are subject to periodic examinations by the financial institutions which could result in unfavorable adjustments to the borrowing base and our availability to borrow.
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

Any material disruption of our information systems could disrupt our business and adversely impact our financial condition.

We may be subject to information technology system failures, network disruptions and cybersecurity concerns. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, viruses, cyber incidents, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent retail store transactions, compromise our data or customer data, result in delays in the manufacturing and shipping of our products to customers or lost sales. System failures and disruptions could also impede transaction processing and financial reporting.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

As of December 31, 2011, we own or lease the following principal plants, offices, and distribution centers:

Location	Type of Facility	Floor Space (Sq. ft.)	Owned or Leased	Lease Expiration Date
St. Louis, MO	Headquarters	53,467	Leased	2019
Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Tupelo, MS	Upholstery plant/distribution center	715,951	Owned
Conover, NC	Upholstery plant/distribution center	347,500	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Lenoir, NC	Upholstery plant	395,000	Owned
Conover, NC	Upholstery plant	192,015	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Longview, NC	Upholstery plant	334,000	Leased	2015
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned
High Point, NC	Component plant	187,162	Owned
Rutherfordton, NC	Distribution center	1,009,253	Owned
Thomasville, NC	Distribution center	731,000	Owned
Morganton, NC	Distribution center	513,800	Owned
Lenoir, NC	Distribution center	312,632	Owned
Conover, NC	Distribution center	123,200	Owned
Rialto, CA	Distribution center	703,176	Leased	2012
Lenoir, NC	Distribution center	502,420	Leased	2013
Wren, MS	Distribution center	494,813	Leased	2012
Lenoir, NC	Distribution center	205,964	Leased	2021
Verona, MS	Distribution center/offices	423,392	Owned
Thomasville, NC	Offices/showroom	256,000	Owned
High Point, NC	Offices/showroom	100,000	Owned
Cebu, Philippines	Case goods plant	480,338	Owned
Tambak Aji, Indonesia	Case goods plant/distribution center	381,978	Owned
Semarang, Indonesia	Case goods plant/distribution center	330,000	Owned
Merida, Mexico	Cut and sew plant	73,195	Leased	2013
Dongguan, China	Offices	159,000	Leased	2013
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
We have been executing plans to improve our performance. These measures include consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, as well as exiting unprofitable retail locations. This restructuring activity included the closing of one manufacturing facility, the closing of one office, and the closing of 8 retail stores, as well as the addition of a cut and sew facility and 4 new retail stores in 2011. This restructuring activity included the closing of one manufacturing facility and four retail stores in 2010, and the closing of two manufacturing facilities and seven retail stores in 2009.
We own properties in addition to the above principal facilities, some of which are held for sale and some of which we are leasing until sold. As of December 31, 2011, properties held for sale had a net book value of $13.5 million. We estimate that the annual cost of facilities held for sale as of December 31, 2011 is approximately $1.1 million. The significant properties held for sale as of December 31, 2011 are summarized below:

Location	Property Description	Floor space (sq. ft.)
Appomattox, VA	Manufacturing Facility	829,800
Lenoir, NC	Manufacturing Facility	268,172
Lenoir, NC	Offices	136,000
Allentown, PA	Warehouse	105,000
We lease retail stores in addition to the above principal facilities, some of which are closed locations. We incur costs associated with these closed retail stores, including recurring occupancy costs, early contract termination settlements, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. The liability for closed store lease costs is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals. We estimate that lease and occupancy expense for our closed retail stores at December 31, 2011 will be approximately $5 to $6 million in 2012.

Item 3. Legal Proceedings
For a discussion of legal proceedings, refer to Note 14 “Contingent Liabilities” in Part II, Item 8 of this Form 10-K which is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

1)	Market Information
Shares of our common stock are traded on the New York Stock Exchange. The reported high and low sale prices for our common stock on the New York Stock Exchange are included in Note 19 “Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.
Holders
As of January 31, 2012, there were approximately 1,100 holders of record of common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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

Performance Graph
The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following an assumed investment of $100 in shares of Common Stock outstanding on December 31, 2006. The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of the Common Stock.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Furniture Brands International, Inc.*	$100.00	$65.09	$14.45	$35.70	$33.61	$8.04
S&P 500*	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
Dow Jones US Furnishings*	$100.00	$87.09	$45.42	$65.22	$85.48	$90.22

2)	Repurchase of Equity Securities
During the quarter ended December 31, 2011 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.
October 2011: October 1, 2011 through October 31, 2011	—	—	(2)	(2)
November 2011: November 1, 2011 through November 30, 2011	541	$1.81	(2)	(2)
December 2011: December 1, 2011 through December 31, 2011	883	$1.12	(2)	(2)

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended December 31, 2011.

Item 6. Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Summary of operations (1)(2):
Net sales	$1,107,664	$1,159,934	$1,224,370	$1,743,176	$2,082,056
Gross profit	267,307	276,314	230,000	314,535	416,095
Selling, general, and administrative expenses	302,854	320,226	363,636	524,457	462,334
Interest expense	3,573	3,172	5,342	12,510	37,388
Loss from continuing operations before income tax benefit	(46,553)	(47,920)	(176,479)	(418,958)	(80,478)
Income tax benefit	(2,803)	(8,894)	(67,793)	(3,157)	(29,261)
Net loss from continuing operations	(43,750)	(39,026)	(108,686)	(415,801)	(51,217)
Net earnings from discontinued operations	—	—	—	29,920	5,568
Net loss	$(43,750)	$(39,026)	$(108,686)	$(385,881)	$(45,649)

Per share of common stock:
Net earnings (loss) — diluted:
Continuing operations	$(0.80)	$(0.76)	$(2.25)	$(8.53)	$(1.06)
Discontinued operations	—	—	—	0.61	0.12
Total	$(0.80)	$(0.76)	$(2.25)	$(7.92)	$(0.94)

Dividends	$—	$—	$—	$0.12	$0.64

Weighted average common shares outstanding— diluted	54,935	51,116	48,302	48,739	48,446

Other information (2):
Working capital (3)	$231,852	$286,058	$326,952	$458,376	$712,455
Property, plant, and equipment, net	$115,803	$124,866	$134,352	$150,864	$178,564
Capital expenditures	$27,507	$21,930	$9,777	$18,977	$14,374
Total assets	$614,496	$676,413	$758,105	$999,518	$1,463,078
Long-term debt	$77,000	$77,000	$78,000	$160,000	$280,000
Shareholders’ equity	$132,281	$259,567	$262,791	$366,494	$844,766

(1)
The company's fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of operations of our subsidiaries periodically include a 53-week fiscal year. Fiscal year 2008 was a 53-week fiscal year for our subsidiaries. On November 3, 2011, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the Saturday closest to December 31 effective January 1, 2012. The 2012 fiscal year will end on December 29, 2012.

(2)
Results of operations for all periods presented have been restated to reflect the classification of Hickory Business Furniture (“HBF”) as a discontinued operation. HBF was sold in the first quarter of 2008.

(3)	Includes current portion of long term debt of $17.0 million in 2009, $30.0 million in 2008, and $20.8 million in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this and previous filings and particularly in the “Risk Factors” in Part I, Item 1A of this Form 10-K.
Overview
We are a world leader in designing, manufacturing, sourcing and retailing home furnishings.  Furniture Brands markets products through a wide range of channels, including its own Thomasville retail stores and through interior designers, multi-line/independent retailers and mass merchant stores.  Furniture Brands' portfolio includes some of the best known and most respected brands in the furniture industry, including Thomasville, Broyhill, Lane, Drexel Heritage, Henredon, Pearson, Hickory Chair, Lane Venture, Maitland-Smith and La Barge.
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
Business Trends and Strategy
Sales decreased 4.5% in 2011 compared to 2010. Sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on mid-priced offerings and sales of upholstery products generally outperformed sales of case goods in 2011 compared to 2010.
We believe sales continue to be depressed as a result of continued weak retail conditions in the residential furniture industry. We believe these weak retail conditions are primarily the result of continued weakness in the housing market, wavering consumer confidence and a number of other ongoing factors in the global economy that have negatively impacted consumers' discretionary spending. These other ongoing factors include lower home values, prolonged foreclosure activity throughout the country, persistent high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have been taking significant steps, some of which we began before the initial downturn in the economy, and we continue to take actions to reduce costs, preserve cash, and drive profitable sales. These actions have resulted in reduced selling, general and administrative expenses, improvements in gross margin, and lower levels of debt.
We have made tough cost elimination decisions to enable us to invest in new products and effective marketing as we focus on top-line sales for the future. We have consolidated our domestic operations with the closing and selling of excess manufacturing, warehouse, and office properties. We have completed investments to expand our manufacturing facilities in Indonesia and develop a new facility in Mexico, both of which we expect will deliver components and finished product at a lower cost than would otherwise be possible. We have reduced our manufacturing costs through the implementation of lean manufacturing methods and through strategic sourcing relationships with suppliers that leverage the company's scale. Through these actions we have embraced a lean culture that will allow us to better compete in the future. Our entire organization is focused on bringing the best products to the market, increasing top-line sales, fueling efficiency in all of our processes, and strengthening our financial position for the future.
In 2012, we will have more product launches driven by a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers and dealers with proven consumer research methodologies that are new to the furniture industry. Through this process we are focused on identifying the right consumer target for each brand and ensuring that each brand portfolio offers the correct balance of contemporary, updated-traditional, and traditional furniture styling. With an improved cost structure, we also expect to deliver more product introductions at lower price points. In 2012, we also plan to continue to grow our Thomasville retail presence to increase penetration in strategic markets.
While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for 2011, 2010, and 2009:

		Year Ended December 31,
		2011		2010		2009
			% of		% of		% of
(in millions, except per share data)		Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales
Net sales		$1,107.7	100.0%	$1,159.9	100.0%	$1,224.4	100.0%
Cost of sales		840.4	75.9	883.6	76.2	994.4	81.2
Gross profit		267.3	24.1	276.3	23.8	230.0	18.8
Selling, general, and administrative expenses		302.9	27.3	320.2	27.6	363.6	29.7
Impairment of trade names	`	9.0	0.8	1.1	0.1	39.1	3.2
Operating loss		(44.5)	(4.0)	(45.0)	(3.9)	(172.7)	(14.1)
Interest expense		3.6	0.3	3.2	0.3	5.3	0.4
Other income, net		1.6	0.1	0.3	—	1.5	0.1
Loss before income tax benefit		(46.6)	(4.2)	(47.9)	(4.1)	(176.5)	(14.4)
Income tax benefit		(2.8)	(0.3)	(8.9)	(0.8)	(67.8)	(5.5)
Net earnings (loss)		$(43.8)	(3.9)%	$(39.0)	(3.4)%	$(108.7)	(8.9)%
Net earnings (loss) per common share — basic and diluted		$(0.80)		$(0.76)		$(2.25)
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net sales for 2011 were $1,107.7 million compared to $1,159.9 million in 2010, a decrease of $52.3 million or 4.5%. The decrease in net sales was primarily the result of continued weak retail conditions, resulting in lower sales volume.
Gross profit for 2011 was $267.3 million compared to $276.3 million in 2010. The decrease in gross profit is primarily attributable to lower sales ($12.4 million) and higher material costs ($14.1 million), partially offset by lower employee compensation and benefits ($14.1 million) and increased efficiencies in our supply chain. Gross margin for 2011 as a percentage of sales increased to 24.1% compared to 23.8% in 2010.
Selling, general, and administrative expenses decreased to $302.9 million for 2011 compared to $320.2 million in 2010. The decrease in selling, general, and administrative expenses is primarily due to lower employee compensation and benefits ($14.8 million), partially offset by favorable settlements of certain international tax and trade compliance matters in 2010 that did not occur in 2011 ($4.4 million).
Impairment of intangible assets increased to $9.0 million for 2011 compared to $1.1 million in 2010. In 2011, the impairment charge was driven by a decrease in sales and an increase in the discount rate used in our valuation calculations. In 2010, the impairment charge was driven primarily by a decrease in the sales projections used in our valuation calculations.
Income tax benefit for 2011 totaled $2.8 million compared to $8.9 million in 2010. Income tax benefit in both years reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit in 2011 resulted primarily from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets. The income tax benefit in 2010 was driven by additional net operating loss carry backs created from contributions to our pension plans. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years and increase our income tax refund receivable.
Net loss per common share was $0.80 and $0.76 for 2011 and 2010, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 54.9 million for 2011 and 51.1 million in 2010.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
 Net sales for 2010 were $1,159.9 million compared to $1,224.4 million in 2009, a decrease of $64.5 million or 5.3%. The decrease in net sales was primarily the result of continued weak retail conditions and decisions to abandon unprofitable products, customers, and programs, partially offset by lower price discounts.
Gross profit for 2010 was $276.3 million compared to $230.0 million in 2009. The increase in gross profit was primarily attributable to increased efficiencies in our supply chain ($32.2 million) and reductions in product write downs ($26.2 million), partially offset by lower sales ($12.1 million). Gross margin for 2010 as a percentage of sales increased to 23.8% compared to 18.8% in 2009.
Selling, general, and administrative expenses decreased to $320.2 million for 2010 compared to $363.6 million in 2009. The decrease in selling, general, and administrative expenses was primarily due to lower headcount and benefit costs ($15.7 million), lower bad debt expenses ($8.7 million), lower rent expense ($8.5 million), and reduced exposure to certain international trade compliance matters ($15.6 million), partially offset by higher incentive compensation costs ($9.4 million).
Impairment of trade names decreased to $1.1 million for 2010 compared to $39.1 million in 2009. In 2010, the impairment charge was driven primarily by a decrease in the sales projections used in our valuation calculations. In 2009, the impairment charge was driven primarily by an increase in the discount rate used in our valuation calculations.
Interest expense for 2010 totaled $3.2 million compared to $5.3 million in 2009. The decrease in interest expense resulted from a reduction in outstanding debt and lower interest rates.
Income tax benefit for 2010 totaled $8.9 million compared to $67.8 million in 2009. Income tax benefit in both years reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit in both years was driven by additional net operating losses generated during the period and our ability to utilize remaining carry back capacity from previous tax years .
Net loss per common share was $0.76 and $2.25 for 2010 and 2009, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis were 51.1 million for 2010 and 48.3 million in 2009.

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

	Thomasville Stores (a)		All Other Retail Locations (b)
	Year Ended December 31,		Year Ended December 31,
(Dollars in millions)	2011	2010	2011	2010
Net sales	$108.5	$107.8	$37.4	$39.9
Cost of sales	63.2	63.8	24.3	24.8
Gross profit	45.4	44.0	13.1	15.1
Selling, general and administrative expenses — open stores	62.6	62.2	18.3	22.3
Operating loss — open stores (c)	$(17.2)	$(18.2)	$(5.2)	$(7.2)
Selling, general and administrative expenses — closed stores (d)	—	—	7.4	6.8
Operating loss (c)	$(17.2)	$(18.2)	$(12.6)	$(14.0)

Number of open stores and showrooms at end of period	48	48	16	19
Number of closed locations at end of period			23	27

Same-store-sales (e):
Percentage increase	6%	19%	(f)	(f)
Number of stores	48	46
____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the year.

b)	This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”).

c)	Operating loss does not include our wholesale profit on the above retail net sales.

d)
Selling, general and administrative expenses — closed stores includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities. Closed stores have no net sales, cost of sales, or gross profit.

e)
The same-store sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months. The same-store sales comparison includes stores that had been open for at least 15 months, but were closed during the period. In 2011, four company-owned Thomasville retail store locations were closed and in 2010, four company-owned Thomasville retail store locations were closed.

f)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including six Drexel Heritage stores, one Henredon store, one Broyhill store, and eight designer showrooms at December 31, 2011; and it is not one of our long-term strategic initiatives to grow company-owned Drexel Heritage, Henredon, or Broyhill stores.

In addition to the above company-owned stores, there were 62 and 69 Thomasville dealer-owned stores at December 31, 2011 and 2010, respectively.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at December 31, 2011 totaled $25.4 million, compared to $52.0 million at December 31, 2010. Net cash used by operating activities totaled $6.2 million in 2011 compared with net cash provided by operating activities of $5.3 million in 2010. The decrease in cash flow from operations was primarily driven by decreased cash generated from income taxes receivable and reductions in long-term liabilities in 2011 compared to 2010, partially offset by increased cash generated from inventory and other working capital. Net cash used in investing activities for 2011 totaled $18.0 million compared with $19.2 million in 2010. The decrease in cash used in investing activities is primarily the result of greater proceeds from the disposal of assets in 2011 compared to 2010, partially offset by greater investments in our infrastructure with more additions to property, plant, equipment, and software. Net cash used in financing activities totaled $2.4 million in 2011 and $18.1 million in 2010. The decrease in cash used in financing activities is primarily the result of decreased payments of long-term debt. Working capital was $231.9 million at December 31, 2011, compared to $286.4 million at December 31, 2010.
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
At December 31, 2011, we had $25.4 million of cash and cash equivalents and $77.0 million of debt outstanding and excess availability to borrow up to an additional $33.8 million under the ABL, subject to certain provisions, as described in "Financing Arrangements" below. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.
Financing Arrangements
Long-term debt consists of the following (in millions):

	December 31, 2011	December 31, 2010
Asset-based loan	$77.0	$77.0
Less: current maturities	—	—
Long-term debt	$77.0	$77.0
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
As of December 31, 2011, total availability was $68.8 million. Therefore, as of December 31, 2011, we had $26.8 million of excess availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $33.8 million of excess availability before we would be subject to the fixed charge coverage ratio.
As of March 7, 2012, outstanding debt remained constant at $77.0 million and total availability decreased to $58.6 million. The decrease in availability from December 31, 2011 to March 7, 2012 was driven by a decrease in the borrowing base, primarily due to reduced inventory levels. Therefore, as of March 7, 2012, we have $16.6 million of excess availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $23.6 million of excess availability before we would be subject to the fixed charge coverage ratio.

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
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of December 31, 2011, loans outstanding were $77.0 million with a weighted average interest rate of 3.36%.
Under the terms of the ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these covenants and expect to remain in compliance for the foreseeable future.
Funded Status of Qualified Defined Benefit Pension Plan
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $165.4 million at December 31, 2011, the measurement date. The projected benefit obligation calculations are dependent on various assumptions, including discount rate. The discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates. For example, at our December 31, 2011 measurement date, we used a discount rate of 5.00% to measure the projected benefit obligation. If we had used a discount rate of 5.25% or 4.75%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $14.0 million, respectively.
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the benefit of the act, our funding requirements for 2012 under the Employee Retirement Income Security Act of 1974 ("ERISA") are approximately $14.5 million. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.
Contractual Obligations and Other Commitments
The following table summarizes the payments related to our outstanding contractual obligations as of December 31, 2011:

	Within 1 Year	Years 2 & 3	Years 4 & 5	Year 5 and Thereafter
Long-term debt obligations:
Asset-based loan	$—	$—	$77.0	$—
Interest expense (1)	2.6	5.2	3.5	—
Operating lease obligations (net of subleases) (2)	39.2	62.1	32.0	28.9
Purchase obligations (3)	—	—	—	—
	$41.8	$67.3	$112.5	$28.9
(1) Interest payments calculated at rates in effect at December 31, 2011.
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
Not included in the table above are pension liabilities of $186.2 million, liabilities for uncertain tax positions of $6.1 million, and accrued workers' compensation of $6.9 million as the timing of payments cannot be reasonably estimated.
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of December 31, 2011, the total amounts remaining under lease guarantees were $7.2 million. Our estimate of probable future losses under these guaranteed leases is not material.

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
The company's fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of our subsidiaries' operations periodically include a 53-week fiscal year. Fiscal years 2011, 2010, and 2009 were 52-week years for our subsidiaries. On November 3, 2011, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the Saturday closest to December 31 effective January 1, 2012. The 2012 fiscal year will end on December 29, 2012.
We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described below:
Revenue Recognition
Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) ownership and risk of loss has transferred; and (4) collectability is reasonably assured. These criteria are satisfied and revenue is recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical experience.
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
We tested our trade names for impairment in the third quarter of 2011, primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $9.0 million caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names in the third quarter was primarily caused by a decrease in sales and an increase in the discount rate used in our valuation calculations.
We also tested our trade names for impairment in the fourth quarter of 2011 and determined that the fair value of our trade names exceeded the carrying value by $6.4 million or 8.1% as of December 31, 2011. The fair value of the trade names increased in the fourth quarter, primarily due to a decrease in the discount rate used in our valuation calculations.
A future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Decreases in projected sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.
We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions. A 25 basis point decrease in assumed royalty rates would have resulted in a $9.4 million decrease in the fair value of our trade names at December 31, 2011.
Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Estimated net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales. A ten percent decrease in the assumed net sales streams would have resulted in an $8.4 million decrease in the fair value of our trade names at December 31, 2011.
The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 16.0% in the fourth quarter of 2011, 17.0% in the third quarter of 2011 and 16.5% in the fourth quarter of 2010; and we recorded impairment charges of $9.0 million and $1.1 million in the third quarter of 2011 and the fourth quarter of 2010, respectively. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy. A 100 basis point increase in the assumed discount rate would have resulted in a $5.9 million decrease in the fair value of our trade names at December 31, 2011.
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
The discount rate is selected based on yields of high quality bonds (rated Aa by Moody's as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. The discount rates used at our December 31, 2011 and 2010 measurement dates were 5.00% and 5.75%, respectively. The decrease in the discount rate is attributable to a decrease in yields on the underlying high quality corporate bonds in 2011. The expected long-term rate of return on plan assets represents our long-term expectation of asset returns over the life of the portfolio. The expected return is a weighted average based on historical and future expected returns for each asset class, as well as the asset class allocation of the portfolio which was not anticipated to change significantly in 2011. Each year, we consider actual returns on assets in recent periods and the current economic environment and determine whether there has been a fundamental change in the market likely to significantly impact future returns. For 2011, the recent actual returns on plan assets and the economic environment did not significantly impact our long-term expectation of asset returns. The long-term rate of compensation increase is not applicable for our plan as benefits have ceased to accumulate.
We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and expense. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates. For example, at our December 31, 2011 measurement date, we used a discount rate of 5.00% to measure the projected benefit obligation. If we had used a discount rate of 5.25% or 4.75%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $14.0 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.3 million annually. We have no derivative financial instruments at December 31, 2011.

Item 8. Financial Statements and Supplementary Data

FURNITURE BRANDS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Furniture Brands International, Inc.:
We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furniture Brands International, Inc.'s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri
March 7, 2012

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,387	$51,964
Receivables, less allowances of $10,413 ($18,076 at December 31, 2010)	107,974	114,535
Inventories	228,155	249,691
Prepaid expenses and other current assets	9,490	11,242
Total current assets	371,006	427,432
Property, plant, and equipment, net	115,803	124,866
Trade names	77,508	86,508
Other assets	50,179	37,607
Total assets	$614,496	$676,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,603	$79,846
Accrued employee compensation	15,161	18,336
Other accrued expenses	38,390	42,887
Total current liabilities	139,154	141,069
Long-term debt	77,000	77,000
Deferred income taxes	19,330	23,114
Pension liability	185,991	104,736
Other long-term liabilities	60,740	70,927
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at December 31, 2011 and December 31, 2010	60,615	60,615
Paid-in capital	202,471	210,945
Retained earnings	185,053	228,803
Accumulated other comprehensive loss	(201,853)	(115,675)
Treasury stock at cost 5,071,125 shares at December 31, 2011 and 5,586,251 shares at December 31, 2010	(114,005)	(125,121)
Total shareholders’ equity	132,281	259,567
Total liabilities and shareholders’ equity	$614,496	$676,413
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$1,107,664	$1,159,934	$1,224,370
Cost of sales	840,357	883,620	994,370
Gross profit	267,307	276,314	230,000
Selling, general, and administrative expenses	302,854	320,226	363,636
Impairment of trade names	9,000	1,100	39,050
Operating loss	(44,547)	(45,012)	(172,686)
Interest expense	3,573	3,172	5,342
Other income, net	1,567	264	1,549
Loss before income tax benefit	(46,553)	(47,920)	(176,479)
Income tax benefit	(2,803)	(8,894)	(67,793)
Net loss	$(43,750)	$(39,026)	$(108,686)
Net loss per common share — basic and diluted:	$(0.80)	$(0.76)	$(2.25)

Weighted average shares of common stock outstanding - Basic	54,935	51,116	48,302
Weighted average shares of common stock outstanding - Diluted	54,935	51,116	48,302
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(43,750)	$(39,026)	$(108,686)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	21,893	23,851	24,682
Compensation expense related to stock option grants and restricted stock awards	2,548	2,512	(524)
Impairment of trade names	9,000	1,100	39,050
Loss (gain) on the sale of assets	(3,940)	(1,297)	2,407
Other, net	(248)	606	(2,806)
Changes in operating assets and liabilities:
Accounts receivable	5,852	12,573	50,764
Income taxes receivable	708	57,381	(20,886)
Inventories	21,536	(23,613)	126,944
Prepaid expenses and other assets	1,566	(1,565)	5,164
Accounts payable and other accrued expenses	(3,096)	(18,756)	(32,769)
Deferred income taxes	(2,602)	(2,560)	(8,034)
Other long-term liabilities	(15,694)	(5,905)	2,293
Net cash provided (used) by operating activities	(6,227)	5,301	77,599
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(27,507)	(21,930)	(9,777)
Proceeds from the disposal of assets	9,517	2,779	4,480
Net cash used in investing activities	(17,990)	(19,151)	(5,297)
Cash flows from financing activities:
Payments of long-term debt	—	(18,000)	(95,000)
Payments for debt issuance costs	(2,458)	—	—
Other	98	(58)	(10)
Net cash used in financing activities	(2,360)	(18,058)	(95,010)
Net decrease in cash and cash equivalents	(26,577)	(31,908)	(22,708)
Cash and cash equivalents at beginning of year	51,964	83,872	106,580
Cash and cash equivalents at end of year	$25,387	$51,964	$83,872
Supplemental disclosure:
Cash payments (refunds) for income taxes, net	$706	$(63,294)	$(36,731)
Cash payments for interest expense	$3,022	$2,780	$5,234
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Common Stock:
Beginning balance	$60,615	$56,483	$56,483
Pension contribution activity	—	4,132	—
Ending balance	$60,615	$60,615	$56,483
Paid-In Capital:
Beginning balance	$210,945	$224,133	$224,419
Stock plans activity	(8,474)	4,764	(286)
Pension contribution activity	—	(17,952)	—
Ending balance	$202,471	$210,945	$224,133
Retained Earnings:
Beginning balance	$228,803	$267,829	$376,515
Net loss	(43,750)	(39,026)	(108,686)
Ending balance	$185,053	$228,803	$267,829
Accumulated Other Comprehensive Loss:
Beginning balance	$(115,675)	$(111,471)	$(116,988)
Other comprehensive income (loss)	(86,178)	(4,204)	5,517
Ending balance	$(201,853)	$(115,675)	$(111,471)
Treasury Stock:
Beginning balance	$(125,121)	$(174,183)	$(173,935)
Stock plans activity	11,116	(2,310)	(248)
Pension contribution activity	—	51,372	—
Ending balance	$(114,005)	$(125,121)	$(174,183)
Total Shareholders' Equity	$132,281	$259,567	$262,791

Comprehensive Loss:
Net loss	$(43,750)	$(39,026)	$(108,686)
Other comprehensive income (loss), net of tax:
Pension liability	(84,672)	(5,705)	4,330
Foreign currency translation	(1,506)	1,501	1,187
Other Comprehensive Income (Loss)	(86,178)	(4,204)	5,517
Total Comprehensive Loss	$(129,928)	$(43,230)	$(103,169)
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)

1.	ORGANIZATION AND PRESENTATION OF FINANCIAL STATEMENTS
Furniture Brands International, Inc. is a world leader in designing, manufacturing, sourcing and retailing home furnishings.  Furniture Brands markets products through a wide range of channels, including its own Thomasville retail stores and through interior designers, multi-line/independent retailers and mass merchant stores.  Furniture Brands' portfolio includes some of the best known and most respected brands in the furniture industry, including Thomasville, Broyhill, Lane, Drexel Heritage, Henredon, Pearson, Hickory Chair, Lane Venture, Maitland-Smith and La Barge.
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
Substantially all of our sales are made to unaffiliated parties, primarily furniture retailers. We have a diversified customer base with no one customer accounting for 10% or more of consolidated net sales and, other than the retail furniture industry, no particular concentration of credit risk in one economic sector. Foreign net sales represented less than 10% of total net sales in all years presented.
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
The company's fiscal year ends on December 31. The subsidiaries included in the consolidated financial statements report their results of operations as of the Saturday closest to December 31. Accordingly, the results of our subsidiaries' operations periodically include a 53-week fiscal year. Fiscal years 2011, 2010, and 2009 were 52-week years for our subsidiaries. On November 3, 2011, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the Saturday closest to December 31 effective January 1, 2012. The 2012 fiscal year will end on December 29, 2012.
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
We consider the carrying value of amounts outstanding under the Company's asset based loan to approximate fair value because these amounts outstanding accrue interest at rates which generally fluctuate with interest rate trends.
Revenue Recognition
Revenues (sales) are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there is a fixed or determinable price; (3) ownership and risk of loss has transferred; and (4) collectability is reasonably assured. These criteria are satisfied and revenue is recognized primarily upon shipment of product. Appropriate provisions for customer returns and discounts are recorded based upon historical experience.
Advertising Costs
Advertising costs include media, media production, catalog, swatch, and point of sale promotional display costs. Advertising media and production costs are expensed in the year when advertisements are first aired or distributed. Total advertising costs were $36,382 for 2011, $38,279 for 2010, and $37,642 for 2009.
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
Restructuring and asset impairment charges associated with these measures include the following:

	Year Ended December 31,
	2011	2010	2009
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$1,651	$—	$250
Termination benefits	7,217	5,858	9,119
Closed store occupancy and lease costs	7,464	6,782	16,008
Loss (gain) on the sale of assets	(4,292)	(1,050)	337
	12,040	11,590	25,714
Asset Impairment charges	1,332	4,046	2,608
	$13,372	$15,636	$28,322

Statement of Operations classification:
Cost of sales	$3,265	$4,472	$8,215
Selling, general, and administrative expenses	10,107	11,164	20,107
	$13,372	$15,636	$28,322
Asset impairment charges were recorded to reduce the carrying value of idle facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $13,553 at December 31, 2011 and $9,609 at December 31, 2010.
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
Activity in the accrual for closed store lease liabilities was as follows:

	Year Ended December 31,
	2011	2010
Accrual for closed store lease liabilities at beginning of year	$21,704	$26,645
Charges to expense	2,554	2,426
Less cash payments	7,148	7,367
Accrual for closed store lease liabilities at end of year	$17,110	$21,704
At December 31, 2011, $5,065 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of December 31, 2011 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2012	$7,539
2013	7,592
2014	6,999
2015	3,886
2016	1,402
thereafter	516
$27,934
Activity in the accrual for termination benefits was as follows:

	Year Ended December 31,
	2011	2010
Accrual for termination benefits at beginning of year	$4,950	$4,138
Charges to expense	7,217	5,858
Less cash payments	11,291	5,046
Accrual for termination benefits at end of year	$876	$4,950
The accrual for termination benefits at December 31, 2011 is classified as accrued employee compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	December 31, 2011	December 31, 2010
Finished products	$132,508	$156,129
Work-in-process	15,585	16,395
Raw materials	80,062	77,167
	$228,155	$249,691

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	December 31, 2011	December 31, 2010
Land	$8,861	$11,375
Buildings and improvements	179,999	190,855
Machinery and equipment	194,055	217,404
	382,915	419,634
Less accumulated depreciation	267,112	294,768
	$115,803	$124,866
Depreciation expense was $17,181, $19,195, and $20,738 for the year ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. The gross and net book value of property, plant, and equipment located outside of the United States was $37,584 and $24,998, respectively, as of December 31, 2011.The gross and net book value of property, plant, and equipment located outside of the United States was $26,420 and $16,574, respectively, as of December 31, 2010.

5.	TRADE NAMES
Trade names activity is as follows:

	Year Ended December 31,
	2011	2010
Beginning balance of trade names	$86,508	$87,608
Impairment	(9,000)	(1,100)
Ending balance of trade names	$77,508	$86,508
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
We tested our trade names for impairment in the third quarter of 2011 primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $9.0 million caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names in the third quarter was primarily caused by a decrease in sales and an increase in the discount rate used in our valuation calculations.
We also tested our trade names for impairment in the fourth quarter of 2011 and determined that the fair value of our trade names exceeded the carrying value by $6.4 million or 8.1% as of December 31, 2011. The fair value of the trade names increased in the fourth quarter, primarily due to a decrease in the discount rate used in our valuation calculations.
A future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Decreases in projected sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.
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
The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-

bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 16.0% in the fourth quarter of 2011, 17.0% in the third quarter of 2011 and 16.5% in the fourth quarter of 2010; and we recorded impairment charges of $9.0 million and $1.1 million in the third quarter of 2011 and the fourth quarter of 2010, respectively. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy.

6.	LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2011	December 31, 2010
Asset-based loan	$77,000	$77,000
Less: current maturities	—	—
Long-term debt	$77,000	$77,000
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
The amount of the borrowing base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if total availability fell below various thresholds. If total availability falls below $42,000, we are subject to cash dominion and weekly borrowing base reporting. If total availability falls below $35,000, we are also subject to the fixed charge coverage ratio, which we currently do not meet. As of December 31, 2011, total availability was $68,815. Therefore, as of December 31, 2011, we have $26,815 of excess availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $33,815 of excess availability before we would be subject to the fixed charge coverage ratio.
As of March 7, 2012, outstanding debt remained constant at $77,000 and total availability decreased to $58,555. The decrease in availability from December 31, 2011 to March 7, 2012 was driven by a decrease in the borrowing base, primarily due to reduced inventory levels. Therefore, as of March 7, 2012, we have $16,555 of excess availability without being subject to the cash dominion and weekly reporting covenants of the agreement and $23,555 of excess availability before we would be subject to the fixed charge coverage ratio.
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
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of December 31, 2011, loans outstanding were $77,000 with a weighted average interest rate of 3.36%.
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
At December 31, 2011, we had $25,387 of cash and cash equivalents, $77,000 of debt outstanding, and excess availability to borrow up to an additional $33,815 under the ABL, subject to certain provisions, as described in Note 6 Long-Term Debt above. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.

8.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Defined benefit plans	$3,159	$10,911	$7,038
Defined contribution plan (401k plan) — company match	6,070	6,522	7,269
Other	586	491	604
	$9,815	$17,924	$14,911
We currently provide retirement benefits to our domestic employees through a defined contribution plan. Participating employees may contribute a percentage of their compensation to the plan, subject to limitations imposed by the Internal Revenue Service. We match a portion of the employee's contribution and employees vest immediately in the company match.
Through 2005, domestic employees were covered primarily by noncontributory plans, funded by company contributions to trust funds held for the sole benefit of employees. We amended the defined benefit plans, freezing and ceasing future benefits as of December 31, 2005. Certain transitional benefits were provided to certain participants, but ceased accruing when the plan became inactive on December 31, 2010.
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $165,393 at December 31, 2011, the measurement date. The projected benefit obligation calculations are dependent on various assumptions, including discount rate. The discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates.
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the benefit of the act, our funding requirements for 2012 under the Employee Retirement Income Security Act of 1974 ("ERISA") are approximately $14,500. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.

The table below summarizes the funded status of the Company-sponsored qualified and non-qualified defined benefit plans:

	December 31, 2011		December 31, 2010
	Qualified Plan	Non-Qualified Plan	Qualified Plan	Non-Qualified Plan
Projected benefit obligation:
Beginning of year	$437,413	$20,696	$421,013	$21,034
Service cost	—	—	2,419	—
Interest cost	24,423	1,127	24,656	1,197
Actuarial loss	41,478	1,163	13,912	688
Benefits paid	(25,248)	(2,203)	(24,587)	(2,223)
End of year	$478,066	$20,783	$437,413	$20,696
Fair value of plan assets:
Beginning of year	$352,738	$—	$305,525	$—
Actual return on plan assets	(17,939)	—	27,839	—
Employer contributions	3,122	2,203	43,961	2,223
Benefits paid	(25,248)	(2,203)	(24,587)	(2,223)
End of year	$312,673	$—	$352,738	$—
Accrued pension cost	$165,393	$20,783	$84,675	$20,696

Accumulated benefit obligation	$478,066	$20,783	$437,413	$20,696
The components of net periodic expense for the Company-sponsored defined benefit plans are as follows:

	Year Ended December 31,
	2011	2010	2009
Service cost	$—	$2,419	$2,308
Interest Cost	25,550	25,853	25,939
Expected return on plan assets	(26,622)	(24,909)	(26,139)
Net amortization and deferral	4,231	7,480	4,821
Curtailment loss	—	68	109
Net periodic expense	$3,159	$10,911	$7,038
Annual expense for defined benefit plans is determined using the projected unit credit actuarial method. In conjunction with the plans becoming inactive, effective January 1, 2011, actuarial losses on plan assets are amortized from accumulated other comprehensive loss into net periodic expense over the average remaining life expectancy of plan participants.
Changes in defined benefit plan assets and benefit obligations recognized in other comprehensive loss included the following components:

	Year Ended December 31,
	2011	2010	2009
Current year actuarial loss	$88,903	$13,252	$493
Amortization of actuarial loss	(4,231)	(7,453)	(4,794)
Amortization of prior service cost	—	(94)	(29)
Total recognized in other comprehensive loss	$84,672	$5,705	$(4,330)

Other comprehensive loss consists of the following components related to defined benefit plans:

	December 31, 2011	December 31, 2010
Net actuarial loss	$222,353	$137,681
Tax benefits	(19,536)	(19,536)
	$202,817	$118,145

The estimated actuarial loss that will be amortized from other comprehensive loss into net periodic expense in 2012 is $7,212.
Actuarial assumptions used to determine defined benefit plan costs and benefit obligations are as follows:

	2011	2010	2009
Assumptions used to determine net periodic expense for the year ended December 31:
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Average discount rate	5.75%	6.00%	6.25%
Long-term rate of compensation increase	N/A	1.50%	1.50%
Assumptions used to determine benefit obligation as of December 31:
Average discount rate	5.00%	5.75%	6.00%
Long-term rate of compensation increase	N/A	N/A	1.50%
The expected long-term rate of return on plan assets assumption was developed through analysis of historical market returns and trust fund returns by asset class, current market conditions, and anticipated future long-term performance by asset class. While consideration is given to recent asset performance, this assumption represents a long-term, prospective return. The average discount rate is selected based on yields of high quality bonds (rated Aa by Moody's) with cash flows matching the timing and amount of expected future benefit payments. The long-term rate of compensation increase is no longer applicable, as transition benefits ceased to accumulate on December 31, 2010.
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
The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
	Target	December 31, 2011	December 31, 2010
Global equity securities	50-60%	59%	63%
Fixed income securities	40-50%	41%	37%
		100%	100%
In 2010, we completed an asset allocation study and approved a plan to revise the allocation of plan assets over a three year period as indicated in the table above.
The tables below summarize the fair value of the defined benefit plan assets, presented by asset category and by level within the fair value hierarchy. The level within the fair value hierarchy is determined based on the inputs used to measure the fair value. Level 1 includes fair value measurements based on quoted prices in active markets for identical assets. Level 2 includes fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant unobservable inputs. Level 2 investments include fixed income securities that are valued using model based pricing services and pooled funds that contain investments with values based on quoted market prices, but for which the funds are not valued on a quoted market basis.

	Fair Value of Plan Assets as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Interests in pooled funds:
Short term investment funds	$9,477	$—	$9,477	$—
Domestic large-cap equity funds	109,185	—	109,185	—
Domestic mid-cap equity funds	33,207	—	33,207	—
International equity funds	35,447	—	35,447	—
Fixed income funds	119,399	—	119,399	—
Furniture Brands Common Stock	5,959	5,959	—	—
Total fair value of plan assets	$312,674	$5,959	$306,715	$—

	Fair Value of Plan Assets as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Interests in pooled funds:
Short term investment funds	$10,554	$—	$10,554	$—
Domestic large-cap equity funds	139,605	—	139,605	—
Domestic mid-cap equity funds	17,978	—	17,978	—
International equity funds	31,974	—	31,974	—
Fixed income funds	121,139	—	121,139	—
Furniture Brands Common Stock	31,488	31,488	—	—
Total fair value of plan assets	$352,738	$31,488	$321,250	$—
In 2010, we made contributions of $37,552 in the form of company common stock and $6,409 in cash to the trust funds of our qualified defined benefit plans. The contributions of company common stock were non-cash transactions and thus are not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 2010.
At December 31, 2011, expected defined benefit plan payments to retirees and beneficiaries are as follows:

Year	Amount
2012	$28,823
2013	$29,226
2014	$29,620
2015	$30,040
2016	$30,316
2017 - 2021	$156,407

9.	STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS
We have outstanding stock options, restricted stock, and restricted stock units pursuant to the 1999 Long-Term Incentive Plan, the 2008 Incentive Plan, and the 2010 Incentive Plan. These plans are administered by the Human Resources Committee of the Board of Directors and permit certain key employees to be granted non-qualified options, performance-based options, restricted stock, restricted stock units, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. As of December 31, 2011 there were 1,130,107 shares available for grant. Shares issued upon exercise of stock options or issuance of restricted shares may be new shares or shares issued from treasury stock. For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, we recognized income of $510, expense of $9,627 and expense of $3,198, respectively. Income in 2011 resulted from a decrease in the fair value of outstanding restricted stock units.

A summary of stock option activity for the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,621,267	$16.04
Granted	692,888	4.64
Exercised	—	—
Forfeited or expired	(1,021,276)	20.45
Outstanding at December 31, 2011	2,292,879	$10.63	5.3	$—
Exercisable at December 31, 2011	1,200,926	$15.15	4.8	$—
The aggregate intrinsic value is calculated using the difference between the market price at year end and the exercise price for only those options that have an exercise price that is less than the market price.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.6%	1.8%	2.3%
Expected dividend yield	—%	—%	—%
Expected life (in years)	4.0	4.0	4.1
Expected volatility	83.8%	91.8%	91.3%
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
No options were exercised in 2011, 2010 or 2009. The weighted average fair value per share of options granted during the years ended December 31, 2011, 2010, and 2009 is $2.83, $4.37, and $3.22, respectively.
The fair value of the stock option and restricted stock awards is recognized as compensation expense on a straight-line basis over the vesting period, generally ranging from three to four years for stock options and up to five years for restricted stock.
A summary of non-vested restricted stock activity for the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2010	826,958	$7.85
Granted	507,901	4.18
Vested	(146,670)	8.37
Forfeited	(50,566)	4.86
Outstanding at December 31, 2011	1,137,623	$6.28
The total fair value, as of the vesting date, of restricted stock awards that vested during the years ended December 31, 2011, 2010, and 2009, was $633, $469, and $172, respectively.
As of December 31, 2011 there was $3,592 of total unrecognized compensation cost related to non-vested stock option and restricted stock awards outstanding under the plans. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Since December 2008, we have awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire on December 19, 2013. If the trailing 10 day average price of our common stock reaches the share price objective and the service retention period is satisfied, then the units will vest and the participant will be entitled to receive a cash payment for each unit that is equal to the share price objective. At December 31, 2011, all outstanding awards have a share price objective of $9.39 and a service retention period ending on the date upon which the trailing 10 day average price of our common stock reaches the share price objective. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.
There are 1,250,023 restricted stock units outstanding as of December 31, 2011. No restricted stock units were granted, forfeited, or became vested during the year ended December 31, 2011. The fair value of the restricted stock unit awards is estimated and adjusted each quarter using binomial pricing models. The fair value of the awards is recognized as compensation expense ratably over the derived service period. At December 31, 2011, the remaining duration of the derived service period is .15 years for all outstanding awards.
The following assumptions were used to determine the fair value of the outstanding restricted stock units as of December 31, 2011:

Risk-free interest rate	0.3%
Expected dividend yield	—%
Expected volatility	68.8%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at December 31, 2011. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant.

10.	COMMON STOCK AND EARNINGS PER SHARE
The company's restated certificate of incorporation includes authorization to issue up to 200 million shares of Common Stock with a $1.00 per share stated value. As of December 31, 2011, 60,614,741 shares of Common Stock had been issued.
Weighted average shares used in the computation of basic and diluted loss per common share are as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average shares used for basic loss per common share	54,934,549	51,115,516	48,302,027
Effect of dilutive stock options and restricted stock	—	—	—
Weighted average shares used for diluted loss per common share	54,934,549	51,115,516	48,302,027
All potentially dilutive securities are excluded from the calculation of diluted earnings per share as we have generated a net loss for the years ended December 31, 2011, 2010, and 2009.
The company's Board of Directors adopted a Stockholders' Rights Agreement (the "Rights Agreement") to protect against a possible limitation on the company's ability to utilize net operating loss carry forwards to offset future taxable earnings and to protect against hostile takeovers.
In connection with the adoption of the Rights Agreement, the Board of Directors declared a distribution of one right (a "Right") for each outstanding share of Common Stock, no par value, of the company (the "Common Stock") to the stockholders of record as of the close of business on August 3, 2009, and for each share of Common Stock issued by the company thereafter and prior to the distribution date. Each Right entitles the holder, subject to the terms of the Rights Agreement, to purchase from the company one one-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, no par value, at a purchase price of $20.00 per Unit, subject to adjustment.
Rights are triggered under the Rights Agreement if any person or group acquires beneficial ownership of the company's Common Stock in excess of 4.75%, with certain exceptions. Stockholders who owned 4.75% or more of the Common Stock at the time the Rights Agreement was adopted will not trigger the Rights under the Rights Agreement so long as they acquire no more than an additional 0.5% of the Common Stock, up to a maximum of 20%. In its discretion, the Board may exempt certain transactions and certain persons whose acquisition of Common Stock is determined by the Board not to jeopardize the company's net operating loss carry forwards and whose holdings following such acquisition will not equal or exceed 20% of the Company's outstanding Common Stock. The Rights and the Rights Agreement expire on July 30, 2012, unless terminated earlier or extended by the Board.

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
We recognized income tax benefit of $2,803, $8,894, and $67,793 for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. In all years, income tax benefit includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits. The income tax benefit in the year ended December 31, 2011 primarily resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets. The income tax benefit in the year ended December 31, 2010 was primarily driven by the utilization of additional net operating loss carry backs created from contributions to our pension plans. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years. The income tax benefit in the year ended December 31, 2009 was primarily driven by additional net operating losses and our ability to utilize remaining carry back capacity from previous tax years.
At December 31, 2011, the deferred tax assets attributable to federal net operating loss carry forwards were $69,906, state net operating loss carry forwards were $28,560, federal tax credit carry forwards were $2,726, and state tax credit carry forwards were $390. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

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

	Year Ended December 31,
	2011	2010	2009
Loss before income tax benefit:
United States operations	$39,598	$45,062	$168,429
Foreign operations	6,955	2,858	8,050
	$46,553	$47,920	$176,479

Income tax benefit is comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$103	$(5,031)	$(55,800)
State and local	(534)	(1,436)	(3,467)
Foreign	226	81	493
	(205)	(6,386)	(58,774)
Deferred	(2,598)	(2,508)	(9,019)
Income tax benefit	$(2,803)	$(8,894)	$(67,793)

The following table reconciles the differences between the United States federal corporate statutory rate and our effective income tax rate:

	Year Ended December 31,
	2011	2010	2009
Federal corporate statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	(3.8)%	(4.0)%	(9.2)%
Foreign rate differential	5.5%	1.3%	2.1%
Valuation allowance	27.3%	20.4%	5.3%
Other	—%	(1.3)%	(1.6)%
Effective income tax rate	(6.0)%	(18.6)%	(38.4)%

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets attributable to:
Expense accruals	$36,674	$48,716
Employee pension and other benefit plans	75,809	44,816
Property, plant, and equipment	—	933
Goodwill	3,027	3,638
Net operating loss and tax credit carry forward	101,582	77,076
Other	6,805	7,498
Total deferred tax assets	223,897	182,677

Deferred tax liabilities attributable to:
Intangible assets	(23,742)	(26,404)
Inventory costs capitalized	(1,828)	(2,325)
Property, plant, and equipment	(537)	—
Prepaid expenses	(2,160)	(2,495)
Total deferred tax liabilities	(28,267)	(31,224)

Valuation allowance	(216,205)	(174,630)
Net deferred tax liabilities	$(20,575)	$(23,177)
At December 31, 2011 and 2010, $1,245 and $63 of deferred tax liabilities are classified as current other accrued expenses, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Beginning balance - January 1	$6,754	$8,301	$10,297
Tax positions related to prior years
Additions	610	24	22
Reductions	(79)	(48)	(201)
Tax positions related to current year
Additions	27	32	151
Reductions	—	—	—
Settlements	(753)	(139)	—
Lapses in statute of limitations	(505)	(1,416)	(1,968)
Ending balance - December 31	$6,054	$6,754	$8,301
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, 2010, and 2009, the liability for unrecognized tax benefits included accrued interest of $2,451, $3,183, $3,227 and accrued penalties of $985, $1,011, and $968, respectively. We recognized interest expense of $321, $863, and $1,101 and penalty expense of $1, $43, and $163 related to unrecognized tax benefits in the statement of operations for the years ended December 31, 2011, 2010, and 2009, respectively. The total amount of unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the effective tax rate is $5,183. We believe that we have adequately accrued unrecognized tax benefits as of December 31, 2011 and it is reasonably possible that we will settle a significant share of the related tax positions in the next twelve months.
The undistributed cumulative earnings of foreign subsidiaries of $2,653 at December 31, 2011 are considered permanently reinvested outside the United States. It is impractical to determine the amount of federal income taxes payable if these earnings were repatriated.

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans, and various other non-current liabilities.

13.	COMPREHENSIVE LOSS
Comprehensive loss consists of the following:

	Year Ended December 31,
	2011	2010	2009
Net loss	$(43,750)	$(39,026)	$(108,686)
Other comprehensive income (loss):
Pension liability	(84,672)	(5,705)	4,330
Foreign currency translation	(1,506)	1,501	1,187
	(86,178)	(4,204)	5,517
Income tax expense (benefit)	—	—	—
Other comprehensive income (loss)	(86,178)	(4,204)	5,517
Total comprehensive loss	$(129,928)	$(43,230)	$(103,169)
The components of accumulated other comprehensive loss, presented net of tax, are as follows:

	December 31, 2011	December 31, 2010
Pension liability	$(202,817)	$(118,145)
Foreign currency translation	964	2,470
	$(201,853)	$(115,675)

14.	CONTINGENT LIABILITIES
We are involved, from time to time, in litigation and other legal proceedings incidental to our business. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition. However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accordance with management’s evaluation of the probable liability or outcome of such litigation or proceedings. Reasonably possible losses and amounts reserved for litigation and other legal proceedings are not material to our consolidated financial statements.
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
We offer limited warranties on certain products. In addition, we accept returns of defective product. Our accounting policy is to accrue an estimated liability for these warranties and returns at the time revenue is recognized. This estimate is based upon historical warranty costs and returns and is adjusted for any warranty or return issues known at period end. The warranty and returns reserve is included partially as a valuation allowance against accounts receivable and partially as an accrued expense. The following table summarizes reserve for warranty and returns activity for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Beginning balance - January 1	$4,508	$5,462	$10,662
Additions to reserves	6,053	8,192	10,777
Less deductions from reserves	6,809	9,146	15,977
Ending balance - December 31	$3,752	$4,508	$5,462

15.	LEASES
Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Year Ended December 31,
	2011	2010	2009
Rent expense	$52,771	$63,846	$77,956
Sublease income	(7,827)	(8,388)	(7,547)
Net rent expense	$44,944	$55,458	$70,409
Included in rent expense for 2011, 2010, and 2009 were closed store lease charges of $2,554, $2,426, and $7,537, respectively.
Annual minimum payments under operating leases are as follows:

Year	Minimum Lease Payments - Open Facilities	Minimum Lease Payments - Closed Stores	Total Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
2012	$36,747	$7,539	$44,286	$7,895	$36,391
2013	29,081	7,592	36,673	4,890	31,783
2014	23,570	6,999	30,569	3,404	27,165
2015	16,021	3,886	19,907	1,251	18,656
2016	11,529	1,402	12,931	375	12,556
thereafter	28,016	516	28,532	—	28,532
	$144,964	$27,934	$172,898	$17,815	$155,083
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of December 31, 2011, the total amounts remaining under lease guarantees were $7.2 million. Our estimate of probable future losses under these guaranteed leases is not material.

16.	OTHER INCOME, NET
Other income, net consists of the following for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Interest income	$799	$1,368	$1,982
Other, net	768	(1,104)	(433)
	$1,567	$264	$1,549

17.	CHANGE IN ESTIMATES
During 2010 we recorded changes in estimates related to certain international tax and trade compliance matters. As a result of favorable settlements and actions taken by the Company as well as other conditions during 2010, our estimate of the probable cost to resolve the matters decreased and we recognized a corresponding reduction in selling, general, and administrative expenses of $5,937.

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

18.	CORRECTION OF IMMATERIAL ERRORS
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

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year ended December 31, 2011:
Net sales	$255,537	$258,047	$296,225	$297,856
Gross profit	$58,802	$57,541	$73,420	$77,544
Net loss	$(9,496)	$(24,546)	$(6,649)	$(3,058)

Loss per common share - Diluted	$(0.17)	$(0.45)	$(0.12)	$(0.06)

Common stock price range:
High	$2.17	$4.45	$5.25	$5.29
Low	$0.97	$2.01	$4.01	$3.80

Year ended December 31, 2010:
Net sales	$276,093	$271,987	$289,463	$322,391
Gross profit	$50,079	$67,395	$74,391	$84,449
Net earnings (loss)	$(44,677)	$(2,094)	$4,248	$3,497

Earnings (loss) per common share - Diluted	$(0.82)	$(0.04)	$0.09	$0.07

Common stock price range:
High	$5.98	$6.13	$9.30	$7.15
Low	$4.37	$4.53	$5.22	$4.09

Earnings (loss) per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.
The closing market price of the Common Stock on December 30, 2011 was $1.23 per share.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Furniture Brands International, Inc.:
We have audited Furniture Brands International, Inc.'s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furniture Brands International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
St. Louis, Missouri
March 7, 2012

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on an evaluation of the Company's internal controls over financial reporting as of December 31, 2011, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K.
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (Directors, Executive Officers and Corporate Governance) is incorporated herein by reference from the information to be contained in our 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”). The 2012 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2011. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.
The Furniture Brands International, Inc. Code of Corporate Conduct is our code of ethics document applicable to all employees, including all officers and directors. The code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate and timely disclosure in SEC filings; and compliance with applicable laws and regulations. The full text of our code is published on our Investor Relations website at furniturebrands.com. We intend to disclose future amendments to certain provisions of our code, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation
The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2012 Proxy Statement. The 2012 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2011, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by this Item 12, not already provided under the “Equity Compensation Plan Information” set forth below, will be included in the 2012 Proxy Statement. The 2012 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2011, and such information is incorporated herein by reference.
Equity Compensation Plan Information

The following table sets forth aggregate information regarding the shares of common stock that may be issued under our compensation plans as of December 31, 2011, including our 1999 Long-Term Incentive Plan, 2005 Restricted Stock Plan for Outside Directors, 2008 Incentive Plan, 2010 Omnibus Incentive Plan and our 2010 Employee Stock Purchase Plan:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,927,049 (1)	$10.63	2,589,098 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,927,049 (1)	$10.63	2,589,098 (2)

(1)
Consists of 2,292,879 shares of common stock underlying outstanding options granted under our 1999 Long-Term Incentive Plan, our 2008 Incentive Plan and our 2010 Omnibus Incentive Plan, 604,770 shares underlying performance shares granted under our 2010 Omnibus Incentive Plan and 29,400 shares underlying restricted stock units granted under our 2005 Restricted Stock Plan for Outside Directors. The performance shares represent the maximum number of shares of common stock that may be issued upon the vesting of these performance shares if maximum three-year performance goals are achieved in 2012. The performance shares and restricted stock are disregarded for purposes of computing the weighted-average exercise price in column (B) above.

(2)	Consists of 1,130,107 shares available for grant under our 2010 Omnibus Incentive Plan and 1,458,991 shares available for grant under our 2010 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 (Certain Relationships and Related Transactions, and Director Independence) will be included in the 2012 Proxy Statement. The 2012 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2011, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 (Principal Accountant Fees and Services) will be included in the 2012 Proxy Statement. The 2012 Proxy Statement will be filed within 120 days after the close of the year ended December 31, 2011, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:
1.    Financial Statements:
Consolidated balance sheets, December 31, 2011 and 2010
Consolidated statements of operations for each of the years in the three-year period ended December 31, 2011
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2011
Consolidated statements of shareholders' equity and comprehensive loss for each of the years in the three-year period ended December 31, 2011
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules:
Valuation and qualifying accounts (Schedule II)
All other schedules are omitted as the required information is presented in the consolidated financial statements or related notes or are not applicable.
3.    Exhibits:
The exhibits listed in the accompanying exhibit index are filed or are incorporated by reference as part of this Form 10-K.

Schedule II
FURNITURE BRANDS INTERNATIONAL, INC.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowances deducted from receivables on balance sheet:
Year Ended December 31, 2011	$18,076	$9,805	$(17,468)	$10,413
Year Ended December 31, 2010	$26,225	$9,172	$(17,321)	$18,076
Year Ended December 31, 2009	$34,372	$23,712	$(31,859)	$26,225

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.

By: /s/ Ralph P. Scozzafava Ralph P. Scozzafava
Date: March 7, 2012	Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph P. Scozzafava Ralph P. Scozzafava	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer )	March 7, 2012

/s/ Steven G. Rolls Steven G. Rolls	Chief Financial Officer (Principal Financial Officer)	March 7, 2012

/s/ Richard R. Isaak Richard R. Isaak	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2012

/s/ Ira D. Kaplan Ira D. Kaplan	Director	March 7, 2012

/s/ Ann S. Lieff Ann S. Lieff	Director	March 7, 2012

/s/ Maureen A. McGuire Maureen A. McGuire	Director	March 7, 2012

/s/ Aubrey B. Patterson Aubrey B. Patterson	Director	March 7, 2012

/s/ George E. Ross, Ph.D. George E. Ross, Ph.D.	Director	March 7, 2012

/s/ Alan G. Schwartz Alan G. Schwartz	Director	March 7, 2012

/s/ James M. Zimmerman James M. Zimmerman	Director	March 7, 2012

EXHIBIT INDEX

		Filed
		with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-K	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 5, 2010		8-K	August 10, 2010	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of February 26, 2010, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	March 1, 2010	4.1
10.1*	1999 Long-Term Incentive Plan, as amended		S-8	September 27, 2002	4(f)
10.2*	Form of Stock Option Grant Letter		8-K	February 2, 2005	10(b)
10.3*	Form of Restricted Stock Grant Letter		8-K	February 11, 2005	10(c)
10.4*	2005 Long-Term Performance Bonus Plan		8-K	May 3, 2005	10(a)
10.5*	2008 Incentive Plan		S-8	December 19, 2008	4.1
10.6*	Form of Restricted Stock Unit Agreement under the 2008 Incentive Plan		8-K	December 22, 2008	10.1
10.7*	Form of Restricted Stock Award Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.4
10.8*	Form of Nonqualified Stock Option Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.5
10.9*	Form of Performance Based Restricted Stock Award Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.6
10.10*	2010 Omnibus Incentive Plan		S-8	May 6, 2010	4.1
10.11*	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.2
10.12*	Form of Restricted Stock Unit Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.3
10.13*	Form of Nonqualified Stock Option Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.4
10.14*	Form of Incentive Stock Option Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.5
10.15*	Form of Performance Share Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.6
10.16*	2010 Employee Stock Purchase Plan		S-8	May 6, 2010	4.2
10.17	Form of Indemnification Agreement between the Company and the Company's directors		10-Q	August 7, 2009	10.1
10.18*	Amended and Restated Restricted Stock Plan for Outside Directors, dated as of May 7, 2009		10-Q	August 7, 2009	10.2
10.19*	Amended and Restated Executive Employment Agreement dated February 4, 2010, between the Company and Ralph P. Scozzafava		8-K	February 10, 2010	10.1
10.20*	Form of Change of Control Agreement effective as of January 1, 2011		8-K	August 10, 2010	10.1

Filed
with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-K	Form	with the SEC	No.
10.21*	Executive Severance Plan effective July 1, 2010		8-K	March 1, 2010	10.1
10.22*	Form of Executive Short-Term Incentive Plan	X
10.23*	Form of Executive Long-Term Incentive Plan	X
10.24*	Deferred Compensation Plan, restated effective January 1, 2011		10-Q	November 5, 2010	10.5
10.25*	First Amendment to Deferred Compensation Plan, effective January 1, 2012	X
10.26*	Amended and Restated Credit Agreement dated April 27, 2011, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Thomasville Furniture Industries, Inc., and Maitland-Smith Furniture Industries, Inc., the Other Loan Parties named therein (collectively, the “Loan Parties”), the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”)		8-K	May 2, 2011	10.1
10.27	Amended and Restated Security Agreement dated April 27, 2011, by and among certain grantors listed on the signature pages thereto and JPMorgan		8-K	May 2, 2011	10.2
10.28	First Amendment dated November 3, 2011, to the Amended and Restated Credit Agreement dated April 27, 2011, by and among the Company, the Loan Parties, the Lender Parties thereto, and JPMorgan		10-Q	November 4, 2011	10.1
10.29	Registration Rights Agreement dated May 21, 2010, between the Company and Evercore Trust Company, N.A.		8-K	May 24, 2010	10.1
10.30	Registration Rights Agreement dated September 2, 2010, between the Company and Evercore Trust Company, N.A.		8-K	September 3, 2010	10.1
21.1	List of Subsidiaries of the Company	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X