Form 10-Q
period 2012-03-31
FURNITURE BRANDS INTERNATIONAL INC
filed 2012-05-07
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
December 31

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
56,373,057 shares as of April 28, 2012

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Laneventure, Maitland-Smith, and Creative Interiors, among others.

PART I

Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,418	$25,387
Receivables, less allowances of $11,152 ($10,413 at December 31, 2011)	131,142	107,974
Inventories	225,514	228,155
Prepaid expenses and other current assets	10,805	9,490
Total current assets	382,879	371,006
Property, plant, and equipment, net	114,822	115,803
Trade names	77,508	77,508
Other assets	47,330	50,179
Total assets	$622,539	$614,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,399	$85,603
Accrued employee compensation	15,024	15,161
Other accrued expenses	34,489	38,390
Total current liabilities	147,912	139,154
Long-term debt	77,000	77,000
Deferred income taxes	19,775	19,330
Pension liability	182,740	185,991
Other long-term liabilities	59,728	60,740
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at March 31, 2012 and December 31, 2011	60,615	60,615
Paid-in capital	184,451	202,471
Retained earnings	185,432	185,053
Accumulated other comprehensive loss	(199,738)	(201,853)
Treasury stock at cost 4,245,521 shares at March 31, 2012 and 5,071,125 shares at December 31, 2011	(95,376)	(114,005)
Total shareholders’ equity	135,384	132,281
Total liabilities and shareholders’ equity	$622,539	$614,496
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$287,258	$297,856
Cost of sales	215,816	220,312
Gross profit	71,442	77,544
Selling, general, and administrative expenses	70,007	79,598
Operating earnings (loss)	1,435	(2,054)
Interest expense	750	761
Other income, net	204	511
Earnings (loss) before income tax expense	889	(2,304)
Income tax expense	510	754
Net earnings (loss)	$379	$(3,058)
Net earnings (loss) per common share — basic and diluted:	$0.01	$(0.06)

Weighted average shares of common stock outstanding - Basic	55,031	54,818
Weighted average shares of common stock outstanding - Diluted	55,180	54,818
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net earnings (loss)	$379	$(3,058)
Other comprehensive income:
Pension liability	1,788	1,058
Foreign currency translation	327	742
Other comprehensive income, before tax	2,115	1,800
Income tax expense	—	—
Other comprehensive income, net of tax	2,115	1,800
Total comprehensive income (loss)	$2,494	$(1,258)
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$379	$(3,058)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	4,968	6,114
Compensation expense related to stock option grants and restricted stock awards	596	974
Other, net	226	(791)
Changes in operating assets and liabilities:
Accounts receivable	(23,167)	(9,120)
Inventories	2,641	(5,820)
Prepaid expenses and other assets	(1,300)	(2,515)
Accounts payable and other accrued expenses	8,934	10,663
Deferred income taxes	268	(6)
Other long-term liabilities	(2,139)	(1,452)
Net cash used in operating activities	(8,594)	(5,011)
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(1,440)	(8,340)
Proceeds from the disposal of assets	51	2,212
Net cash used in investing activities	(1,389)	(6,128)
Cash flows from financing activities:
Other	14	21
Net cash provided by financing activities	14	21
Net decrease in cash and cash equivalents	(9,969)	(11,118)
Cash and cash equivalents at beginning of period	25,387	51,964
Cash and cash equivalents at end of period	$15,418	$40,846
Supplemental disclosure:
Cash refunds for income taxes, net	$63	$606
Cash payments for interest expense	$823	$652
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands except per share data)
(unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements consist of the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three months ended March 31, 2012 are not necessarily indicative of the results which will occur for the full fiscal year ending December 29, 2012.
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
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended March 31,
	2012	2011
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$—	$195
Termination benefits	148	(94)
Closed store occupancy and lease costs	939	1,422
Gain on the sale of assets	—	(439)
	1,087	1,084
Impairment charges	23	502
	$1,110	$1,586

Statement of Operations classification:
Cost of sales	$—	$408
Selling, general, and administrative expenses	1,110	1,178
	$1,110	$1,586
Asset impairment charges were recorded to reduce the carrying value of idle facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $11,704 at March 31, 2012 and $13,553 at December 31, 2011. We own additional facilities that are being leased until they are sold with a book value of $3,300 at March 31, 2012 and recorded as assets in use within Property, Plant, and Equipment.

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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended March 31,
	2012	2011
Accrual for closed store lease liabilities at beginning of period	$17,110	$21,704
Charges to expense	204	307
Less cash payments	1,285	1,330
Accrual for closed store lease liabilities at end of period	$16,029	$20,681
At March 31, 2012, $5,068 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of March 31, 2012 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2011	$5,668
2012	7,592
2013	6,999
2014	3,886
2015	1,402
thereafter	516
$26,063
Activity in the accrual for termination benefits was as follows:

	Three Months Ended March 31,
	2012	2011
Accrual for termination benefits at beginning of period	$876	$4,950
Charges to expense	148	(94)
Less cash payments	276	775
Accrual for termination benefits at end of period	$748	$4,081
The accrual for termination benefits at March 31, 2012 is classified as accrued employee compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	March 31, 2012	December 31, 2011
Finished products	$127,702	$132,508
Work-in-process	16,721	15,585
Raw materials	81,091	80,062
	$225,514	$228,155

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	March 31, 2012	December 31, 2011
Land	$9,682	$8,861
Buildings and improvements	179,527	179,999
Machinery and equipment	192,796	194,055
	382,005	382,915
Less accumulated depreciation	267,183	267,112
	$114,822	$115,803
Depreciation expense was $3,869 and $4,874 for the three months ended March 31, 2012 and March 31, 2011, respectively.

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Asset-based loan	$77,000	$77,000
Less: current maturities	—	—
Long-term debt	$77,000	$77,000
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
The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. As of March 31, 2012, based on our February 25, 2012 financial position, we had $21,730 of availability to borrow under our ABL. We also had availability to borrow an additional $7,000 under our ABL at March 31, 2012 subject to the cash dominion and weekly reporting covenants of the agreement, for total availability to borrow of $28,730. We could have borrowed an additional $35,000 under our ABL if we had met the fixed charge coverage ratio at March 31, 2012, which we did not.
We intend to continue to manage our availability to remain above the $42,000 threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of March 31, 2012, loans outstanding were $77,000 with a weighted average interest rate of 3.35%.
Under the terms of the ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these covenants.

6.	LIQUIDITY
The primary items impacting our liquidity in the future are cash from operations, some of which include the effects of our cost reduction activities, our management of working capital, expiration or buyout of dark store leases, and pension funding requirements; and capital expenditures, acquisition of stores, sale of surplus assets, and borrowings or payments of debt.
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
At March 31, 2012, we had $15,418 of cash and cash equivalents, $77,000 of debt outstanding, and subject to certain provisions as described in Note 5 Long-Term Debt above, excess availability to borrow up to an additional $28,730 under the ABL or up to $21,730 without being subject to the cash dominion and weekly reporting covenants of the ABL agreement. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.

7.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Three Months Ended March 31,
	2012	2011
Defined benefit plans	$1,593	$790
Defined contribution plan (401k plan) — company match	706	1,679
Other	456	348
	$2,755	$2,817
The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended March 31,
	2012	2011
Interest Cost	$6,058	$6,388
Expected return on plan assets	(6,268)	(6,656)
Net amortization and deferral	1,803	1,058
Net periodic pension expense	$1,593	$790
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $165,393 at December 31, 2011, the measurement date. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the benefit of the act, our remaining funding requirements for 2012 under the Employee Retirement Income Security Act of 1974 (“ERISA”) are approximately $12,000 as of March 31, 2012.
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
We have outstanding stock options, restricted stock, and restricted stock units. For the three months ended March 31, 2012 and March 31, 2011, we recognized expense of $763 and $865 related to these awards, respectively.
A summary of stock option activity for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,292,879	$10.63
Granted	3,000	1.55
Exercised	—	—
Forfeited or expired	(224,949)	21.22
Outstanding at March 31, 2012	2,070,930	$9.46
The weighted average exercise price and the weighted average fair value per share for stock options granted during the three months ended March 31, 2012 was $1.55 and $0.93, respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.
A summary of non-vested restricted stock activity for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	1,137,623	$6.28
Granted	840,709	1.89
Vested	(9,166)	6.55
Forfeited	(28,000)	3.73
Outstanding at March 31, 2012	1,941,166	$4.41
Since December 2008, we have awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-based retention periods. The awards expire on December 19, 2013. If the trailing 10 day average price of our common stock reaches the share price objective and the service retention period is satisfied, then the units will vest and the participant will be entitled to receive a cash payment for each unit that is equal to the share price objective. At March 31, 2012, all outstanding awards have a share price objective of $9.39 and a service retention period through the date upon which the trailing 10 day average price of our common stock reaches the share price objective. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.
There are 1,250,023 restricted stock units outstanding as of March 31, 2012. No restricted stock units were granted, forfeited, or became vested during the three months ended March 31, 2012. The fair value of the restricted stock unit awards is estimated and adjusted each quarter using binomial pricing models. The fair value of the awards was recognized as compensation expense ratably over the derived service period which was completed in the first quarter of 2012.

9.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average shares used for basic earnings (loss) per common share	55,030,728	54,818,000
Effect of dilutive stock options and restricted stock	148,912	—
Weighted average shares used for diluted earnings (loss) per common share	55,179,640	54,818,000

Excluded from the computation of diluted earnings per common share for the three months ended March 31, 2012 were options to purchase 2,067,930 shares at an average price of $9.48 per share and 604,770 shares of restricted stock for which vesting is contingent upon certain performance conditions. The options have been excluded from the diluted earnings per share computation because the exercise price is lower than the market price as of March 31, 2012 and their inclusion would be antidilutive. The shares of restricted stock have been excluded from the diluted earnings per share calculation because the performance conditions would not have been met had the performance period ended on March 31, 2012.
For the the three months ended March 31, 2011, all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we generated a net loss for the period.

10.	INCOME TAXES
We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax audit examinations by tax authorities for years before 2004. The Internal Revenue Service (“IRS”) has commenced full or limited scope examinations of our United States income tax returns for subsequent years through 2009. The company and the IRS have not agreed upon certain issues which remain in the Appeals process. We also have several state examinations in progress.
We recognized income tax expense of $510 and $754 in the three months ended March 31, 2012 and March 31, 2011 , respectively. In both periods, income tax expense includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits.
At March 31, 2012, the deferred tax assets attributable to federal net operating loss carry forwards were $72,590, state net operating loss carry forwards were $28,766, federal tax credit carry forwards were $2,726, and state tax credit carry forwards were $389. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 31, 2012, the total amounts remaining under lease guarantees were $6,493. Our estimate of probable future losses under these guaranteed leases is not material.

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

Business Trends and Strategy
Sales decreased 3.6% in the first quarter of 2012 compared to the first quarter of 2011. Based on these comparative periods, sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on mid-priced offerings and sales of upholstery products generally outperformed sales of case goods.
We believe sales continue to be depressed as a result of continued weak but improving retail conditions in the residential furniture industry. We believe these weak retail conditions are primarily the result of continued weakness in the housing market, wavering consumer confidence and a number of other ongoing factors in the global economy that have negatively impacted consumers'

discretionary spending. These other ongoing factors include lower home values, prolonged foreclosure activity throughout the country, persistent high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have been taking significant steps, some of which we began before the initial downturn in the economy, and we continue to take actions to reduce costs, preserve cash, and drive profitable sales. These actions have resulted in reduced selling, general and administrative expenses, improvements in gross margin, and lower levels of debt.
We have made tough cost elimination decisions to enable us to invest in new products and effective marketing as we focus on top-line sales for the future. We have consolidated our domestic operations with the closing and selling of excess manufacturing, warehouse, and office properties. We have completed investments to expand our manufacturing facilities in Indonesia and develop a new facility in Mexico, both of which we expect will deliver components and finished product at a lower cost than would otherwise be possible. We have reduced our manufacturing costs through the implementation of lean manufacturing methods and through strategic sourcing relationships with suppliers that leverage the company's scale. Through these actions we have embraced a lean culture that we believe will allow us to compete better in the future. Our entire organization is focused on bringing the best products to the market, increasing top-line sales, fueling efficiency in all of our processes, and strengthening our financial position for the future.
In 2012, we are introducing more product launches driven by a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers and dealers with proven consumer research methodologies that are new to the furniture industry. Through this process we are focused on identifying the right consumer target for each brand and ensuring that each brand portfolio offers the correct balance of contemporary, updated-traditional, and traditional furniture styling. With an improved cost structure, we are also delivering more product introductions at lower price points.
While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$287.3	100.0%	$297.9	100.0%
Cost of sales	215.8	75.1	220.3	74.0
Gross profit	71.4	24.9	77.5	26.0
Selling, general, and administrative expenses	70.0	24.4	79.6	26.7
Operating earnings (loss)	1.4	0.5	(2.1)	(0.7)
Interest expense	0.8	0.3	0.8	0.3
Other income, net	0.2	0.1	0.5	0.2
Earnings (loss) before income tax expense	0.9	0.3	(2.3)	(0.8)
Income tax expense	0.5	0.2	0.8	0.3
Net earnings (loss)	$0.4	0.1%	$(3.1)	(1.0)%
Net earnings (loss) per common share — basic and diluted	$0.01		$(0.06)
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net sales for the three months ended March 31, 2012 were $287.3 million compared to $297.9 million in the three months ended March 31, 2011, a decrease of $10.6 million, or 3.6%. The decrease in net sales was primarily the result of continued weak retail conditions, resulting in lower sales volume.
Gross profit for the three months ended March 31, 2012 was $71.4 million compared to $77.5 million in the three months ended March 31, 2011. The decrease in gross profit is primarily attributable to new product rollout and discounts associated with the clearance of older inventory ($10.3 million), partially offset by lower employee compensation and benefits driven by prior restructuring activities ($5.2 million). Gross margin for the three months ended March 31, 2012 decreased to 24.9% compared to 26.0% in the three months ended March 31, 2011. Gross margin decreased for the same reasons as the decrease in gross profit, offset further by gross margin improvement at our company-owned retail locations in the first quarter of 2012.
Selling, general, and administrative expenses decreased to $70.0 million in the three months ended March 31, 2012 compared to $79.6 million in the three months ended March 31, 2011 primarily due to lower non-working marketing and sales expenses ($5.5 million) and lower employee compensation and benefits driven by prior restructuring activities ($4.6 million).
Income tax expense for the three months ended March 31, 2012 totaled $0.5 million compared to income tax expense of $0.8 million in the three months ended March 31, 2011. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards.
Net earnings (loss) per common share was $0.01 and ($0.06) for the three months ended March 31, 2012 and 2011, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.2 million for the three months ended March 31, 2012 and 54.8 million for the three months ended March 31, 2011.

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

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$27.5	$29.0	$8.0	$10.0
Cost of sales	15.7	17.6	5.0	6.7
Gross profit	11.8	11.4	3.0	3.3
Selling, general and administrative expenses — open stores	14.9	15.6	3.9	5.2
Operating loss — open stores (c)	(3.1)	(4.3)	(0.9)	(1.9)
Selling, general and administrative expenses — closed stores (d)	—	—	0.9	1.4
Operating loss (c)	$(3.1)	$(4.3)	$(1.8)	$(3.3)
Number of open stores and showrooms at end of period	48	47	16	18
Number of closed locations at end of period	—	—	23	27
Same-store-sales (e):
Percentage change	0%	17%	(f)	(f)
Number of stores	44	46
____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three months ended March 31, 2012 and 2011.

b)	This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”).

c)	Operating loss does not include our wholesale profit on the above retail net sales.

d)
Selling, general and administrative expenses — closed stores includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities. Closed stores have no net sales, cost of sales, or gross profit.

e)
The Thomasville same-store sales percentage is based on sales from stores that have been in operation and company-owned for at least 15 months, including any stores that had been opened for at least 15 months but were closed during the period.

f)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including six Drexel Heritage stores, one Henredon store, one Broyhill store, and eight designer showrooms at March 31, 2012; and other than designer showrooms, it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

In addition to the above company-owned stores, there were 62 and 64 Thomasville dealer-owned stores at March 31, 2012 and 2011, respectively.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at March 31, 2012 totaled $15.4 million, compared to $25.4 million at December 31, 2011. Net cash used by operating activities totaled $8.6 million in the three months ended March 31, 2012 compared with $5.0 million in the three months ended March 31, 2011. The decrease in cash flow from operations in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily driven by greater increases in accounts receivable due to higher sales later in the 2012 quarter, partially offset by more favorable reductions in inventory and improved earnings from operations. Net cash used in investing activities for the three months ended March 31, 2012 totaled $1.4 million compared with $6.1 million in the three months ended March 31, 2011. The decrease in cash used in investing activities is primarily the result of investments in our infrastructure in the first quarter of 2011 with greater additions to property, plant, equipment, and software. No significant cash was used in financing activities in the three months ended March 31, 2012 or the three months ended March 31, 2011. Working capital was $235.0 million at March 31, 2012, compared to $231.9 million at December 31, 2011. We are managing our working capital to maximize liquidity and minimize borrowings under the ABL. Our efforts include actions to manage inventories to meet current demand, reduce expenses and capital expenditures, and extend payments to third parties and others through negotiated new terms or delayed payments, including the deferral of $2.5 million of discretionary incentive payments for non-executives to April 2012.
The primary items impacting our liquidity in the future are cash from operations, some of which include the effects of our cost reduction activities, our management of working capital, expiration or buyout of dark store leases, and pension funding requirements; and capital expenditures, acquisition of stores, sale of surplus assets, and borrowings or payments of debt.
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
At March 31, 2012, we had $15.4 million of cash and cash equivalents and $77.0 million of debt outstanding, and subject to certain provisions as described in "Financing Arrangements" below, excess availability to borrow up to an additional $28.7 million under the ABL or up to $21.7 million without being subject to the cash dominion and weekly reporting covenants of the ABL agreement. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact to our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.
Financing Arrangements
Long-term debt consists of the following (in millions):

	June 30, 2011	December 31, 2011
Asset-based loan	$77.0	$77.0
Less: current maturities	—	—
Long-term debt	$77.0	$77.0
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
The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. As of March 31, 2012, based on our February 25, 2012 financial position, we had $21.7 million of availability to borrow under our ABL. We also had availability to borrow an additional $7.0 million under our ABL at March 31, 2012 subject to the cash dominion and weekly reporting covenants of the agreement, for total availability to borrow of $28.7 million. We could have borrowed an additional $35.0 million under our ABL if we had met the fixed charge coverage ratio at March 31, 2012, which we did not.
We intend to continue to manage our availability to remain above the $42.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 1/2%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of March 31, 2012, loans outstanding were $77.0 million with a weighted average interest rate of 3.35%.
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
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the benefit of the act, our remaining funding requirements for 2012 under the Employee Retirement Income Security Act of 1974 ("ERISA") are approximately $12 million as of March 31, 2012.
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
Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 31, 2012, the total amounts remaining under lease guarantees were $6.5 million. Our estimate of probable future losses under these guaranteed leases is not material.

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
We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.3 million annually. We have no derivative financial instruments at March 31, 2012.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

b)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
For a discussion of legal proceedings, refer to Part I, Note 12 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors
We describe the risk factors associated with our business below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company. You should carefully consider the risks described below in addition to all other information provided to you in this document, in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially and adversely affect our business, results of operations, and financial condition.
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
Business failures of large dealers, a group of customers or our own retail stores could result in a decrease in our future sales, earnings, and liquidity.
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
We continually review relationships with our wholesale customers to ensure each meets our standards. These standards cover, among others, creditworthiness, market penetration, sales growth, competitive improvements, and sound, ethical business practices. If customers do not meet our standards, we will consider discontinuing these business relationships. If we discontinue a relationship, there would likely be a decrease in near-term sales, earnings, and liquidity and possibly long-term sales, earnings and liquidity if we are unable to replace such customers.
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
Our availability to borrow is dependent on certain provisions of our debt agreement, including those described in Note 5 “Long-Term Debt” in Part I, Item 1 of this Form 10-Q. The breach of any of these provisions could result in a default under our debt agreement and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. In addition, an inability to generate sufficient future profits could have a significant adverse impact on our cash flow and liquidity and could cause us to not be in compliance with our debt agreement. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business. Also, our availability to borrow is dependent on our borrowing base calculations. Our borrowing base calculations are subject to periodic examinations by the financial institutions which could result in unfavorable adjustments to the borrowing base and our availability to borrow. Also, we maintain certain payment terms with our suppliers and vendors. If these payments terms decrease, it could adversely impact our liquidity and cash flow.
If we do not have sufficient cash reserves, cash flow from our operations, supplier or vendor payment terms, or borrowing capacity, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds or settle liabilities through issuances of equity or convertible securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2012 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.
Jan 2012: Jan 1, 2012 through Jan 28, 2012	—	$—	(2)	(2)
Feb 2012: Jan 29, 2012 through Feb 25, 2012	3,360	1.81	(2)	(2)
Mar 2012: Feb 26, 2012 through March 31, 2012	—	—	(2)	(2)
Total	3,360	$1.81
_______________________________

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended March 31, 2012.

Item 5. Other Information
None.

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

Furniture Brands International, Inc.

(Registrant)

By:	/s/ Steven G. Rolls
Steven G. Rolls
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
	Date:	May 7, 2012