Form 10-Q
period 2012-06-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2012-08-03
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
56,291,268 shares as of July 27, 2012

FURNITURE BRANDS INTERNATIONAL, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

June 30, 2012
December 31, 2011

Consolidated Statements of Operations:	4

Three and Six Months Ended June 30, 2012
Three and Six Months Ended June 30, 2011

Consolidated Statements of Comprehensive Loss:	5

Three and Six Months Ended June 30, 2012
Three and Six Months Ended June 30, 2011

Consolidated Statements of Cash Flows:	6

Six Months Ended June 30, 2012
Six Months Ended June 30, 2011

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 6. Exhibits	26
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Lane Venture, Maitland-Smith, La Barge, and Creative Interiors, among others.

PART I

Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,070	$25,387
Receivables, less allowances of $10,304 ($10,413 at December 31, 2011)	120,312	107,974
Inventories	249,037	228,155
Prepaid expenses and other current assets	10,560	9,490
Total current assets	398,979	371,006
Property, plant, and equipment, net	111,413	115,803
Trade names	77,508	77,508
Other assets	46,273	50,179
Total assets	$634,173	$614,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,412	$85,603
Accrued employee compensation	19,838	15,161
Other accrued expenses	34,315	38,390
Total current liabilities	169,565	139,154
Long-term debt	77,000	77,000
Deferred income taxes	19,954	19,330
Pension liability	179,074	185,991
Other long-term liabilities	58,235	60,740
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at June 30, 2012 and December 31, 2011	60,615	60,615
Paid-in capital	187,248	202,471
Retained earnings	178,662	185,053
Accumulated other comprehensive loss	(198,649)	(201,853)
Treasury stock at cost 4,336,351 shares at June 30, 2012 and 5,071,125 shares at December 31, 2011	(97,531)	(114,005)
Total shareholders’ equity	130,345	132,281
Total liabilities and shareholders’ equity	$634,173	$614,496
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$265,474	$296,225	$552,732	$594,081
Cost of sales	201,466	222,805	417,282	443,117
Gross profit	64,008	73,420	135,450	150,964
Selling, general, and administrative expenses	69,827	79,256	139,834	158,854
Operating loss	(5,819)	(5,836)	(4,384)	(7,890)
Interest expense	840	958	1,590	1,719
Other income, net	99	384	303	895
Loss before income tax expense	(6,560)	(6,410)	(5,671)	(8,714)
Income tax expense	210	239	720	993
Net loss	$(6,770)	$(6,649)	$(6,391)	$(9,707)
Net loss per common share — basic and diluted:	$(0.12)	$(0.12)	$(0.12)	$(0.18)

Weighted average shares of common stock outstanding - Basic	55,141	54,919	55,087	54,869
Weighted average shares of common stock outstanding - Diluted	55,141	54,919	55,087	54,869
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(6,770)	$(6,649)	$(6,391)	$(9,707)
Other comprehensive income (loss):
Pension liability	1,788	1,058	3,576	2,116
Foreign currency translation	(699)	514	(372)	1,256
Other comprehensive income, before tax	1,089	1,572	3,204	3,372
Income tax expense	—	—	—	—
Other comprehensive income, net of tax	1,089	1,572	3,204	3,372
Total comprehensive loss	$(5,681)	$(5,077)	$(3,187)	$(6,335)
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,391)	$(9,707)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	10,166	11,549
Compensation expense related to stock option grants and restricted stock awards	1,205	2,065
Other, net	142	75
Changes in operating assets and liabilities:
Accounts receivable	(12,620)	(9,040)
Income taxes receivable	283	518
Inventories	(20,882)	3,213
Prepaid expenses and other assets	(787)	(2,499)
Accounts payable and other accrued expenses	30,490	5,716
Deferred income taxes	544	250
Other long-term liabilities	(5,155)	(1,248)
Net cash provided (used) by operating activities	(3,005)	892
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(3,469)	(17,364)
Proceeds from the disposal of assets	114	2,264
Net cash used in investing activities	(3,355)	(15,100)
Cash flows from financing activities:
Payments for debt issuance costs	—	(2,433)
Other	43	31
Net cash provided (used) by financing activities	43	(2,402)
Net decrease in cash and cash equivalents	(6,317)	(16,610)
Cash and cash equivalents at beginning of period	25,387	51,964
Cash and cash equivalents at end of period	$19,070	$35,354
Supplemental disclosure:
Cash refunds for income taxes, net	$163	$263
Cash payments for interest expense	$1,643	$1,517
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands)
(unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"). The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These financial statements have been prepared on a condensed basis pursuant to the rules and regulations of the SEC, and accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements consist of the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results which will occur for the full fiscal year ending December 29, 2012.
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
We have been executing plans to improve our performance. These measures include consolidating and reconfiguring manufacturing facilities, warehouses, and processes to eliminate waste and improve efficiency, managing product inventory levels better to reflect consumer demand, transforming our transportation methods to be more cost effective, exiting unprofitable retail locations, limiting our credit exposure to weak retail partners, and discontinuing unprofitable lines of business and licensing arrangements. In addition, we have been executing plans to reduce our workforce and to centralize certain functions.
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$—	$620	$—	$815
Termination benefits	1,358	205	1,506	111
Closed store occupancy and lease costs	564	843	1,503	2,265
Gain on the sale of assets	—	—	—	(439)
	1,922	1,668	3,009	2,752
Impairment charges	454	600	477	1,102
	$2,376	$2,268	$3,486	$3,854

Statement of Operations classification:
Cost of sales	$—	$—	$—	$408
Selling, general, and administrative expenses	2,376	2,268	3,486	3,446
	$2,376	$2,268	$3,486	$3,854

Asset impairment charges were recorded to reduce the carrying value of idle facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $11,246 at June 30, 2012 and $13,553 at December 31, 2011. We own additional facilities that are being leased until they are sold with a book value of $3,300 at June 30, 2012 and recorded as assets in use within Property, Plant, and Equipment.
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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended June 30,
	2012	2011
Accrual for closed store lease liabilities at beginning of period	$16,029	$20,681
Charges (credit) to expense	(75)	(458)
Less cash payments	1,371	1,314
Accrual for closed store lease liabilities at end of period	$14,583	$18,909
At June 30, 2012, $4,798 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in Other Long-term Liabilities.
Remaining minimum payments under operating leases for closed stores as of June 30, 2012 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2012	$3,482
2013	6,986
2014	6,523
2015	3,886
2016	1,402
thereafter	516
$22,795
Activity in the accrual for termination benefits was as follows:

	Three Months Ended June 30,
	2012	2011
Accrual for termination benefits at beginning of period	$748	$4,081
Charges to expense	1,358	205
Less cash payments	444	1,448
Accrual for termination benefits at end of period	$1,662	$2,838
The accrual for termination benefits at June 30, 2012 is classified as Accrued Employee Compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	June 30, 2012	December 31, 2011
Finished products	$139,074	$132,508
Work-in-process	17,365	15,585
Raw materials	92,598	80,062
	$249,037	$228,155

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	June 30, 2012	December 31, 2011
Land	$9,682	$8,861
Buildings and improvements	179,498	179,999
Machinery and equipment	193,345	194,055
	382,525	382,915
Less accumulated depreciation	271,112	267,112
	$111,413	$115,803
Depreciation expense was $4,092 and $4,269 for the three months ended June 30, 2012 and June 30, 2011, respectively. Depreciation expense was $7,961 and $9,143 for the six months ended June 30, 2012 and June 30, 2011, respectively.

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Asset-based loan	$77,000	$77,000
Less: current maturities	—	—
Long-term debt	$77,000	$77,000
On April 27, 2011, we refinanced our revolving credit facility with a group of financial institutions. The amended and restated facility is a five-year asset based loan (the “ABL”) with commitments to lend up to $250,000. The ABL provides for the issuance of letters of credit and cash borrowings, is secured by our accounts receivable, inventory and cash, and is guaranteed by all of our domestic subsidiaries. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory.
The amount of the borrowing base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if total availability fell below various thresholds. If total availability falls below $42,000 we would be subject to cash dominion and weekly borrowing base reporting. If total availability falls below $35,000 we would also be subject to the fixed charge coverage ratio, which we currently do not meet.
The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. As of June 30, 2012, based on our May 26, 2012 financial position, we had $22,742 of availability to borrow under our ABL before we would have become subject to the cash dominion and weekly reporting covenants of the agreement. If we chose to be subject to the cash dominion and weekly reporting covenants, we would have also had availability to borrow an additional $7,000 under our ABL at June 30, 2012, for total availability to borrow of $29,742. We could have also borrowed an additional $35,000 under our ABL if we had met the fixed charge coverage ratio at June 30, 2012, which we did not.
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
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal

Funds Effective Rate plus 0.5%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of June 30, 2012, loans outstanding were $77,000 with a weighted average interest rate of 3.19%.
Under the terms of the ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these applicable covenants.

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
At June 30, 2012, we had $19,070 of cash and cash equivalents, $77,000 of debt outstanding, and subject to certain provisions as described in Note 5 Long-Term Debt above, excess availability to borrow up to an additional $29,742 under the ABL or up to $22,742 without being subject to the cash dominion and weekly reporting covenants of the ABL agreement. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.

7.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Defined benefit plans	$1,593	$790	$3,186	$1,580
Defined contribution plan (401k plan) — company match	723	1,595	1,429	3,274
Other	462	353	918	701
	$2,778	$2,738	$5,533	$5,555
The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Cost	$6,058	$6,388	12,116	12,776
Expected return on plan assets	(6,268)	(6,656)	(12,536)	(13,312)
Net amortization and deferral	1,803	1,058	3,606	2,116
Net periodic pension expense	$1,593	$790	$3,186	$1,580
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $165,393 at December 31, 2011, the measurement date. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the benefit of the Pension Relief Act, our remaining funding requirements for

2012 under the Employee Retirement Income Security Act of 1974 (“ERISA”) were approximately $9,000 as of June 30, 2012. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. We are currently assessing the extent to which MAP-21 will affect our remaining funding requirements for 2012 and future years under ERISA.
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

8.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares used for basic earnings (loss) per common share	55,141	54,919	55,087	54,869
Effect of dilutive stock options and restricted stock	—	—	—	—
Weighted average shares used for diluted earnings (loss) per common share	55,141	54,919	55,087	54,869

For the three and six months ended June 30, 2012 and June 30, 2011, all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we generated a net loss for the periods. For the periods ended June 30, 2012, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 1,917 shares at an average price of $9.47 per share and 1,575 shares of restricted stock. For the periods ended June 30, 2011, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 2,601 shares at an average price of $9.99 per share and 1,125 shares of restricted stock.

9.	INCOME TAXES
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
We recognized income tax expense of $210 and $239 in the three months ended June 30, 2012 and June 30, 2011, respectively. We recognized income tax expense of $720 and $993 in the six months ended June 30, 2012 and June 30, 2011, respectively. In all periods, income tax expense includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits.
At June 30, 2012, the deferred tax assets attributable to federal net operating loss carry forwards were $75,215, state net operating loss carry forwards were $29,373, federal tax credit carry forwards were $2,726, and state tax credit carry forwards were $389. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
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

10.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities includes the non-current portion of closed store lease liabilities, accrued workers compensation, accrued rent associated with leases with escalating payments, liabilities for unrecognized tax benefits, deferred compensation and long-term incentive plans, and various other non-current liabilities.

11.	CONTINGENT LIABILITIES
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 30, 2012, the total amounts remaining under lease guarantees were $5,789. Our estimate of probable future losses under these guaranteed leases is not material.

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
Overview
We are a world leader in designing, manufacturing, sourcing, and retailing home furnishings.  Furniture Brands markets products through a wide range of channels, including its own Thomasville retail stores and through interior designers, multi-line/independent retailers, and mass merchant stores.  Furniture Brands' portfolio includes some of the best known and most respected brands in the furniture industry, including Thomasville, Broyhill, Lane, Drexel Heritage, Henredon, Pearson, Hickory Chair, Lane Venture, Maitland-Smith, La Barge and Creative Interiors.
Through these brands, we offer (i) case goods, consisting of bedroom, dining room, and living room wood furniture, (ii) stationary upholstery products, consisting of sofas, loveseats, sectionals, and chairs, (iii) motion upholstered furniture, consisting of reclining upholstery and sleep sofas, (iv) occasional furniture, consisting of wood, metal and glass tables, accent pieces, home entertainment centers, and home office furniture, and (v) decorative accessories and accent pieces. Our brands are featured in nearly every price and product category in the residential furniture industry.
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

•	Lane focuses primarily on lower and mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.

•	Drexel Heritage markets both casegoods and upholstered furniture in categories ranging from mid- to premium-priced.

•	Henredon specializes in both wood furniture and upholstered products in the premium-price category.

•	Pearson offers finely tailored upholstered furniture in the premium-price category.

•	Hickory Chair manufactures premium-priced wood and upholstered furniture.

•	Lane Venture markets a premium-priced outdoor line of wicker, rattan, bamboo, exposed aluminum, and teak furniture, as well as casual indoor home furnishings.

•
Maitland-Smith designs and manufactures premium hand crafted, antique-inspired furniture, accessories, and lighting, utilizing a wide range of unique materials. Maitland-Smith markets under both the Maitland-Smith and LaBarge brand names.

Business Trends and Strategy
Sales decreased 10.4% in the second quarter of 2012 compared to the second quarter of 2011 and sales decreased 7.0% in the six months ended June 30, 2012 compared to the six months ended June 30, 2011; however, backlog increased at the end of the second quarter compared to a year ago, which will benefit sales in the second half of the year. Based on these comparative periods, sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on low and mid-priced offerings and sales of upholstery products generally outperformed sales of case goods.
We believe sales continue to be depressed as a result of continued weak but improving retail conditions in the residential furniture industry. We believe these weak retail conditions are primarily the result of sustained weakness in the housing market, wavering consumer confidence, and a number of other ongoing factors in the global economy that have negatively impacted consumers' discretionary spending. These other ongoing factors include lower home values, prolonged foreclosure activity throughout the country, persistent high levels of unemployment, and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales due to resulting weak levels of consumer confidence and reduced consumer spending.
We have been taking significant steps to improve earnings, some of which we began before the initial downturn in the economy, and we continue to take actions to reduce costs, preserve cash, and drive profitable sales. These actions have resulted in reduced selling, general and administrative expenses, improvements in gross margin, and lower levels of debt.
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
In 2012, we are introducing more product launches driven by a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers, and dealers with proven consumer research methodologies that are new to the furniture industry. Through this process we are focused on identifying the right consumer target for each brand and ensuring that each brand portfolio offers the correct balance of contemporary, updated-traditional, and traditional furniture styling. With an improved cost structure, we are also delivering more product introductions at lower price points.
While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$265.5	100.0%	$296.2	100.0%
Cost of sales	201.5	75.9	222.8	75.2
Gross profit	64.0	24.1	73.4	24.8
Selling, general, and administrative expenses	69.8	26.3	79.3	26.8
Operating loss	(5.8)	(2.2)	(5.8)	(2.0)
Interest expense	0.8	0.3	1.0	0.3
Other income, net	0.1	—	0.4	0.1
Loss before income tax expense	(6.6)	(2.5)	(6.4)	(2.2)
Income tax expense	0.2	0.1	0.2	0.1
Net loss	$(6.8)	(2.6)%	$(6.6)	(2.2)%
Net loss per common share — basic and diluted	$(0.12)		$(0.12)

	Six Months Ended June 30,
	2012		2011
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$552.7	100.0%	$594.1	100.0%
Cost of sales	417.3	75.5	443.1	74.6
Gross profit	135.5	24.5	151.0	25.4
Selling, general, and administrative expenses	139.8	25.3	158.9	26.7
Operating loss	(4.4)	(0.8)	(7.9)	(1.3)
Interest expense	1.6	0.3	1.7	0.3
Other income, net	0.3	0.1	0.9	0.2
Loss before income tax expense	(5.7)	(1.0)	(8.7)	(1.5)
Income tax expense	0.7	0.1	1.0	0.2
Net loss	$(6.4)	(1.2)%	$(9.7)	(1.6)%
Net loss per common share — basic and diluted	$(0.12)		$(0.18)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Net sales for the three months ended June 30, 2012 were $265.5 million compared to $296.2 million in the three months ended June 30, 2011, a decrease of $30.8 million, or 10.4%. The decrease in net sales was primarily the result of continued weak retail conditions resulting in lower sales, and additional clearance of older inventory and product that is being replaced.
Gross profit for the three months ended June 30, 2012 was $64.0 million compared to $73.4 million in the three months ended June 30, 2011. The decrease in gross profit was primarily due to the additional clearance of older inventory and product that is being replaced and the impact of lower sales ($11.1 million), and decreased margin on retail operations ($1.9 million), partially offset by lower employee compensation and benefits and other effects from prior restructuring activities ($3.7 million). Gross margin for the three months ended June 30, 2012 decreased to 24.1% compared to 24.8% in the three months ended June 30, 2011, primarily due to the additional clearance of older inventory and product that is being replaced, decreased retail margin and lower plant utilization, partially offset by lower expenses resulting from prior cost reduction activities.

Selling, general, and administrative expenses decreased to $69.8 million in the three months ended June 30, 2012 compared to $79.3 million in the three months ended June 30, 2011, primarily due to lower employee salaries, wages, and benefits and other effects from prior cost reduction activities ($5.2 million), lower advertising costs ($4.2 million), lower professional and legal expenses ($1.7 million), and lower commissions ($1.3 million), partially offset by an increase in incentive compensation ($3.2 million) driven by the reversal of accruals in the second quarter of 2011.
Income tax expense for the three months ended June 30, 2012 and June 30, 2011 was $0.2 million. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards.
Net loss per common share was $0.12 for both the three months ended June 30, 2012 and 2011, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.1 million for the three months ended June 30, 2012 and 54.9 million for the three months ended June 30, 2011.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net sales for the six months ended June 30, 2012 were $552.7 million compared to $594.1 million in the six months ended June 30, 2011, a decrease of $41.3 million or 7.0%. The decrease in net sales was primarily the result of continued weak retail conditions resulting in lower sales, and additional clearance of older inventory and product that is being replaced.
Gross profit for the six months ended June 30, 2012 was $135.5 million compared to $151.0 million in the six months ended June 30, 2011. The decrease in gross profit was primarily due to the additional clearance of older inventory and product that is being replaced and the impact of lower sales ($21.5 million) and decreased margin on retail operations ($1.8 million), partially offset by lower employee compensation and benefits and other effects from prior cost reduction activities ($10.1 million). Gross margin for the six months ended June 30, 2012 decreased to 24.5% compared to 25.4% in the six months ended June 30, 2011, primarily due to the additional clearance of older inventory and product that is being replaced and decreased retail margin, partially offset by lower expenses resulting from prior cost reduction activities.
Selling, general, and administrative expenses decreased to $139.8 million in the six months ended June 30, 2012 compared to $158.9 million in the six months ended June 30, 2011, primarily due to lower employee salaries, wages, and benefits and other effects from prior restructuring activities ($11.2 million), lower advertising costs ($7.9 million), and lower commissions ($3.0 million), partially offset by an increase in incentive compensation ($3.0 million) driven by the reversal of accruals in the second quarter of 2011.
Income tax expense for the six months ended June 30, 2012 totaled $0.7 million compared to income tax expense of $1.0 million in the six months ended June 30, 2011. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards.
Net loss per common share was $(0.12) and $(0.18) for the six months ended June 30, 2012 and 2011, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.1 million for the six months ended June 30, 2012 and 54.9 million for the six months ended June 30, 2011.

Retail Results of Operations
Based on the structure of our operations and management, as well as the similarity of the economic environment in which our significant operations compete, we have only one reportable segment. However, as a supplement to the information required in this Form 10-Q, we have summarized the following results of our company-owned Thomasville Home Furnishings Stores and all other company-owned retail locations:

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$25.6	$26.9	$8.6	$9.5
Cost of sales	15.1	15.5	5.7	5.7
Gross profit	10.4	11.4	3.0	3.8
Selling, general and administrative expenses — open stores	14.7	16.1	4.1	5.2
Operating loss — open stores (c)	4.3	4.7	(1.2)	(1.4)
Selling, general and administrative expenses — closed stores (d)	—	—	0.6	0.8
Operating loss - retail operations (c)	$4.3	$4.7	$(1.7)	$(2.2)
Number of open stores and showrooms at end of period	48	48	16	18
Number of closed locations at end of period	—	—	21	27
Same-store-sales (e):
Percentage increase/(decrease)	(7)%	8%	(f)	(f)
Number of stores	44	45

	Thomasville Stores (a)		All Other Retail Locations (b)
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Net sales	$53.0	$55.9	$16.7	$19.6
Cost of sales	30.8	33.1	10.7	12.4
Gross profit	22.2	22.7	6.0	7.2
Selling, general and administrative expenses — open stores	29.6	32.0	8.1	10.2
Operating loss — open stores (c)	(7.3)	(9.3)	(2.1)	(3.0)
Selling, general and administrative expenses — closed stores (d)	—	—	1.5	2.3
Operating loss - retail operations (c)	$(7.3)	$(9.3)	$(3.6)	$(5.3)
Same-store-sales (e):
Percentage increase/(decrease)	(4)%	12%	(f)	(f)
Number of stores	44	45

____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three or six months ended June 30, 2012 and 2011.

b)	This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”).

c)	Operating loss does not include our wholesale profit on the above retail net sales.

d)
Selling, general and administrative expenses — closed stores includes occupancy costs, lease termination costs, and costs associated with closed store lease liabilities. Closed stores have no net sales, cost of sales, or gross profit.

e)	The Thomasville same-store sales percentage is based on sales from stores that have been in operation and company-

owned for at least 15 months, including any stores that had been opened for at least 15 months but were closed during the period.

f)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including six Drexel Heritage stores, one Henredon store, one Broyhill store, and eight designer showrooms at June 30, 2012; and other than designer showrooms, it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

In addition to the above company-owned stores, there were 50 Thomasville dealer-owned stores at June 30, 2012.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at June 30, 2012 totaled $19.1 million, compared to $25.4 million at December 31, 2011. Net cash used by operating activities totaled $3.0 million in the six months ended June 30, 2012 compared with net cash provided by operating activities of $0.9 million in the six months ended June 30, 2011. The decrease in cash flow from operations in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily driven by greater increases in inventory to meet demand related to higher backlog at the end of the 2012 period, offset by increases in accounts payable. Net cash used in investing activities for the six months ended June 30, 2012 totaled $3.4 million compared with $15.1 million in the six months ended June 30, 2011. The decrease in cash used in investing activities is primarily the result of investments in our infrastructure in the first half of 2011 with greater additions to property, plant, equipment, and software. No significant cash was used in financing activities in the six months ended June 30, 2012 compared with $2.4 million of cash used in the six months ended June 30, 2011. The decrease in cash used in financing activities is primarily the result of cash payments associated with the refinancing of our credit facility in the first half of 2011. Working capital was $229.4 million at June 30, 2012 compared to $231.9 million at December 31, 2011. We continue to manage our working capital to maximize liquidity and minimize borrowings under the ABL. Our efforts include actions to manage inventories to meet current demand, reduce expenses and capital expenditures, and extend payments to third parties through delayed payments and in some cases, negotiated new terms. The increase in accounts payable since the beginning of 2012 is primarily due to delayed payments and increased inventory. We expect delayed payments to decrease in the future.
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
At June 30, 2012, we had $19.1 million of cash and cash equivalents and $77.0 million of debt outstanding, and subject to certain provisions as described in "Financing Arrangements" below, excess availability to borrow up to an additional $29.7 million under the ABL or up to $22.7 million without being subject to the cash dominion and weekly reporting covenants of the ABL agreement. The breach of any of these provisions could result in a default under the ABL and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreement for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL agreement.
Financing Arrangements
Long-term debt consists of the following (in millions):

	June 30, 2012	December 31, 2011
Asset-based loan	$77.0	$77.0
Less: current maturities	—	—
Long-term debt	$77.0	$77.0
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
The amount of the borrowing base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability. Certain covenants and restrictions, including cash dominion, weekly borrowing base reporting, and a fixed charge coverage ratio, would become effective if total availability fell below various thresholds. If total availability falls below $42.0 million, we would be subject to cash dominion and weekly borrowing base reporting. If total availability falls below $35.0 million, we would also be subject to the fixed charge coverage ratio, which we currently do not meet.
The borrowing base is reported on the 25th day of each month based on our financial position at the end of the previous month. As of June 30, 2012, based on our May 26, 2012 financial position, we had $22.7 million of availability to borrow under our ABL before we become subject to the cash dominion and weekly reporting covenants of the agreement. If we chose to be subject to the cash dominion and weekly reporting covenants, we would have also had availability to borrow an additional $7.0 million under our ABL at June 30, 2012, for total availability to borrow of $29.7 million. We could have also borrowed an additional $35.0 million under our ABL if we had met the fixed charge coverage ratio at June 30, 2012, which we did not.
We intend to continue to manage our availability to remain above the $42.0 million threshold, as we choose not to be subject to the cash dominion and weekly reporting covenants. Our borrowing base calculations are subject to periodic examinations by the financial institutions which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greatest of the prime rate, the Federal Funds Effective Rate plus 0.5%, and the adjusted LIBOR plus 1%) plus a margin ranging from 1.00% to 1.75% or (ii) LIBOR plus a margin ranging from 2.25% to 3.00%. These margins fluctuate with average availability. As of June 30, 2012, loans outstanding were $77.0 million with a weighted average interest rate of 3.19%.
Under the terms of the ABL, we are required to comply with certain operating covenants, the most significant of which have been described above. We are currently in compliance with all of these applicable covenants and expect to remain in compliance for the foreseeable future.
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
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. With the benefit of the Pension Relief Act, our remaining funding requirements for 2012 under the Employee Retirement Income Security Act of 1974 (“ERISA”) were approximately $9.0 million as of June 30, 2012. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. We are currently assessing the extent to which MAP-21 will affect our remaining funding requirements for 2012 and future years under ERISA.
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

Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 30, 2012, the total amounts remaining under lease guarantees were $5.8 million. Our estimate of probable future losses under these guaranteed leases is not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan and interest income on our cash equivalents. A 10% interest rate increase would result in additional interest expense of $0.2 million annually. We have no derivative financial instruments at June 30, 2012.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

b)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
For a discussion of legal proceedings, refer to Part I, Note 11 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.

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
Our funding obligations for our qualified pension plan depend on the performance of assets held in the pension plan, changes in the discount rate used to measure the benefit obligation, and changes in government regulations applicable to our pension plan. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $165.4 million at December 31, 2011. A decrease in the fair value of plan assets, or a decrease in interest rates with a corresponding decrease in the discount rate used to measure the benefit obligation could significantly increase our funding obligation. Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans and the discount rate used to measure the benefit obligation have fluctuated significantly. Further disruptions in the financial markets could adversely impact our funding obligations in the future. In addition, the federal government has passed pension funding relief legislation which extended the time over which plan deficits may be funded and changed the method for calculating the discount rate. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity.
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
Fluctuations in the price, availability, or quality of raw materials or sourced product could cause delays in production and product delivery, could increase the costs of materials, and could result in a decrease in our sales, earnings, and liquidity.
We use various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. We also source products from independent manufacturers. Our suppliers could choose to discontinue business with us or could change the terms under which they are willing to do business, such as price, minimum quantities, required lead times, or payment terms. Fluctuations in the price, availability, or quality of the raw materials we use in manufacturing or products we source could have a negative effect on our cost of sales and our ability to meet the demands of our customers. In the event of a significant disruption in our supply of raw materials or sourced product, we may not be able to locate alternative sources at an acceptable price or in a timely manner. Inability to meet the demands of our customers could result in the loss of future sales. In addition, if the price of raw materials increases we may not be able to pass along to our customers all or a portion of our higher costs due to competitive and market pressures, which could decrease our earnings and liquidity. Also, if payment terms with our suppliers and vendors decrease, it could adversely impact our liquidity and cash flow.
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

Item 6. Exhibits

Filed
with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-Q	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 5, 2010		8-K	August 10, 2010	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of June 18, 2012, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	June 19, 2012	4.1
10.1	2012-2013 Furniture Brands Drive For Results Incentive Plan		8-K	June 28, 2012	10.1
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.

(Registrant)

By:	/s/ Vance C. Johnston
Vance C. Johnston
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
	Date:	August 3, 2012