Form 10-Q
period 2012-09-29
FURNITURE BRANDS INTERNATIONAL INC
filed 2012-11-02
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
56,327,331 shares as of October 26, 2012

FURNITURE BRANDS INTERNATIONAL, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets:	3

September 29, 2012
December 31, 2011

Consolidated Statements of Operations:	4

Three and Nine Months Ended September 29, 2012
Three and Nine Months Ended September 30, 2011

Consolidated Statements of Comprehensive Loss:	5

Three and Nine Months Ended September 29, 2012
Three and Nine Months Ended September 30, 2011

Consolidated Statements of Cash Flows:	6

Nine Months Ended September 29, 2012
Nine Months Ended September 30, 2011

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 6. Exhibits	29
Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Lane Venture, Maitland-Smith, La Barge, and Creative Interiors, among others.

PART I

Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,512	$25,387
Receivables, less allowances of $10,795 ($10,413 at December 31, 2011)	120,282	107,974
Inventories	259,761	228,155
Prepaid expenses and other current assets	11,830	9,490
Total current assets	407,385	371,006
Property, plant, and equipment, net	106,742	115,803
Trade names	77,508	77,508
Other assets	53,945	50,179
Total assets	$645,580	$614,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,028	$85,603
Accrued employee compensation	17,080	15,161
Other accrued expenses	36,624	38,390
Total current liabilities	193,732	139,154
Long-term debt	83,335	77,000
Deferred income taxes	20,407	19,330
Pension liability	175,330	185,991
Other long-term liabilities	58,059	60,740
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at September 29, 2012 and December 31, 2011	60,615	60,615
Paid-in capital	187,456	202,471
Retained earnings	160,681	185,053
Accumulated other comprehensive loss	(196,856)	(201,853)
Treasury stock at cost 4,320,723 shares at September 29, 2012 and 5,071,125 shares at December 31, 2011	(97,179)	(114,005)
Total shareholders’ equity	114,717	132,281
Total liabilities and shareholders’ equity	$645,580	$614,496
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Net sales	$255,639	$258,047	$808,371	$852,128
Cost of sales	201,399	200,506	618,681	643,623
Gross profit	54,240	57,541	189,690	208,505
Selling, general, and administrative expenses	70,064	74,995	209,898	233,849
Impairment of trade names	—	9,000	—	9,000
Operating loss	(15,824)	(26,454)	(20,208)	(34,344)
Interest expense	1,798	862	3,388	2,581
Other income, net	38	23	341	918
Loss before income tax expense (benefit)	(17,584)	(27,293)	(23,255)	(36,007)
Income tax expense (benefit)	397	(2,747)	1,117	(1,754)
Net loss	$(17,981)	$(24,546)	$(24,372)	$(34,253)
Net loss per common share — basic and diluted:	$(0.33)	$(0.45)	$(0.44)	$(0.62)

Weighted average shares of common stock outstanding - Basic	55,212	54,990	55,128	54,909
Weighted average shares of common stock outstanding - Diluted	55,212	54,990	55,128	54,909
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Net loss	$(17,981)	$(24,546)	$(24,372)	$(34,253)
Other comprehensive income (loss):
Pension liability	1,788	1,058	5,364	3,174
Foreign currency translation	6	(1,118)	(366)	138
Other comprehensive income (loss), before tax	1,794	(60)	4,998	3,312
Income tax expense	—	—	—	—
Other comprehensive income (loss), net of tax	1,794	(60)	4,998	3,312
Total comprehensive loss	$(16,187)	$(24,606)	$(19,374)	$(30,941)
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(24,372)	$(34,253)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,754	16,726
Compensation expense related to stock option grants and restricted stock awards	1,740	1,832
Impairment of trade names	—	9,000
Other, net	1,867	(782)
Changes in operating assets and liabilities:
Accounts receivable	(12,712)	4,437
Income taxes receivable	405	482
Inventories	(31,606)	812
Prepaid expenses and other assets	(1,678)	754
Accounts payable and other accrued expenses	54,835	2,361
Deferred income taxes	819	(2,863)
Other long-term liabilities	(7,197)	(5,994)
Net cash used by operating activities	(3,145)	(7,488)
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(4,964)	(24,049)
Proceeds from the disposal of assets	197	3,119
Net cash used in investing activities	(4,767)	(20,930)
Cash flows from financing activities:
Payments of long-term debt	(77,000)	—
Payments for debt issuance costs	(8,366)	(2,423)
Proceeds from the issuance of the term loan	50,000	—
Proceeds from the issuance of long term debt	33,335	—
Other	68	68
Net cash used by financing activities	(1,963)	(2,355)
Net decrease in cash and cash equivalents	(9,875)	(30,773)
Cash and cash equivalents at beginning of period	25,387	51,964
Cash and cash equivalents at end of period	$15,512	$21,191
Supplemental disclosure:
Cash refunds for income taxes, net	$147	$340
Cash payments for interest expense	$2,691	$2,223
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands)
(unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"). The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These financial statements have been prepared on a condensed basis pursuant to the rules and regulations of the SEC, and accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements consist of the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three and nine months ended September 29, 2012 are not necessarily indicative of the results which will occur for the full fiscal year ending December 29, 2012.
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
The Company has been executing plans to improve its performance. These measures include consolidating and reconfiguring manufacturing facilities, warehouses, and processes to eliminate waste and improve efficiency, managing product inventory levels better to reflect consumer demand, transforming transportation methods to be more cost effective, exiting unprofitable retail locations, limiting credit exposure to weak retail partners, and discontinuing unprofitable lines of business and licensing arrangements. In addition, the Company has been executing plans to reduce our workforce and to centralize certain functions.
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$—	$669	$—	$1,484
Termination benefits	235	7,495	1,741	7,606
Closed store occupancy and lease costs	526	2,831	2,029	5,096
Gain on the sale of assets	—	(837)	—	(1,276)
	761	10,158	3,770	12,910
Impairment charges	696	—	1,173	1,102
	$1,457	$10,158	$4,943	$14,012

Statement of Operations classification:
Cost of sales	$85	$2,759	$(442)	$3,265
Selling, general, and administrative expenses	1,372	7,399	5,385	10,747
	$1,457	$10,158	$4,943	$14,012

Asset impairment charges were recorded to reduce the carrying value of idle facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $11,896 at September 29, 2012 and $13,553 at December 31, 2011.
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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended
	September 29, 2012	September 30, 2011
Accrual for closed store lease liabilities at beginning of period	$14,583	$18,909
Charges (credit) to expense	(49)	1,684
Less cash payments	1,714	2,065
Accrual for closed store lease liabilities at end of period	$12,820	$18,528
At September 29, 2012, $4,636 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in Other Long-term Liabilities.
Remaining minimum payments under operating leases for closed stores as of September 29, 2012 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2012	$1,664
2013	6,670
2014	6,206
2015	3,569
2016	1,085
thereafter	357
$19,551
Activity in the accrual for termination benefits was as follows:

	Three Months Ended
	September 29, 2012	September 30, 2011
Accrual for termination benefits at beginning of period	$1,662	$2,838
Charges to expense	235	7,495
Less cash payments	245	1,846
Accrual for termination benefits at end of period	$1,652	$8,487
The accrual for termination benefits at September 29, 2012 is classified as Accrued Employee Compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	September 29, 2012	December 31, 2011
Finished products	$149,569	$132,508
Work-in-process	18,611	15,585
Raw materials	91,581	80,062
	$259,761	$228,155

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	September 29, 2012	December 31, 2011
Land	$9,447	$8,861
Buildings and improvements	178,015	179,999
Machinery and equipment	192,774	194,055
	380,236	382,915
Less accumulated depreciation	273,494	267,112
	$106,742	$115,803
Depreciation expense was $3,698 and $4,069 for the three months ended September 29, 2012 and September 30, 2011, respectively. Depreciation expense was $11,659 and $13,212 for the nine months ended September 29, 2012 and September 30, 2011, respectively.

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
We deemed it necessary to test our trade names for impairment in the third quarter of 2011 primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $9,000 caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names was primarily caused by a decrease in sales and an increase in the discount rate used in our valuation calculations. Any future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, net sales streams, and a discount rate. Lower sales trends, decreases in projected net sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.

6.	LONG-TERM DEBT
Long-term debt consists of the following:

	September 29, 2012	December 31, 2011
Term Loan	$50,000	$—
Asset-based loan	33,335	77,000
Less: current maturities	—	—
Long-term debt	$83,335	$77,000

On September 25, 2012 (the "effective date"), the Company refinanced its existing asset-based credit facility (the "Old Credit Agreement") by entering into a new five-year asset based credit facility (the “ABL”) with a group of financial institutions and a new five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase the Company's borrowing availability. The new ABL is an asset-based revolving facility with a commitment of $200,000 subject to a borrowing base of eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow the Company to increase the ABL by up to $50,000 subject to securing additional commitments from the lenders. The Term Loan is a $50,000 secured facility. Capitalized fees incurred in the third quarter of 2012 for both of these facilities totaled $8,366.

On September 26, 2012, the Company borrowed funds under the ABL and Term Loan to pay in full the existing indebtedness in the amount of $77,000 owed by the Company pursuant to the terms of the Old Credit Agreement. The Old Credit Agreement was an asset-based revolving facility provided by a syndicate of financial institutions with a commitment of $250,000, subject to a borrowing base of eligible accounts receivable and inventory. Capitalized fees of $927 related to the Old Credit Agreement were written off and are reflected in interest expense in the current period.

Asset-Based Revolving Credit Facility
The ABL provides for the issuance of letters of credit and cash borrowings, and is secured by a first priority lien on the Company's accounts receivable, inventory, cash deposit and securities accounts and certain related assets (the “ABL Collateral”), and a second priority lien on the Term Loan priority collateral described below. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory, less a $25,000 availability block and certain reserves set forth in the ABL agreement (the “Borrowing Base”). The amount of the Borrowing Base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability (“Total Availability”). Certain covenants and restrictions, including cash dominion and weekly borrowing base reporting would become effective if Total Availability falls below various thresholds. Weekly borrowing base reporting is triggered if Total Availability is less than the greater of (i) $25,000 and (ii) 12.50% of the aggregate loan commitments. Cash Dominion is triggered if Total Availability is less than the greater of (i) 5.00% of the aggregate loan commitments and (ii) $10,000. We intend to manage our availability to remain above these thresholds, as we choose not to be subject to the cash dominion and weekly reporting covenants. The ABL contains certain negative covenants which limit or restrict the Company's ability to among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The ABL also includes customary representations and warranties of the Company, imposes on the Company certain affirmative covenants, and includes other typical provisions. The ABL does not contain any financial covenant tests.
The borrowing base is reported on the 25th day of each fiscal month based on the Company's financial position at the end of the previous month for the first six months following the effective date of the ABL, and on the 20th day of each fiscal month based on our financial position at the end of the previous month thereafter. As of September 29, 2012, based on our August 25, 2012 financial position, we had $94,200 of Total Availability to borrow under our ABL. Our borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings is 1.75% and for LIBOR borrowings is 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of September 29, 2012, loans outstanding were $33,335 with a weighted average interest rate of 5.00%.
Term Loan Facility
The Term Loan is guaranteed by all of the Company's material domestic subsidiaries and is secured by a first priority lien on substantially all of the Company's intellectual property, real estate, fixtures, furniture and equipment and capital stock of the Company's subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of September 29, 2012, the outstanding loan balance was $50,000 with a weighted average interest rate of 12.22%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
The Term Loan contains certain negative covenants which limit or restrict the Company's ability to from among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The Term Loan also includes customary representations and warranties of the Company, imposes on the Company certain affirmative covenants, and includes other typical provisions.
The Term Loan contains several limitations on the aggregate amount that may be borrowed under the ABL. If the outstanding principal amount of the Term Loan exceeds the Term Loan borrowing base calculation set forth in the Term Loan agreement, then an additional availability reserve in the amount of such excess must be taken against the Borrowing Base under the ABL, which will reduce the Total Availability under the ABL. In addition, beginning in December of 2013, an additional availability reserve, ranging from $5,000 to $15,000, can be taken against the ABL Borrowing Base and thus reduce the Total Availability under the ABL if the Company fails to meet certain EBITDA performance measures set forth in the Term Loan agreement.
Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. The Company was in compliance with all applicable ABL and Term Loan covenants as of September 29, 2012 and anticipates compliance with all covenants for the foreseeable future.

7.	LIQUIDITY
The primary items impacting our liquidity in the future are cash from operations (some of which include the effects of our cost reduction activities, our management of working capital, expiration or buyout of dark store leases, and pension funding requirements), capital expenditures, acquisition of stores, sale of surplus assets, and borrowings or payments of debt.
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
At September 29, 2012, we had $15,512 of cash and cash equivalents, $83,335 of debt outstanding, and subject to certain provisions as described in Note 6 Long-Term Debt above, Total Availability to borrow up to an additional $94,200 under the ABL. The breach of any of the provisions in the ABL or Term Loan could result in a default and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreements for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL and Term Loan agreements.

8.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Defined benefit plans	$1,593	$790	$4,779	$2,370
Defined contribution plan (401k plan) — company match	666	1,494	2,095	4,768
Other	472	363	1,390	1,064
	$2,731	$2,647	$8,264	$8,202
The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Interest Cost	$6,058	$6,388	$18,174	$19,164
Expected return on plan assets	(6,268)	(6,656)	(18,804)	(19,968)
Net amortization and deferral	1,803	1,058	5,409	3,174
Net periodic pension expense	$1,593	$790	$4,779	$2,370
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $165,393 at December 31, 2011, the measurement date. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, we have no ($0) remaining funding requirements for 2012 under the Employee Retirement Income Security Act of 1974 (“ERISA”) as of September 29, 2012.
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

9.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Weighted average shares used for basic earnings (loss) per common share	55,212	54,990	55,128	54,909
Effect of dilutive stock options and restricted stock	—	—	—	—
Weighted average shares used for diluted earnings (loss) per common share	55,212	54,990	55,128	54,909

For the three and nine months ended September 29, 2012 and September 30, 2011, all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we generated a net loss for the periods. For the period ended September 29, 2012, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 1,844 shares at an average price of $9.49 per share and 1,567 shares of restricted stock. For the period ended September 30, 2011, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 2,428 shares at an average price of $10.69 per share and 1,120 shares of restricted stock.

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
We recognized income tax expense of $397 and a benefit of $2,747 in the three months ended September 29, 2012 and September 30, 2011, respectively. We recognized income tax expense of $1,117 and a benefit of $1,754 in the nine months ended September 29, 2012 and September 30, 2011, respectively. In all periods, income tax expense includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits. The income tax benefit in the three and nine months ended September 30, 2011 resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets.
At September 29, 2012, the deferred tax assets attributable to federal net operating loss carry forwards were $79,098, state net operating loss carry forwards were $29,840, federal tax credit carry forwards were $2,726, and state tax credit carry forwards were $389. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of September 29, 2012, the total amounts remaining under lease guarantees were $4,045. Our estimate of probable future losses under these guaranteed leases is not material.

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

Business Trends and Strategy
Sales decreased 0.9% in the third quarter of 2012 compared to the third quarter of 2011 and sales decreased 5.1% in the nine months ended September 29, 2012 compared to the nine months ended September 30, 2011. However, backlog increased at the end of the third quarter compared to a year ago. The backlog should benefit sales in the fourth quarter and following fiscal year. Based on these comparative periods, sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on low and mid-priced offerings and sales of upholstery products generally outperformed sales of case goods.

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
We have been taking significant steps to improve earnings, some of which we began before the initial downturn in the economy, and we continue to take actions to reduce costs, preserve cash, and drive profitable sales. These actions have resulted in reduced selling, general and administrative expenses, improvements in gross margin, and lower levels of debt over the past few years.
We have made tough cost elimination decisions to enable us to invest in new products and effective marketing as we focus on top-line sales for the future. We have consolidated our domestic operations with the closing and selling of excess manufacturing, warehouse, and office properties. We have completed investments to expand our manufacturing facilities in Indonesia and develop a new facility in Mexico, both of which we expect will deliver components and finished product at a lower cost than would otherwise be possible. We have reduced our manufacturing costs through the implementation of lean manufacturing methods and through strategic sourcing relationships with suppliers that leverage our scale. Through these actions we have embraced a lean culture that we believe will allow us to compete better in the future. Our entire organization is focused on bringing the best products to the market, increasing top-line sales, fueling efficiency in all of our processes, and strengthening our financial position for the future.
In 2012, we introduced more product launches driven by a multi-stage product development process that blends the decades of experience of our designers, merchandisers, marketers, and dealers with proven consumer research methodologies that are new to the furniture industry. Through this process, we are focused on identifying the right consumer target for each brand and ensuring that each brand portfolio offers the correct balance of contemporary, updated-traditional, and traditional furniture styling. With an improved cost structure, we are also delivering more product introductions at lower price points.
While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and nine months ended September 29, 2012 and September 30, 2011:

	Three Months Ended
	September 29, 2012		September 30, 2011
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$255.6	100.0%	$258.0	100.0%
Cost of sales	201.4	78.8	200.5	77.7
Gross profit	54.2	21.2	57.5	22.3
Selling, general, and administrative expenses	70.1	27.4	75.0	—
Impairment of trade names	—	—	9.0	3.5
Operating loss	(15.8)	(6.2)	(26.5)	(10.3)
Interest expense	1.8	0.7	0.9	0.3
Other income, net	—	—	—	—
Loss before income tax expense (benefit)	(17.6)	(6.9)	(27.3)	(10.6)
Income tax expense (benefit)	0.4	0.2	(2.7)	(1.1)
Net loss	$(18.0)	(7.0)%	$(24.5)	(9.5)%
Net loss per common share — basic and diluted	$(0.33)		$(0.45)

	Nine Months Ended
	September 29, 2012		September 30, 2011
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$808.4	100.0%	$852.1	100.0%
Cost of sales	618.7	76.5	643.6	75.5
Gross profit	189.7	23.5	208.5	24.5
Selling, general, and administrative expenses	209.9	26.0	233.8	27.4
Impairment of trade names	—	—	9.0	1.1
Operating loss	(20.2)	(2.5)	(34.3)	(4.0)
Interest expense	3.4	0.4	2.6	0.3
Other income, net	0.3	—	0.9	0.1
Loss before income tax expense (benefit)	(23.3)	(2.9)	(36.0)	(4.2)
Income tax expense (benefit)	1.1	0.1	(1.8)	(0.2)
Net loss	$(24.4)	(3.0)%	$(34.3)	(4.0)%
Net loss per common share — basic and diluted	$(0.44)		$(0.62)

Three Months Ended September 29, 2012 Compared to Three Months Ended September 30, 2011
Net sales for the three months ended September 29, 2012 were $255.6 million compared to $258.0 million in the three months ended September 30, 2011, a decrease of $2.4 million, or 0.9%. The decrease in net sales was primarily the result of continued weak retail conditions and discounts, including continued clearance of older inventory and product that is being replaced.
Gross profit for the three months ended September 29, 2012 was $54.2 million compared to $57.5 million in the three months ended September 30, 2011. The decrease in gross profit was primarily due to a decrease in net sales driven by discounts, including the additional clearance of older inventory and product that is being replaced ($2.1 million), charges from inventory write-downs related to product rationalization ($1.9 million), and increased product write-downs ($1.6 million), partially offset by lower severance expense ($2.5 million). Gross margin for the three months ended September 29, 2012 decreased to 21.2% compared to

22.3% in the three months ended September 30, 2011, primarily due to discounts, including the additional clearance of older inventory, and product that is being replaced, charges from inventory write-downs related to product rationalization and increased product write-downs, partially offset by lower severance expense.
Selling, general, and administrative expenses decreased to $70.1 million in the three months ended September 29, 2012 compared to $75.0 million in the three months ended September 30, 2011, primarily due to lower employee salaries, wages, and benefits and other effects from prior cost reduction activities ($6.7 million), and decreased severance expense ($4.7 million), partially offset by an increase in accrued incentive compensation cost ($3.9 million) and higher environmental costs ($3.1 million).
Impairment of trade names of $9.0 million in the third quarter of 2011 was driven primarily by a decrease in sales and an increase in the discount rate used in our valuation calculations compared to the previous measurement date.
Income tax expense was $0.4 million in the three months ended September 29, 2012 compared to a benefit of $2.7 million in the three months ended September 30, 2011. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit recorded for the three months ended September 30, 2011 resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets.
Net loss per common share was $0.33 for the three months ended September 29, 2012 compared to net loss per common share of $0.45 for the three months ended September 30, 2011, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.2 million for the three months ended September 29, 2012 and 55.0 million for the three months ended September 30, 2011.
Nine Months Ended September 29, 2012 Compared to Nine Months Ended September 30, 2011
Net sales for the nine months ended September 29, 2012 were $808.4 million compared to $852.1 million in the nine months ended September 30, 2011, a decrease of $43.8 million or 5.1%. The decrease in net sales was primarily the result of continued weak retail conditions resulting in decreased sales and discounts, including the additional clearance of older inventory and product that is being replaced.
Gross profit for the nine months ended September 29, 2012 was $189.7 million compared to $208.5 million in the nine months ended September 30, 2011. The decrease in gross profit was primarily due to a decrease in net sales driven by discounts, including the additional clearance of older inventory and product that is being replaced ($27.8 million), charges from inventory write-downs related to product rationalization ($1.9 million) and increased freight expense ($2.5 million), partially offset by lower employee compensation and benefits and other effects from prior cost reduction activities ($10.1 million), and lower severance expense ($3.0 million). Gross margin for the nine months ended September 29, 2012 decreased to 23.5% compared to 24.5% in the nine months ended September 30, 2011, primarily due to discounts, including the additional clearance of older inventory and product that is being replaced and increased product write-downs, partially offset by lower employee compensation and benefits and other effects from prior cost reduction activities, and lower severance expense.
Selling, general, and administrative expenses decreased to $209.9 million in the nine months ended September 29, 2012 compared to $233.8 million in the nine months ended September 30, 2011, primarily due to lower employee salaries, wages, and benefits and other effects from prior restructuring activities ($20.4 million), lower advertising costs ($8.6 million), lower commissions ($3.4 million), and lower severance expense ($2.7 million), partially offset by an increase in accrued incentive compensation costs($7.0 million), higher pension expense ($2.8 million), and higher environmental costs ($2.9 million).
Impairment of trade names of $9.0 million in the third quarter of 2011 was driven primarily by a decrease in sales and an increase in the discount rate used in our valuation calculations during that period in the prior year.
Income tax expense for the nine months ended September 29, 2012 totaled $1.1 million compared to an income tax benefit of $1.8 million in the nine months ended September 30, 2011. Income tax expense in both periods reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit recorded for the nine months ended September 30, 2011 resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets.
Net loss per common share was $0.44 and $0.62 for the nine months ended September 29, 2012 and September 30, 2011, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.1 million for the nine months ended September 29, 2012 and 54.9 million for the nine months ended September 30, 2011.

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

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended
(Dollars in millions)	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Net sales	$24.9	$26.7	$8.7	$9.3
Cost of sales	14.5	15.2	5.5	6.2
Gross profit	10.4	11.4	3.2	3.0
Selling, general and administrative expenses — open stores	15.1	15.3	4.0	4.3
Operating loss — open stores (c)	(4.7)	(3.9)	(0.8)	(1.3)
Selling, general and administrative expenses — closed stores (d)	—	—	0.5	2.8
Operating loss - retail operations (c)	$(4.7)	$(3.9)	$(1.3)	$(4.1)
Number of open stores and showrooms at end of period	48	49	16	18
Number of closed locations at end of period	—	—	20	26
Same-store-sales (e):
Percentage increase/(decrease)	(4)%	5%	(f)	(f)
Number of stores	45	45

	Thomasville Stores (a)		All Other Retail Locations (b)
	Nine Months Ended
(Dollars in millions)	September 29, 2012	September 30, 2011	September 29, 2012	September 30, 2011
Net sales	$78.0	$82.5	$25.4	$28.8
Cost of sales	45.3	48.4	16.2	18.6
Gross profit	32.6	34.1	9.2	10.2
Selling, general and administrative expenses — open stores	44.7	47.3	12.1	14.5
Operating loss — open stores (c)	(12.1)	(13.2)	(2.9)	(4.3)
Selling, general and administrative expenses — closed stores (d)	—	—	1.9	5.1
Operating loss - retail operations (c)	$(12.1)	$(13.2)	$(4.8)	$(9.4)
Same-store-sales (e):
Percentage increase/(decrease)	(4)%	10%	(f)	(f)
Number of stores	45	48

____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three or nine months ended September 29, 2012 and September 30, 2011.

b)	This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”).

c)	Operating loss does not include our wholesale profit on the above retail net sales.

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

f)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including six Drexel Heritage stores, one Henredon store, one Broyhill store, and eight designer showrooms at September 29, 2012; and other than designer showrooms, it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

In addition to the above company-owned stores, there were 50 Thomasville dealer-owned stores at September 29, 2012.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at September 29, 2012 totaled $15.5 million, compared to $25.4 million at December 31, 2011. Net cash used by operating activities totaled $3.1 million in the nine months ended September 29, 2012 compared with net cash used by operating activities of $7.5 million in the nine months ended September 30, 2011. The increase in cash flow from operations in the nine months ended September 29, 2012 compared to the nine months ended September 30, 2011 was primarily driven by a lower net loss for the period and an increase in accounts payable, partially offset by a greater increase in inventory and an increase in accounts receivable. Net cash used in investing activities for the nine months ended September 29, 2012 totaled $4.8 million compared with $20.9 million in the nine months ended September 30, 2011. The decrease in cash used in investing activities is primarily the result of investments in our infrastructure in the first half of 2011 with greater additions to property, plant, equipment, and software. Cash used in financing activities in the nine months ended September 29, 2012 was $2.0 million compared with $2.4 million of cash used in the nine months ended September 30, 2011. Cash used in financing activities for the nine months ended September 29, 2012 included payments of debt of $77.0 million, and debt issuance costs of $8.4 million, partially offset by new borrowings of $50.0 million on our new term loan and $33.3 million against our new asset-based credit facility ("ABL"). Cash used in financing activities for the nine months ended September 30, 2011 is primarily related to debt issuance costs of $2.4 million associated with the refinancing of our credit facility in the first half of 2011. Working capital was $213.7 million at September 29, 2012 compared to $231.9 million at December 31, 2011. We continue to manage our working capital to maximize liquidity and minimize borrowings under our ABL. Our efforts include actions to manage inventories to meet current demand, reduce expenses and capital expenditures, and extend payments to third parties through delayed payments and in some cases, negotiated new terms. The increase in accounts payable since the beginning of 2012 is primarily due to delayed payments. We expect delayed payments to decrease in the future through operations, and as needed, through additional borrowings under our ABL.
The primary items impacting our liquidity in the future are cash from operations (some of which include the effects of our cost reduction activities, our management of working capital, expiration or buyout of dark store leases, and pension funding requirements), capital expenditures, acquisition of stores, sale of surplus assets, and borrowings or payments of debt.
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
At September 29, 2012, we had $15.5 million of cash and cash equivalents and $83.3 million of debt outstanding, and subject to certain provisions as described in "Financing Arrangements" below, Total Availability to borrow up to an additional $94.2 million under the ABL. The breach of any of the provisions in the ABL or term loan could result in a default and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of these agreements for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL and term loan agreements.

Financing Arrangements
Long-term debt consists of the following (in millions):

	September 29, 2012	December 31, 2011
Term Loan	$50.0	$—
Asset-based loan	33.3	77.0
Less: current maturities	—	—
Long-term debt	$83.3	$77.0

On September 25, 2012, we refinanced our existing asset-based credit facility (the “Old Credit Agreement”) by entering into a new five-year asset based credit facility (the “ABL”) with a group of financial institutions and a new five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase our borrowing availability. The new ABL is an asset-based revolving facility with a commitment of $200.0 million subject to a borrowing base of certain eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow us to increase the ABL by up to $50.0 million subject to securing additional commitments from the lenders. The Term Loan is a $50.0 million secured facility. Capitalized fees incurred in the third quarter of 2012 for both of these facilities totaled $8.4 million.

On September 26, 2012, we borrowed funds under the ABL and Term Loan to pay in full the existing indebtedness in the amount of $77.0 million owed by us under our Old Credit Agreement. The Old Credit Agreement was an asset-based revolving facility provided by a syndicate of financial institutions with a commitment of $250.0 million, subject to a borrowing base of eligible accounts receivable and inventory. Capitalized fees of $0.9 million related to the Old Credit Agreement were written off and are reflected in interest expense in the current period.

Asset-Based Revolving Credit Facility
The ABL provides for the issuance of letters of credit and cash borrowings, and is secured by a first priority lien on our accounts receivable, inventory, cash deposit and securities accounts and certain related assets (the “ABL Collateral”), and a second priority lien on the Term Loan priority collateral described below. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory, less a $25.0 million availability block and certain reserves set forth in the ABL agreement (the “Borrowing Base”). The amount of the Borrowing Base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability (“Total Availability”). Certain covenants and restrictions, including cash dominion and weekly borrowing base reporting would become effective if Total Availability falls below various thresholds. Weekly borrowing base reporting is triggered if Total Availability is less than the greater of (i) $25.0 million and (ii) 12.50% of the aggregate loan commitments. Cash Dominion is triggered if Total Availability is less than the greater of (i) 5.00% of the aggregate loan commitments and (ii) $10.0 million. We intend to manage our availability to remain above these thresholds, as we choose not to be subject to the cash dominion and weekly reporting covenants. The ABL contains certain negative covenants which limit or restrict our ability to among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The ABL also includes customary representations and warranties , imposes certain affirmative covenants on us, and includes other typical provisions. The ABL does not contain any financial covenant tests.
The borrowing base is reported on the 25th day of each fiscal month based on our financial position at the end of the previous month for the first six months following the effective date of the ABL, and on the 20th day of each fiscal month based on our financial position at the end of the previous month thereafter. As of September 29, 2012, based on our August 25, 2012 financial position, we had $94.2 million of Total Availability to borrow under our ABL. Our borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1.00%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings is 1.75% and for LIBOR borrowings is 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of September 29, 2012, loans outstanding were $33.3 million with a weighted average interest rate of 5.00%.

Term Loan Facility
The Term Loan is secured by a first priority lien on substantially all of our intellectual property, real estate, fixtures, furniture and equipment and capital stock of our subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of September 29, 2012, the outstanding loan balance was $50.0 million with a weighted average interest rate of 12.22%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
The Term Loan contains certain negative covenants which limit or restrict our ability to from among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The Term Loan also includes customary representations and warranties, imposes certain affirmative covenants on us, and includes other typical provisions.
The Term Loan contains several limitations on the aggregate amount that may be borrowed under the ABL. If the outstanding principal amount of the Term Loan exceeds the Term Loan borrowing base calculation set forth in the Term Loan agreement, then an additional availability reserve in the amount of such excess must be taken against the Borrowing Base under the ABL, which will reduce the Total Availability under the ABL. In addition, beginning in December of 2013, an additional availability reserve, ranging from $5.0 million to $15.0 million can be taken against the ABL Borrowing Base and thus reduce the Total Availability under the ABL if we fail to meet certain EBITDA performance measures set forth in the Term Loan agreement.
Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. We were in compliance with all applicable ABL and Term Loan covenants as of September 29, 2012 and anticipate compliance with all covenants for the foreseeable future.
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
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, we have no ($0) remaining pension funding requirements for 2012 under the Employee Retirement Income Security Act of 1974 as of September 29, 2012.
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

Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of September 29, 2012, the total amounts remaining under lease guarantees were $4.0 million. Our estimate of probable future losses under these guaranteed leases is not material.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan, term loan and interest income on our cash equivalents. A 10% increase on variable interest rates would result in additional interest expense of $0.1 million annually. We have no derivative financial instruments at September 29, 2012.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of September 29, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 29, 2012.

b)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our availability to borrow is dependent on certain provisions of our debt agreements, including those described in Note 6 “Long-Term Debt” in Part I, Item 1 of this Form 10-Q. The breach of any of these provisions could result in a default under our debt agreements and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business. Also, our availability to borrow is dependent on our borrowing base calculations. Our borrowing base calculations are subject to periodic examinations by the financial institutions which could result in unfavorable adjustments to the borrowing base and our availability to borrow. Also, we maintain certain payment terms with our suppliers and vendors. If these payments terms decrease, it could adversely impact our liquidity and cash flow.
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

Item 6. Exhibits

		Filed
		with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-Q	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of August 5, 2010		8-K	August 10, 2010	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of June 18, 2012, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	June 19, 2012	4.1
10.1	2012-2013 Furniture Brands Drive For Results Incentive Plan		8-K	June 28, 2012	10.1
10.2	Credit Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent.		8-K	September 27, 2012	10.1
10.3	Term Loan Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and Pathlight Capital LLC, as Administrative Agent.		8-K	September 27, 2012	10.2
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.

(Registrant)

By:	/s/ Vance C. Johnston
Vance C. Johnston
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
	Date:	November 2, 2012