Form 10-K
period 2012-12-29
FURNITURE BRANDS INTERNATIONAL INC
filed 2013-03-06
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).           ☐ Yes   ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $69,785,203.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
56,334,583 shares as of February 22, 2013
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 2, 2013 are incorporated by reference in Part III.

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Lane Venture, Maitland-Smith, La Barge, and Creative Interiors, among others.

Item 1. Business
Overview
We are a world leader in designing, manufacturing, sourcing, and retailing home furnishings.  Furniture Brands markets products through a wide range of channels, including its own Thomasville retail stores and through interior designers, multi-line/independent retailers, dealer owned stores and mass merchant stores.  Furniture Brands' portfolio includes some of the best known and most respected brands in the furniture industry, including Thomasville, Broyhill, Lane, Drexel Heritage, Henredon, Pearson, Hickory Chair, Lane Venture, Maitland-Smith, La Barge and Creative Interiors.
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
Each of our brands target specific customers in relation to style and price point.

•
Thomasville has both wood furniture and upholstered products in the mid- to upper-price ranges and also offers ready-to-assemble furniture under the Creative Interiors brand name, as well as case goods for the hospitality and contract markets.

•
Broyhill offers collections of mid-priced furniture, including both wood furniture and upholstered products, in a wide range of styles and product categories including bedroom, dining room, living room, occasional, home office, and home entertainment.

•	Lane focuses primarily on lower and mid-priced upholstered furniture, including motion and stationary furniture with an emphasis on home entertainment and family rooms.

•	Drexel Heritage markets both casegoods and upholstered furniture in categories ranging from mid- to premium-priced.

•	Henredon specializes in both wood furniture and upholstered products in the premium-price category.

•	Pearson offers finely tailored upholstered furniture in the premium-price category.

•	Hickory Chair manufactures premium-priced wood and upholstered furniture.

•	Lane Venture markets a premium-priced outdoor line of furniture, as well as casual indoor home furnishings.

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
Additionally, we have developed significant relationships and sales accounts with large national department stores and specialty stores. This distribution channel is an increasingly important part of our distribution base. We also continue to explore opportunities to expand international sales and to distribute through non-traditional channels. Trade showrooms are located in High Point, North Carolina; Chicago, Illinois; and Las Vegas, Nevada.
Manufacturing and Sourcing
We have a blended manufacturing strategy including a mix of domestic production, non-domestic production and products sourced from offshore. Our principal domestic production operations include eight upholstery facilities, two case goods facilities, one component manufacturing facility, and one multifunctional facility. These principal domestic facilities are located in North Carolina and Mississippi. We also operate manufacturing facilities in the Philippines, Indonesia and Mexico. These facilities total approximately 5.5 million square feet. For additional information on our principal properties, see Item 2 of this Form 10-K.
A portion of our products are being sourced from manufacturers located offshore, primarily in China, the Philippines, Indonesia, and Vietnam. We design and engineer these products, and then have them manufactured to our specifications by independent offshore manufacturers. We operate a sourcing group in Asia that has primary responsibility for quality control, sourcing of raw materials and finished goods, and logistics activities in Asia. We have informal strategic relationships with several of the larger foreign manufacturers whereby we have the ability to purchase, on a coordinated basis, a significant portion of the foreign manufacturers' capacity, subject to our quality control and delivery standards. During 2012, two of these manufacturers represented 13.0% and 10.3% of imported product and four other manufacturers represented in excess of 5% each. Each of these offshore manufacturers represent less than 5% of total product and material costs.
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
Marketing and Advertising
Our brands use multiple advertising techniques to increase consumer awareness of our brand names and motivate purchases of our products. These techniques include advertisements targeted to specific consumer segments through national and regional television as well as leading home furnishing and other popular magazines. In many instances, advertising is focused in major markets to create buying urgency around our products and specific sale events and to provide store location information. We also seek to increase consumer buying and strengthen relationships with retailers through cooperative advertising and selective promotional programs, and focus our marketing efforts on prime potential customers utilizing consumer segmentation data and customer comments from our websites and from each brand's toll-free telephone number. In addition, we have increased our brands' online presence through website enhancements and the increased use of online advertising and social media to promote our products and drive consumers to retail stores.
Management and Employees
As of December 29, 2012, we employed approximately 5,600 full-time employees in the United States and approximately 3,500 non-domestic employees. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good.
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

Competition
The residential furniture industry is highly competitive. Our products compete against domestic manufacturers, importers, and foreign manufacturers entering the United States market; as well as direct importing by retailers. Our competitors include home furnishings manufacturers and retailers, such as: La-Z-Boy Inc., Ethan Allen Interiors Inc., Ashley Furniture Industries Inc., Basset Furniture Industries Inc., Hooker Furniture Corporation, Stanley Furniture Company Inc., and many others. The elements of competition include price, style, quality, service, brand, and marketing.
Backlog
The combined backlog of our operating companies as of December 29, 2012 was approximately $147 million compared to approximately $153 million as of December 31, 2011. Backlog consists of orders believed to be firm for which a customer purchase order has been received. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
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
Executive Officers
The following table sets forth certain information with respect to our executive officers:

Name	Age	Position Held
Ralph P. Scozzafava	54	Chairman of the Board and Chief Executive Officer
Vance C. Johnston	43	Senior Vice President and Chief Financial Officer
Mary E. Sweetman	49	Senior Vice President, Human Resources
Meredith M. Graham	41	Senior Vice President, General Counsel and Corporate Secretary
Raymond J. Johnson	57	Senior Vice President, Global Supply Chain
Richard R. Isaak	45	Vice President, Controller, Treasurer, Investor Relations and Chief Accounting Officer
Mark A. Wiltshire	51	President-Special Markets
Mark E. Stephens	44	President-Broyhill Furniture Industries, Inc.
Edward D. Teplitz	51	President-Thomasville Furniture Industries, Inc.
Daniel R. Bradley	56	President-Furniture Brands Designer Group
Ralph P. Scozzafava has served as Chairman of the Board since May 2008 and as a director since June 2007. Since January 2008, Mr. Scozzafava has also served as Chief Executive Officer of our company, and from June 2007 to January 2008, he served as Vice Chairman and Chief Executive Officer - designate. Prior to joining our company, Mr. Scozzafava was employed at Wm. Wrigley Jr. Company since 2001, where he held several positions, most recently, serving as Vice President - Worldwide Commercial Operations from March 2006 to June 2007, and as Vice President & Managing Director - North America/Pacific from January 2004 to March 2006.
Vance C. Johnston has served as our Senior Vice President and Chief Financial Officer since May 2012. Prior to this, Mr. Johnston served as our Senior Vice President, Growth and Transformation from March 2010 until May 2012. Prior to joining us, Mr. Johnston was employed at Miami Jewish Health Systems from January 2009 to March 2010, most recently as their Chief Financial Officer, and as Vice President, Corporate Strategy at Royal Caribbean Cruises Ltd. from December 2005 to August 2008. Prior to this, Mr. Johnston held various positions in strategy and operations at OfficeMax Incorporated and Burger King.

Mary E. Sweetman has served as our Senior Vice President, Human Resources since January 2006. Prior to joining us, Ms. Sweetman was employed at Monsanto Company for over 14 years, most recently as Vice President of Human Resources, International from February 2005 to December 2006.
Meredith M. Graham has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2012. Prior to this, Ms. Graham served as Deputy General Counsel and Assistant Secretary of our company from November 2008 to May 2012. Prior to joining us, Ms. Graham was employed at SAVVIS, Inc. from November 2004 to November 2008, most recently serving as Vice President, Associate General Counsel and Assistant Secretary.
Raymond J. Johnson joined our company in February 2009 as our Senior Vice President, Global Supply Chain. Prior to joining our company, he was employed at Newell Rubbermaid, Inc. from November 2002 to February 2009, most recently as President, Global Manufacturing and Supply Chain from February 2005 to February 2009, and Group Vice President, Manufacturing from November 2003 to February 2005. Prior to this, Mr. Johnson was employed at Eaton Corporation, from 2001 to 2002; True Temper Sports, Inc. from 1999 to 2001; and Technimark, Inc. from 1998 to 1999. From 1983 to 1998, Mr. Johnson held a variety of positions with increasing responsibility at The Black and Decker Corporation, ending as the Vice President of North American Manufacturing.
Richard R. Isaak joined our company in April 2007 and has served as our Controller and Chief Accounting Officer from May 2007 until May 2012. Since May 2012, Mr. Isaak has served as our Vice President, Controller, Treasurer, Investor Relations and Chief Accounting Officer. Prior to joining our company, Mr. Isaak was employed at Panera Bread Company since March 2003, most recently, serving as Vice President, Controller, and Chief Accounting Officer from August 2004 to April 2007, and as Director of Accounting and Reporting prior to August 2004. Prior to joining Panera, Mr. Isaak was an auditor with Ernst & Young LLP.
Mark A. Wiltshire has served as our President of Special Markets since November 2011, and from June 2009 to November 2011, he served as President of our Canadian operations. Prior to joining our company, Mr. Wiltshire was with La-Z-Boy Incorporated for twelve years, most recently, as the President of La-Z-Boy's Retail Division North America, from November 2005 to October 2008. Prior to joining La-Z-Boy, Mr. Wiltshire worked for Cantrex Group.
Mark E. Stephens has served as President of Broyhill Furniture Industries, Inc., a subsidiary of our company, since January 2011. Prior to this, Mr. Stephens served as Broyhill's Vice President-Sales and Marketing from August 2008 to December 2010, and our Vice President- Customer Marketing and Category Management from October 2007 to July 2008. Prior to joining our company, Mr. Stephens was employed at Rollins, Inc. from April 2003 to October 2007, in various positions, most recently, as Assistant Division Vice President and Director-Business Development for Rollins' Midwest Division from January 2006 to his departure. Prior to this, Mr. Stephens held various marketing and sales positions at Nova Information Systems, Inc. and Campbell Soup Company.
Edward D. Teplitz has served as President of our subsidiary, Thomasville Furniture Industries, Inc., since October 2007. Mr. Teplitz previously also served as the President of Drexel Heritage Furniture Industries, one of our divisions, from October 2009 until January 2013. Prior to joining us, Mr. Teplitz served in various positions within Ethan Allen Interiors, Inc. for six years, most recently, as the Vice President, Retail Division, from May 2003 to 2005, and Executive Vice President of Ethan Allen Retail Inc. from 2005 to October 2007. Prior to this, Mr. Teplitz was an Ethan Allen licensee and was employed in the corporate finance department of E.F. Hutton & Company and FLIC (USA), Inc.
Daniel R. Bradley has served as President of our Furniture Brands Designer Group since November 2007. Prior to joining us, Mr. Bradley served as President and Chief Executive Officer of Ferguson, Copeland, LTD from May 2006 to October 2007, and as President of Baker Knapp & Tubbs from May 2002 to May 2006. From 1989 to 2002, Mr. Bradley held various positions with Henredon, including Vice President and General Manager Case-Goods Division.
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
Our funding obligations for our qualified pension plan depend on the performance of assets held in the pension plan, changes in the discount rate used to measure the benefit obligation, and changes in government regulations applicable to our pension plan. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $191.8 million at December 29, 2012. A decrease in the fair value of plan assets, or a decrease in interest rates with a corresponding decrease in the discount rate used to measure the benefit obligation could significantly increase our funding obligation. Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans and the discount rate used to measure the benefit obligation have fluctuated significantly. Further disruptions in the financial markets could adversely impact our funding obligations in the future. In addition, the federal government has passed pension funding relief legislation which extended the time over which plan deficits may be funded and changed the method for calculating the discount rate. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity.
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
Our failure to accurately estimate demand for our products could adversely affect our business and financial results.
We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly for new products.  If we materially underestimate demand for our products, we might not be able to satisfy demand on a short-term basis.  If we materially overestimate demand for our products, our inventory levels will be higher than necessary and we may need to discount our products to sell off the excess inventory.  Such issues with demand planning, could have a material adverse effect on our business and financial results, which would negatively impact our liquidity.
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
Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to incur bad debt expense, which would decrease earnings, as it has in past periods. Receivables collection can be significantly impacted by economic conditions. Therefore, deterioration in the economy, or a lack of economic recovery, could cause further business failures of our customers, which could in turn result in additional bad debt expense thereby lowering earnings and liquidity. These business failures can also cause loss of future sales. In addition, we are either prime tenant on or guarantor of many leases of company-branded stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we were to decide not to operate these stores, we would still be required to pay store occupancy costs, which would result in a reduction in our future sales, earnings and liquidity.
Inventory write-downs or write-offs could result in a decrease in our earnings.
Our inventory is valued at the lower of cost or market. However, future sales of inventory are dependent on economic conditions, among other things. In addition, our ability to forecast demand will impact whether inventory can be sold at the anticipated price point. Weak economic and retail conditions could cause us to reduce the selling price of our furniture in order for us to sell our product, which would result in a lowering of inventory values. In addition, if we materially overestimate demand for our products, our inventory levels will be higher than necessary and we may need to lower the cost of our products to sell off the excess inventory. Inventory write-downs could have a material adverse effect on our business and financial results, which would negatively impact our liquidity.
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
We use various types of wood, fabrics, leathers, glass, upholstered filling material, steel, and other raw materials in manufacturing furniture. We also source products from independent manufacturers. Our suppliers could choose to discontinue business with us or could change the terms under which they are willing to do business, such as price, minimum quantities, required lead times, or payment terms. Fluctuations in the price, availability, or quality of the raw materials we use in manufacturing or products we source could have a negative effect on our cost of sales and our ability to meet the demands of our customers. In the event of a significant disruption in our supply of raw materials or sourced product, we may not be able to locate alternative sources at an acceptable price or in a timely manner. Inability to meet the demands of our customers could result in the loss of future sales. In addition, if the price of raw materials increases we may not be able to pass along to our customers all or a portion of our higher costs due to competitive and market pressures, which could decrease our earnings and liquidity. Also, if payment terms with our suppliers and vendors shorten, it could adversely impact our liquidity.
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
We could be delisted from the New York Stock Exchange, which would have an impact on our stockholders' ability to sell their shares of stock.
There is no guarantee that an active trading market for our common stock will be maintained on the New York Stock Exchange. The New York Stock Exchange may delist our stock if we fail to meet its continued listing requirements, including its requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30-trading-day period.  On December 18, 2012, we received a notice from the New York Stock Exchange that the average price of our common stock had traded below a consecutive 30-trading-day average of $1.00 per share. As a result, we were required to bring our average closing price above $1.00 within the longer of six months from receipt of the notification or our next annual meeting of shareholders if a shareholders' action was proposed.  We were subsequently notified by the New York Stock Exchange that we regained compliance with this requirement on February 5, 2013.  However, there is no guarantee that we will not receive another notice from the New York Stock Exchange and that we will be able to regain compliance if we receive such notice. If we are unable to regain compliance, we may be delisted. If trading in our stock is less active, stockholders may not be able to sell their shares quickly or at the latest market price.
We may effect a reverse stock split to avoid our common stock being delisted from the New York Stock Exchange, which could be viewed negatively and could lead to a decrease in our overall market capitalization.
We may effect a reverse stock split in order to avoid being delisted from the New York Stock Exchange. However, while we expect that the resulting reduction in our outstanding shares of common stock will increase the market price of our common stock, we cannot be assured that the reverse stock split will increase the market price of our common stock by a multiple equal to the number of pre-split shares in the reverse split ratio, or result in any permanent increase in the market price. In some cases the stock price of companies that have effected reverse stock splits has subsequently declined. A reverse stock split is often viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization.
Loss of key personnel or the inability to hire qualified personnel could adversely affect our business.
Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to retain the appropriate level of personnel and to identify, hire, train, and retain highly qualified personnel. Competition for employees can be intense. We may not be able to attract or retain qualified personnel in the future, and our failure to do so could adversely affect our business.

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
We have in the past and may continue in the future to open new stores or purchase or otherwise assume operation of branded stores from independent dealers. Increased demands on our operational, managerial, and administrative resources could cause us to operate our business, including our existing and new stores, less effectively, which in turn could cause deterioration in our profitability. If we and our dealers are not able to identify and open new stores in desirable locations and operate stores profitably, including the growth of same store sales, it could adversely impact our ability to grow sales and our profitability and liquidity could be adversely affected.
We may not be able to comply with our financing arrangements or secure additional financing on favorable terms, or generate sufficient profit to meet our future operating and capital needs, which could have a significant adverse impact on our liquidity and our business.
Our availability to borrow is dependent on certain provisions of our debt agreements, including those described in Note 6 “Long-Term Debt” in Part II, Item 8 of this Form 10-K. The breach of any of these provisions could result in a default under our debt agreements and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact on our liquidity and our business. Also, our availability to borrow is dependent on our borrowing base calculations. Our borrowing base calculations are subject to periodic examinations by our lenders which could result in unfavorable adjustments to the borrowing base and our availability to borrow. We also intend to maintain our availability at levels which will not subject us to weekly borrowing base reporting or cash dominion. However, increases in our outstanding borrowings or decreases in the borrowing base, or a combination of both, may subject us to weekly borrowing base reporting and cash dominion requirements. In addition, if we do not obtain certain EBITDA targets for the year we would be subject to additional reserves against our revolving credit facility, reducing our availability. In addition, we maintain certain payment terms with our suppliers and vendors. In certain instances, we defer payments beyond the stated payment terms. If the payment terms with our suppliers and vendors decrease or if we are unable to continue to defer payments to certain suppliers, it could adversely impact our liquidity.

The Company incurred a net loss of $47.3 million and $43.8 million in 2012 and 2011, respectively and operations did not generate cash flows in both years. A continued trend of operating losses and lack of cash flow generation would have an adverse effect on our financial condition and liquidity. If we do not have sufficient cash reserves, cash flow from our operations, supplier or vendor payment terms, or borrowing capacity, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds or settle liabilities through issuances of equity or convertible securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations. We are currently in the process of implementing new systems to replace and/or consolidate our legacy systems. The timing of the implementation may be impacted by a variety of factors, including availability of funds. During the implementation and upgrade, we may be subject to certain risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of the internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new and different systems. Any information technology system disruptions, if not anticipated and appropriately mitigated, could have a negative impact on our sales and earnings.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

As of December 29, 2012, we own or lease the following principal plants, offices, and distribution centers:

Location	Type of Facility	Floor Space (Sq. ft.)	Owned or Leased	Lease Expiration Date
St. Louis, MO	Headquarters	53,467	Leased	2019
Saltillo, MS	Upholstery plant/distribution center	830,200	Owned
Tupelo, MS	Upholstery plant/distribution center	715,951	Owned
High Point, NC	Upholstery plant/distribution center	178,500	Owned
Lenoir, NC	Upholstery plant	395,000	Owned
Conover, NC	Upholstery plant	192,015	Owned
Mt. Airy, NC	Upholstery plant	102,500	Owned
Longview, NC	Upholstery plant	334,000	Leased	2015
Lenoir, NC	Case goods plant/distribution center	828,000	Owned
Thomasville, NC	Case goods plant	325,000	Owned
Hickory, NC	Case goods plant/upholstery plant/distribution center	519,011	Owned
High Point, NC	Component plant	187,162	Owned
Rutherfordton, NC	Distribution center	1,009,253	Owned
Thomasville, NC	Distribution center	731,000	Owned
Lenoir, NC	Distribution center	312,632	Owned
Lenoir, NC	Distribution center	502,420	Leased	2013
Wren, MS	Distribution center	494,813	Leased	2017
Lenoir, NC	Distribution center	205,964	Leased	2021
Verona, MS	Distribution center/offices	423,392	Owned
Thomasville, NC	Offices/showroom	256,000	Owned
High Point, NC	Offices/showroom	100,000	Owned
Cebu, Philippines	Case goods plant	480,338	Owned
Tambak Aji, Indonesia	Case goods plant/distribution center	381,978	Owned
Semarang, Indonesia	Case goods plant/distribution center	330,000	Owned
Merida, Mexico	Cut and sew plant	73,195	Leased	2013
Dongguan, China	Offices/Lab	10,764	Leased	2017
We believe our properties are generally well-maintained, suitable for our present operations and adequate for current production requirements. Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically in any one facility depending upon the product being manufactured, the degree of automation and the utilization of the labor force in the facility. In this context, we estimate the overall production capacity, in conjunction with our import capabilities, is sufficient to meet anticipated demand. We will continue to evaluate the condition and adequacy of our principal facilities going forward.
We have been executing plans to improve our performance. These measures include consolidating and reconfiguring manufacturing facilities and processes to eliminate waste and improve efficiency, as well as exiting unprofitable retail locations. This restructuring activity included the closing of two distribution centers, the closing of one upholstery plant, the relocation of one office and lab facility, the relocation of two showrooms, the relocation of two stores, and the termination of three leases for previously closed stores in 2012. In 2011, this restructuring activity included the closing of one manufacturing facility, the closing of one office, and the closing of eight retail stores, as well as the addition of a cut and sew facility and four new retail stores. In 2010, this restructuring activity included the closing of one manufacturing facility and four retail stores. In 2013, we expect to complete our purchase of the Merida, Mexico facility. Additionally, we announced the closure of our Mt. Airy, North Carolina facility in January 2013 and the facility was classified as held for sale at that time.
We own properties in addition to the above principal facilities, some of which are held for sale and some of which we are leasing until sold. As of December 29, 2012, properties held for sale had a net book value of $4.9 million. We estimate that the annual cost of facilities held for sale as of December 29, 2012 is approximately $1.1 million. The significant properties held for sale as of December 29, 2012 are summarized below:

Location	Property Description	Floor space (sq. ft.)
Appomattox, VA	Manufacturing Facility	829,800
Lenoir, NC	Offices	136,000
Allentown, PA	Warehouse	105,000
Conover, NC	Distribution	123,200
Conover, NC	Manufacturing Facility	192,015
Conover, NC	Distribution	159,000
We lease retail stores in addition to the above principal facilities, some of which are closed locations. We incur costs associated with these closed retail stores, including recurring occupancy costs, early contract termination settlements, and closed store lease liabilities representing the present value of the remaining lease rentals reduced by the current market rate for sublease rentals of similar properties. The liability for closed store lease costs is reviewed quarterly and adjusted, as necessary, to reflect changes in estimated sublease rentals. We estimate that lease and occupancy expense for our closed retail stores at December 29, 2012 will be approximately $5 to $6 million in 2013.

Item 3. Legal Proceedings
For a discussion of legal proceedings, refer to Note 13 “Contingent Liabilities” in Part II, Item 8 of this Form 10-K which is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

1)	Market Information
Shares of our common stock are traded on the New York Stock Exchange. The reported high and low sale prices for our common stock on the New York Stock Exchange are included in Note 17 “Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.
Holders
As of February 3, 2013, there were approximately 1,038 holders of record of common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
On October 31, 2008, our Board of Directors suspended payments of quarterly dividends. We do not intend to pay any cash dividends on our common stock for the forseeable future. In addition, our asset-based credit facility and our term loan facility contain restrictions on paying dividends.  Under these facilities, we must meet a fixed charge coverage ratio in order to pay any dividends, which ratio we currently do not meet.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.

Performance Graph
The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following an assumed investment of $100 in shares of Common Stock outstanding on December 31, 2007. The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of the Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Furniture Brands International, Inc., the S&P 500 Index, and the Dow Jones US Furnishings Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Furniture Brands International, Inc.
S&P 500
Dow Jones US Furnishings

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 29, 2012
Furniture Brands International, Inc.*	$100.00	$22.20	$54.85	$51.64	$12.36	$10.65
S&P 500*	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
Dow Jones US Furnishings*	$100.00	$52.16	$74.89	$98.15	$103.59	$116.82

2)	Repurchase of Equity Securities
During the quarter ended December 29, 2012, there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.
October 2012: September 30, 2012 through October 27, 2012	—	—	(2)	(2)
November 2012: October 28, 2012 through November 24, 2012	541	$1.35	(2)	(2)
December 2012: November 25, 2012 through December 29, 2012	4,336	$0.94	(2)	(2)

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended December 29, 2012.

Item 6. Selected Financial Data

	Fiscal Year Ended
	2012	2011	2010	2009	2008
	(in thousands except per share data)
Summary of operations (1)(2):
Net sales	$1,072,324	$1,107,664	$1,159,934	$1,224,370	$1,743,176
Gross profit	244,294	267,307	276,314	230,000	314,535
Selling, general, and administrative expenses	279,660	305,499	321,075	362,320	510,292
Interest expense	5,681	3,573	3,172	5,342	12,510
Loss from continuing operations before income tax benefit	(49,043)	(46,553)	(47,920)	(176,479)	(418,958)
Income tax benefit	(1,774)	(2,803)	(8,894)	(67,793)	(3,157)
Net loss from continuing operations	(47,269)	(43,750)	(39,026)	(108,686)	(415,801)
Net earnings from discontinued operations	—	—	—	—	29,920
Net loss	$(47,269)	$(43,750)	$(39,026)	$(108,686)	$(385,881)

Per share of common stock:
Net earnings (loss) — diluted:
Continuing operations	$(0.86)	$(0.80)	$(0.76)	$(2.25)	$(8.53)
Discontinued operations	—	—	—	—	0.61
Total	$(0.86)	$(0.80)	$(0.76)	$(2.25)	$(7.92)

Dividends per share	$—	$—	$—	$—	$0.12

Weighted average common shares outstanding— diluted	55,156	54,935	51,116	48,302	48,739

Other information (2):
Working capital (3)	$220,897	$231,852	$286,058	$326,952	$458,376
Property, plant, and equipment, net	$103,403	$115,803	$124,866	$134,352	$150,864
Capital expenditures	$7,600	$27,507	$21,930	$9,777	$18,977
Total assets	$618,441	$614,496	$676,413	$758,105	$999,518
Long-term debt	$105,000	$77,000	$77,000	$78,000	$160,000
Shareholders’ equity	$54,798	$132,281	$259,567	$262,791	$366,494

(1)
The Company's fiscal year ends on the Saturday closest to December 31. On November 3, 2011, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the Saturday closest to December 31 effective January 1, 2012. Therefore the 2012 fiscal year ended on December 29, 2012. Accordingly, the results of operations will periodically include a 53-week fiscal year. Additionally, the subsidiaries included in the consolidated financial statements have historically reported their results of operations as of the Saturday closest to December 31. Fiscal year 2008 was a 53-week fiscal year for our subsidiaries.

(2)	Results of operations for 2008 reflect the classification of Hickory Business Furniture (“HBF”) as a discontinued operation. HBF was sold in the first quarter of 2008.

(3)	Includes current portion of long term debt of $17.0 million in 2009 and $30.0 million in 2008.

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
Business Trends and Strategy
Sales decreased 3.2% in 2012 compared to 2011. Sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on mid-priced offerings and sales of upholstery products generally outperformed sales of case goods in 2012 compared to 2011.
We believe sales continue to be depressed as a result of continued weak but improving retail conditions in the residential furniture industry. We believe these weak retail conditions are primarily the result of sustained weakness in the housing market, wavering consumer confidence, and a number of other ongoing factors in the global economy that have negatively impacted consumers' discretionary spending. These factors are outside of our control, and have had a direct impact on our sales over the last several years. In 2012 we made improvements in our business to prepare the Company to benefit from economic recovery. For example, we created new updated and transitional product, expanded our distribution, and reduced costs.
We have been taking significant steps to improve earnings, some of which we began before the initial downturn in the economy, and we continue to take actions to reduce costs, preserve cash, and drive profitable sales. We have made numerous cost elimination decisions to enable us to invest in new products and effective marketing as we focus on top-line sales for the future. We have consolidated our domestic operations with the closing and selling of excess manufacturing, warehouse, and office properties. We have made investments to expand our manufacturing facilities in Indonesia and develop a new facility in Mexico, both of which we expect will deliver components and finished product at a lower cost than would otherwise be possible. We have reduced our manufacturing costs through the implementation of lean manufacturing methods and through strategic sourcing relationships with suppliers that leverage our scale. Through these actions we have embraced a lean culture that we believe will allow us to compete better in the future. Our entire organization is focused on bringing the best products to the market, increasing top-line sales, fueling efficiency in all of our processes, and strengthening our financial position for the future.
In 2012, we introduced more product launches driven by a multi-stage product development process that blended the decades of experience of our designers, merchandisers, marketers, and dealers with proven consumer research methodologies that are new to the furniture industry. Through this process we focused on identifying the right consumer target for each brand and ensured that each brand portfolio offered the correct balance of transitional, updated traditional and traditional furniture styling. In 2013 we will focus on driving distribution for our wholesale brands by leveraging competitively priced, desirable products, in an effort to increase floor space at existing dealers, penetrate new dealers and help us build a presence in new channels. We will also continue to refine our retail business by updating our accessories and in store visual displays, and further balancing our media mix in order to optimize advertising to increase traffic. Additionally, we will continue to ramp up our off-shore manufacturing and mixing facilities as these are critical to our strategy; enabling us to better control our product quality, reduce costs, better service our dealers and provide them with increased flexibility.
While we believe that these initiatives will positively impact our financial performance, and particularly benefit our sales performance as economic conditions improve, we remain cautious about future sales as we cannot predict how long the residential furniture retail environment will remain weak.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for 2012, 2011, and 2010:

		Fiscal Year Ended
		2012		2011		2010
			% of		% of		% of
(in millions, except per share data)		Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales
Net sales		$1,072.3	100.0%	$1,107.7	100.0%	$1,159.9	100.0%
Cost of sales		828.0	77.2	840.4	75.9	883.6	76.2
Gross profit		244.3	22.8	267.3	24.1	276.3	23.8
Selling, general, and administrative expenses		279.7	26.1	305.5	27.6	321.1	27.7
Impairment of assets, net of recoveries	`	8.7	0.8	6.4	0.6	0.3	—
Operating loss		(44.1)	(4.1)	(44.5)	(4.0)	(45.0)	(3.9)
Interest expense		5.7	0.5	3.6	0.3	3.2	0.3
Other income, net		0.7	0.1	1.6	0.2	0.3	—
Loss before income tax benefit		(49.0)	(4.6)	(46.6)	(4.2)	(47.9)	(4.1)
Income tax benefit		(1.8)	(0.2)	(2.8)	(0.3)	(8.9)	(0.8)
Net loss		$(47.3)	(4.4)%	$(43.8)	(3.9)%	$(39.0)	(3.4)%
Net loss per common share — basic and diluted		$(0.86)		$(0.80)		$(0.76)
Year Ended December 29, 2012 Compared to Year Ended December 31, 2011
Net sales for 2012 were $1,072.3 million compared to $1,107.7 million in 2011, a decrease of $35.3 million or 3.2%. The decrease in net sales was primarily the result of continued weak retail conditions resulting in decreased sales and higher discounts, including the additional clearance of older inventory and product that is being replaced. Supply chain disruptions early in 2012 also contributed to lower sales when compared to the prior year.
Gross profit for 2012 was $244.3 million compared to $267.3 million in 2011. The decrease in gross profit was primarily due to a decrease in net sales driven by higher discounts, including the additional clearance of older inventory and product that is being replaced, in addition to supply chain disruptions early in 2012 ($27.1 million), charges from inventory write-downs related to product rationalization ($1.9 million) and increased freight expense ($4.1 million), partially offset by lower employee compensation and benefits and other effects from prior cost reduction activities ($9.6 million), and lower severance expense ($2.0 million). Gross margin for 2012 as a percentage of sales decreased to 22.8% compared to 24.1% in 2011, primarily due to discounts, including the additional clearance of older inventory and product that is being replaced and increased product write-downs, partially offset by lower employee compensation and benefits and other effects from prior cost reduction activities, and lower severance expense.
Selling, general, and administrative expenses decreased to $279.7 million for 2012 compared to $305.5 million in 2011, primarily due to lower employee salaries, wages, and benefits and other effects from prior cost reduction activities ($22.3 million), lower advertising costs ($9.4 million), and lower professional and legal expenses ($5.4 million), partially offset by an increase in accrued incentive compensation costs ($7.3 million), higher environmental costs ($3.0 million), and higher bad debt expense ($2.1 million).
Asset impairments, net of recoveries increased to $8.7 million for 2012 compared to $6.4 million for 2011. The 2012 expense includes impairments to assets held for sale of $7.3 million driven by closed properties which had book values in excess of appraised fair market values. The 2012 expense also includes trade name impairments of $1.4 million, compared to trade name impairments of $9.0 million in 2011. The impairment charge in 2012 was primarily driven by a decrease in the sales projections used in our valuation calculations. In 2011, the impairment charge was driven primarily by a decrease in sales and an increase in the discount rate used in our valuation calculations. In 2011 the trade name impairments were offset by $2.6 million of gains related to assets held for sale.
Income tax benefit for 2012 totaled $1.8 million compared to $2.8 million in 2011. Income tax benefit in both years reflects the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards. The income tax benefit in 2012 primarily resulted from the reversal of a valuation allowance on state deferred tax assets. The income tax benefit in 2011 resulted primarily from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets.
Net loss per common share was $0.86 and $0.80 for 2012 and 2011, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.2 million for 2012 and 54.9 million in 2011.
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
Selling, general, and administrative expenses decreased to $305.5 million for 2011 compared to $321.1 million in 2010. The decrease in selling, general, and administrative expenses is primarily due to lower employee compensation and benefits ($14.8 million), partially offset by favorable settlements of certain international tax and trade compliance matters in 2010 that did not occur in 2011 ($4.4 million).
Asset impairments, net of recoveries increased to $6.4 million for 2011 compared to $0.3 million in 2010. This includes trade name impairments of $9.0 million in 2011 compared to trade name impairments of $1.1 million in 2010. The impairment charge was driven by a decrease in sales and an increase in the discount rate used in our valuation calculations. In 2010, the impairment charge was driven primarily by a decrease in the sales projections used in our valuation calculations. In 2011, the trade name impairments were offset by $2.6 million of gains related to assets held for sale. In 2010, the trade name impairments were offset by $0.8 million of gains related to assets held for sale.
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

	Thomasville Stores (a)		All Other Retail Locations (b)
	Fiscal Year Ended		Fiscal Year Ended
(Dollars in millions)	2012	2011	2012	2011
Net sales	$105.5	$108.5	$33.7	$37.4
Cost of sales	61.7	63.2	21.4	24.3
Gross profit	43.8	45.3	12.3	13.1
Selling, general and administrative expenses — open stores	60.1	62.6	16.3	18.3
Operating loss — open stores (c)	$(16.3)	$(17.3)	$(4.0)	$(5.2)
Selling, general and administrative expenses — closed stores (d)	—	—	3.0	7.4
Operating loss - retail operations (c)	$(16.3)	$(17.3)	$(7.0)	$(12.6)

Number of open stores and showrooms at end of period	48	48	16	16
Number of closed locations at end of period	—	—	20	23

Same-store-sales (e):
Percentage increase/(decrease)	(2)%	6%	(f)	(f)
Number of stores	45	48
____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the year.

b)	This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”).

c)	Operating loss does not include our wholesale profit on the above retail net sales.

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

f)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including six Drexel Heritage stores, one Henredon store, one Broyhill store, and eight designer showrooms at December 29, 2012; and it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

In addition to the above company-owned stores, there were 50 Thomasville dealer-owned stores at December 29, 2012.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at December 29, 2012 totaled $11.9 million, compared to $25.4 million at December 31, 2011. Net cash used by operating activities totaled $29.3 million in 2012 compared with net cash used by operating activities of $6.2 million in 2011. The decrease in cash flow from operations was primarily driven by an increase in inventory and accounts receivable, increased pension funding and by a higher net loss for the period, partially offset by an increase in accounts payable. Net cash used in investing activities for 2012 totaled $3.8 million compared with $18.0 million in 2011. The decrease in cash used in investing activities is primarily the result of investments in our infrastructure in the first half of 2011 with greater additions to property, plant, equipment, and software. Net cash provided by financing activities totaled $19.6 million in 2012 compared to cash used of $2.4 million in 2011. Cash provided from financing activities for 2012 included new borrowings of $50.0 million on our new term loan and $55.0 million against our new asset-based credit facility ("ABL") in order to fund operations and working capital, partially offset by payments of debt of $77.0 million on our old asset-based credit facility, and debt issuance costs of $8.5 million. Cash used in financing activities for 2011 is primarily related to debt issuance costs of $2.5 million associated with the refinancing of our credit facility in the first half of 2011. Working capital was $220.9 million at December 29, 2012, compared to $231.9 million at December 31, 2011. We continue to manage our working capital to maximize liquidity and minimize borrowings under our ABL. However, as noted above, our total debt increased by $28.0 million during 2012. These additional borrowings are comprised of $8.5 million of borrowings related to debt issuance costs and an additional $19.5 million, which we borrowed to fund operations and working capital. Our efforts to maximize liquidity and reduce borrowing include actions to manage inventories to meet current demand, reduce expenses and capital expenditures, and extend payments to third parties through delayed payments and in some cases, negotiated new terms. The increase in accounts payable since the beginning of 2012 is primarily due to delayed payments. We expect delayed payments to decrease in the future through cash from operations, and as needed, additional borrowings under our ABL.
The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, sale of surplus assets, borrowings or payments of debt and availability under our ABL (see the Financing Arrangements section below for details on our ABL). We believe our liquidity will be sufficient to support our operations for the foreseeable future. However, if we do not have sufficient cash reserves or sufficient cash flow from our operations or if our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business could suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity.
At December 29, 2012, we had $11.9 million of cash and cash equivalents and $105.0 million of debt outstanding, and subject to certain provisions as described in "Financing Arrangements" below, Total Availability to borrow up to an additional $75.4 million under the ABL. The breach of any of the provisions in the ABL or term loan could result in a default and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of these agreements for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL and term loan agreements.
Financing Arrangements
Long-term debt consists of the following (in millions):

	December 29, 2012	December 31, 2011
Term loan	$50,000	$—
Asset-based loan	55,000	77,000
Less: current maturities	—	—
Long-term debt	$105,000	$77,000

On September 25, 2012 (the "effective date"), we refinanced our asset-based credit facility (the "Prior Credit Agreement") by entering into a new five-year asset based credit facility (the “ABL”) with a group of financial institutions and a new five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase our borrowing availability. The new ABL is an asset-based revolving facility with a commitment of $200.0 million subject to a borrowing base of eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow us to increase the ABL by up to $50.0 million subject to securing additional commitments from the lenders. The Term Loan is a $50.0 million secured facility. Capitalized fees incurred in the third quarter of 2012 for both of these facilities totaled $8.5 million.

On September 26, 2012, we borrowed funds under the ABL and Term Loan to pay in full the existing indebtedness in the amount of $77.0 million owed by us under our Prior Credit Agreement. The Prior Credit Agreement was an asset-based revolving facility provided by a syndicate of financial institutions with a commitment of $250.0 million, subject to a borrowing base of eligible accounts receivable and inventory. Capitalized fees of $0.9 million related to the Prior Credit Agreement were written off and are reflected in interest expense in the current period.

Asset-Based Revolving Credit Facility

The ABL provides for the issuance of letters of credit and cash borrowings, and is secured by a first priority lien on our accounts receivable, inventory, cash deposit and securities accounts and certain related assets (the “ABL Collateral”), and a second priority lien on the Term Loan priority collateral described below. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory, less a $25.0 million availability block and certain reserves set forth in the ABL agreement (the “Borrowing Base”). The amount of the Borrowing Base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability (“Total Availability”). Certain covenants and restrictions, including cash dominion and weekly borrowing base reporting would become effective if Total Availability falls below various thresholds. Weekly borrowing base reporting is triggered if Total Availability is less than the greater of (i) $25.0 million and (ii) 12.50% of the aggregate loan commitments. Cash Dominion is triggered if Total Availability is less than the greater of (i) 5.00% of the aggregate loan commitments and (ii) $10.0 million. We intend to manage our availability to remain above these thresholds, as we choose not to be subject to the cash dominion and weekly reporting covenants. The ABL contains certain negative covenants which limit or restrict our ability to among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The ABL also includes customary representations and warranties, imposes certain affirmative covenants on us, and includes other typical provisions. The ABL does not contain any financial covenant tests.
The borrowing base is reported on the 25th day of each fiscal month based on our financial position at the end of the previous month for the first six months following the effective date of the ABL, and on the 20th day of each fiscal month based on our financial position at the end of the previous month thereafter. As of December 29, 2012, based on our November 24, 2012 financial position, we had $75.4 million of Total Availability to borrow under the ABL. Our borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1.00%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings is 1.75% and for LIBOR borrowings is 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of December 29, 2012, loans outstanding were $55.0 million with a weighted average interest rate of 3.02%.
Term Loan Facility
The Term Loan is guaranteed by all of our material domestic subsidiaries and is secured by a first priority lien on substantially all of our intellectual property, real estate, fixtures, furniture and equipment and capital stock of our subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of December 29, 2012, the outstanding loan balance was $50.0 million with a weighted average interest rate of 12.21%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
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
The Term Loan contains several limitations on the aggregate amount that may be borrowed under the ABL. If the outstanding principal amount of the Term Loan exceeds the Term Loan borrowing base calculation set forth in the Term Loan agreement, then an additional availability reserve in the amount of such excess must be taken against the Borrowing Base under the ABL, which will reduce the Total Availability under the ABL. In addition, beginning in December of 2013, an additional availability reserve, ranging from $5.0 million to $15.0 million, can be taken against the ABL Borrowing Base and thus reduce the Total Availability under the ABL if we fail to meet certain EBITDA performance measures set forth in the Term Loan agreement.
Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. The Company was in compliance with all applicable ABL and Term Loan covenants as of December 29, 2012 and anticipates compliance with all covenants for the foreseeable future.
Funded Status of Qualified Defined Benefit Pension Plan
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $191.8 million at December 31, 2012, the measurement date. The projected benefit obligation calculations are dependent on various assumptions, including discount rate. The discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates. For example, at our year end 2012 measurement date, we used a discount rate of 4.10% to measure the projected benefit obligation. If we had used a discount rate of 4.35% or 3.85%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $16.0 million, respectively.
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, our funding requirements for 2013 under the Employee Retirement Income Security Act of 1974 ("ERISA") are approximately $6.3 million. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.
Contractual Obligations and Other Commitments
The following table summarizes the payments related to our outstanding contractual obligations as of December 29, 2012:

	Within 1 Year	Years 2 & 3	Years 4 & 5	Year 5 and Thereafter
Long-term debt obligations:
Asset-based loan	$—	$—	$55.0	$—
Term loan	—	—	50.0	—
Interest expense (1)	8.4	16.8	14.7	—
Operating lease obligations (net of subleases) (2)	34.5	49.7	23.8	21.9
Purchase obligations (3)	—	—	—	—
	$42.9	$66.5	$143.5	$21.9
(1) Interest payments calculated at rates in effect at December 29, 2012.
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
Not included in the table above are pension liabilities of $213.3 million, liabilities for uncertain tax positions of $5.9 million, and accrued workers' compensation of $4.5 million as the timing of payments cannot be reasonably estimated.
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of December 29, 2012, the total amounts remaining under lease guarantees were $3.2 million. Our estimate of probable future losses under these guaranteed leases is not material.

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
On November 3, 2011, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the Saturday closest to December 31 effective January 1, 2012. Therefore the 2012 fiscal year ended on December 29, 2012. Accordingly, the results of operations will periodically include a 53-week fiscal year. Additionally, the subsidiaries included in the consolidated financial statements have historically reported their results of operations as of the Saturday closest to December 31, with the fiscal year end for the Company being December 31 for fiscal 2011 and prior.
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
Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of trade names is calculated using a "relief from royalty payments" methodology. This approach involves two steps: (i) estimating royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value.
Accordingly, we tested our trade names for impairment in the fourth quarter of 2012. As a result, we recorded an impairment charge of $1.4 million caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names in 2012 was primarily caused by a decrease in projected sales.
A future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, projected net sales streams, and a discount rate. Decreases in projected sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.
We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions. A 25 basis point decrease in assumed royalty rates would have resulted in a $9.2 million decrease in the fair value of our trade names at December 29, 2012.
Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Projected net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales. A ten percent decrease in the projected net sales streams would have resulted in an $7.4 million decrease in the fair value of our trade names at December 29, 2012.

The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 15.5% in the fourth quarter of 2012, 17.0% in the third quarter of 2011 and 16.5% in the fourth quarter of 2010; and we recorded impairment charges of $1.4 million in the fourth quarter of 2012, $9.0 million in the third quarter of 2011 and $1.1 million in the fourth quarter of 2010, which are included in Impairment of assets, net of recoveries on the Consolidated Statement of Operations. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy. A 100 basis point increase in the assumed discount rate would have resulted in a $6.0 million decrease in the fair value of our trade names at December 29, 2012.
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
The discount rate is selected based on yields of high quality bonds (rated Aa by Moody's as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. The discount rates used at our 2012 and 2011 measurement dates were 4.10% and 5.00%, respectively. The decrease in the discount rate is attributable to a decrease in yields on the underlying high quality corporate bonds in 2012. The expected long-term rate of return on plan assets represents our long-term expectation of asset returns over the life of the portfolio. The expected return is a weighted average based on historical and future expected returns for each asset class, as well as the asset class allocation of the portfolio which was not anticipated to change significantly in 2012. Each year, we consider actual returns on assets in recent periods and the current economic environment and determine whether there has been a fundamental change in the market likely to significantly impact future returns. For 2012, the recent actual returns on plan assets and the economic environment did not significantly impact our long-term expectation of asset returns. The long-term rate of compensation increase is not applicable for our plan as benefits have ceased to accumulate.
We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation and expense. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates. For example, at our year end 2012 measurement date, we used a discount rate of 4.10% to measure the projected benefit obligation. If we had used a discount rate of 4.35% or 3.85%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $16.0 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan, term loan and interest income on our cash equivalents. A 10% increase on variable interest rates would result in additional interest expense of $0.1 million annually. We have no derivative financial instruments at December 29, 2012.

Item 8. Financial Statements and Supplementary Data

FURNITURE BRANDS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Furniture Brands International, Inc.:
We have audited the accompanying consolidated balance sheets of Furniture Brands International, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders' equity for each of the years in the three-year period ended December 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furniture Brands International, Inc. as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furniture Brands International, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

St. Louis, Missouri
March 6, 2013

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,869	$25,387
Receivables, less allowances of $11,615 ($10,413 at December 31, 2011)	125,739	107,974
Inventories	244,333	228,155
Prepaid expenses and other current assets	11,287	9,490
Total current assets	393,228	371,006
Property, plant, and equipment, net	103,403	115,803
Trade names	76,105	77,508
Other assets	45,705	50,179
Total assets	$618,441	$614,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,590	$85,603
Accrued employee compensation	18,431	15,161
Other accrued expenses	40,310	38,390
Total current liabilities	172,331	139,154
Long-term debt	105,000	77,000
Deferred income taxes	18,002	19,330
Pension liability	213,295	185,991
Other long-term liabilities	55,015	60,740
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at December 29, 2012 and December 31, 2011	60,615	60,615
Paid-in capital	187,534	202,471
Retained earnings	137,784	185,053
Accumulated other comprehensive loss	(234,397)	(201,853)
Treasury stock at cost 4,305,787 shares at December 29, 2012 and 5,071,125 shares at December 31, 2011	(96,738)	(114,005)
Total shareholders’ equity	54,798	132,281
Total liabilities and shareholders’ equity	$618,441	$614,496
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 29,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010
Net sales	$1,072,324	$1,107,664	$1,159,934
Cost of sales	828,030	840,357	883,620
Gross profit	244,294	267,307	276,314
Selling, general, and administrative expenses	279,660	305,499	321,075
Impairment of assets, net of recoveries	8,709	6,355	251
Operating loss	(44,075)	(44,547)	(45,012)
Interest expense	5,681	3,573	3,172
Other income, net	713	1,567	264
Loss before income tax benefit	(49,043)	(46,553)	(47,920)
Income tax benefit	(1,774)	(2,803)	(8,894)
Net loss	$(47,269)	$(43,750)	$(39,026)
Net loss per common share — basic and diluted:	$(0.86)	$(0.80)	$(0.76)

Weighted average shares of common stock outstanding - Basic	55,156	54,935	51,116
Weighted average shares of common stock outstanding - Diluted	55,156	54,935	51,116
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 29, 2012	December 31, 2011	December 31, 2010
Net loss	$(47,269)	$(43,750)	$(39,026)
Other comprehensive income (loss):
Pension liability	(31,966)	(84,672)	(5,705)
Foreign currency translation	(578)	(1,506)	1,501
Other comprehensive loss, before tax	(32,544)	(86,178)	(4,204)
Income tax expense	—	—	—
Other comprehensive loss, net of tax	(32,544)	(86,178)	(4,204)
Total comprehensive loss	$(79,813)	$(129,928)	$(43,230)
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 29,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(47,269)	$(43,750)	$(39,026)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	18,944	21,893	23,851
Compensation expense related to stock option grants and restricted stock awards	2,230	2,548	2,512
Impairment of assets	8,709	9,830	1,287
Loss/(gain) on sale of assets	228	(3,940)	(1,297)
Other, net	602	(1,078)	419
Changes in operating assets and liabilities:
Accounts receivable	(18,245)	5,852	12,573
Income taxes receivable	480	708	57,381
Inventories	(16,178)	21,536	(23,613)
Prepaid expenses and other assets	(865)	1,566	(1,565)
Accounts payable and accrued expenses	33,804	(3,096)	(18,756)
Deferred income taxes	(1,956)	(2,602)	(2,560)
Other long-term liabilities	(9,782)	(15,694)	(5,905)
Net cash used by operating activities	(29,298)	(6,227)	5,301
Cash flows from investing activities:
Additions to property, plant, equipment and software	(7,600)	(27,507)	(21,930)
Proceeds from the disposal of assets	3,781	9,517	2,779
Net cash used in investing activities	(3,819)	(17,990)	(19,151)
Cash flows from financing activities:
Payments of long-term debt	(77,000)	—	(18,000)
Payments for debt issuance costs	(8,498)	(2,458)	—
Proceeds from the issuance of term loan debt	50,000	—	—
Proceeds from the issuance of long-term debt	55,000	—	—
Other	97	98	(58)
Net cash provided (used) by financing activities	19,599	(2,360)	(18,058)
Net decrease in cash and cash equivalents	(13,518)	(26,577)	(31,908)
Cash and cash equivalents at beginning of the year	25,387	51,964	83,872
Cash and cash equivalents at end of the year	$11,869	$25,387	$51,964
Supplemental disclosure:
Cash payments (refunds) for income taxes, net	$151	$706	$(63,294)
Cash payments for interest expense	$4,082	$3,022	$2,780
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Year Ended December 29,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010
Common Stock:
Beginning balance	$60,615	$60,615	$56,483
Pension contribution activity	—	—	4,132
Ending balance	$60,615	$60,615	$60,615
Paid-In Capital:
Beginning balance	$202,471	$210,945	$224,133
Stock plans activity	(14,937)	(8,474)	4,764
Pension contribution activity	—	—	(17,952)
Ending balance	$187,534	$202,471	$210,945
Retained Earnings:
Beginning balance	$185,053	$228,803	$267,829
Net loss	(47,269)	(43,750)	(39,026)
Ending balance	$137,784	$185,053	$228,803
Accumulated Other Comprehensive Loss:
Beginning balance	$(201,853)	$(115,675)	$(111,471)
Other comprehensive loss	(32,544)	(86,178)	(4,204)
Ending balance	$(234,397)	$(201,853)	$(115,675)
Treasury Stock:
Beginning balance	$(114,005)	$(125,121)	$(174,183)
Stock plans activity	17,267	11,116	(2,310)
Pension contribution activity	—	—	51,372
Ending balance	$(96,738)	$(114,005)	$(125,121)
Total Shareholders' Equity	$54,798	$132,281	$259,567
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

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
On November 3, 2011, our Board of Directors approved a change in our fiscal year from a calendar year ending on December 31 to a 52/53 week fiscal year ending on the Saturday closest to December 31 effective January 1, 2012. Therefore the 2012 fiscal year ended on December 29, 2012. Accordingly, the results of operations will periodically include a 53-week fiscal year. Additionally, the subsidiaries included in the consolidated financial statements have historically reported their results of operations as of the Saturday closest to December 31, with the fiscal year end for the Company being December 31 for fiscal 2011 and prior.
Our significant accounting policies are set forth below and in the following notes to the consolidated financial statements.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with an original maturity of 3 months or less to be cash equivalents. These investments include money market accounts, short-term commercial paper, and United States Treasury Bills.
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
Advertising Costs
Advertising costs include media, media production, catalog, swatch, and point of sale promotional display costs. Advertising media and production costs are expensed in the year when advertisements are first aired or distributed. Total advertising costs were $26,945 for 2012, $36,382 for 2011, and $38,279 for 2010.
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
Restructuring and asset impairment charges associated with these measures include the following:

	Fiscal Year Ended
	2012	2011	2010
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$—	$1,651	$—
Termination benefits	5,557	7,217	5,858
Closed store occupancy and lease costs	3,090	7,464	6,782
Gain on the sale of assets	—	(4,292)	(1,050)
	8,647	12,040	11,590
Asset Impairment charges	7,306	1,332	4,046
	$15,953	$13,372	$15,636

Statement of Operations classification:
Cost of sales	$698	$3,265	$4,472
Selling, general, and administrative expenses	7,949	12,752	12,013
Impairment of assets, net of recoveries	7,306	(2,645)	(849)
	$15,953	$13,372	$15,636
Asset impairment charges were recorded to reduce the carrying value of closed facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $4,900 at December 29, 2012 and $13,553 at December 31, 2011.
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
Activity in the accrual for closed store lease liabilities was as follows:

	Fiscal Year Ended
	2012	2011
Accrual for closed store lease liabilities at beginning of year	$17,110	$21,704
Charges to expense	665	2,554
Less cash payments	5,616	7,148
Accrual for closed store lease liabilities at end of year	$12,159	$17,110
At December 29, 2012, $4,756 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in other long-term liabilities.
Remaining minimum payments under operating leases for closed stores as of December 29, 2012 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2013	$6,670
2014	6,206
2015	3,569
2016	1,085
2017	357
thereafter	—
$17,887
Activity in the accrual for termination benefits was as follows:

	Fiscal Year Ended
	2012	2011
Accrual for termination benefits at beginning of year	$876	$4,950
Charges to expense	5,557	7,217
Less cash payments	2,431	11,291
Accrual for termination benefits at end of year	$4,002	$876
The accrual for termination benefits at December 29, 2012 is classified as accrued employee compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	December 29, 2012	December 31, 2011
Finished products	$142,900	$132,508
Work-in-process	15,840	15,585
Raw materials	85,593	80,062
	$244,333	$228,155

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	December 29, 2012	December 31, 2011
Land	$9,007	$8,861
Buildings and improvements	175,581	179,999
Machinery and equipment	193,200	194,055
	377,788	382,915
Less accumulated depreciation	274,385	267,112
	$103,403	$115,803
Depreciation expense was $15,299, $17,181, and $19,195 for the years ended December 29, 2012, December 31, 2011, and December 31, 2010, respectively. The gross and net book value of property, plant, and equipment located outside of the United States was $37,923 and $23,589, respectively, as of December 29, 2012. The gross and net book value of property, plant, and equipment located outside of the United States was $37,584 and $24,998, respectively, as of December 31, 2011.

5.	TRADE NAMES
Trade names activity is as follows:

	Fiscal Year Ended
	2012	2011
Beginning balance of trade names	$77,508	$86,508
Impairment	(1,403)	(9,000)
Ending balance of trade names	$76,105	$77,508
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
Trade names are tested by comparing the carrying value and fair value of each trade name to determine the amount, if any, of impairment. The fair value of trade names is calculated using a "relief from royalty payments" methodology. This approach involves two steps: (i) estimating royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value.
Accordingly, we tested our trade names for impairment in the fourth quarter of 2012. As a result, we recorded an impairment charge of $1,403 caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names in 2012 was primarily caused by a decrease in projected sales.
We tested our trade names for impairment in the third quarter of 2011 primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $9,000 caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names in the third quarter of 2011 was primarily caused by a decrease in projected sales and an increase in the discount rate used in our valuation calculations.
A future decrease in the fair value of our trade names could result in a corresponding impairment charge. The estimated fair value of our trade names is highly contingent upon sales trends and assumptions including royalty rates, projected net sales streams, and a discount rate. Decreases in projected sales, decreases in royalty rates, or increases in the discount rate would cause additional impairment charges and a corresponding reduction in our earnings.
We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions.
Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Projected net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales.

The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 15.5% in the fourth quarter of 2012, 17.0% in the third quarter of 2011 and 16.5% in the fourth quarter of 2010; and we recorded impairment charges of $1,403 in the fourth quarter of 2012, $9,000 in the third quarter of 2011 and $1,100 in the fourth quarter of 2010, which are included in Impairment of assets, net of recoveries on the Consolidated Statement of Operations. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy.

6.	LONG-TERM DEBT
Long-term debt consists of the following:

	December 29, 2012	December 31, 2011
Term loan	$50,000	$—
Asset-based loan	55,000	77,000
Less: current maturities	—	—
Long-term debt	$105,000	$77,000

On September 25, 2012 (the "effective date"), the Company refinanced its existing asset-based credit facility (the "Prior Credit Agreement") by entering into a new five-year asset based credit facility (the “ABL”) with a group of financial institutions and a new five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase the Company's borrowing availability. The new ABL is an asset-based revolving facility with a commitment of $200,000 subject to a borrowing base of eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow the Company to increase the ABL by up to $50,000 subject to securing additional commitments from the lenders. The Term Loan is a $50,000 secured facility. Capitalized fees incurred in the third quarter of 2012 for both of these facilities totaled $8,498.

On September 26, 2012, the Company borrowed funds under the ABL and Term Loan to pay in full the existing indebtedness in the amount of $77,000 owed by the Company pursuant to the terms of the Prior Credit Agreement. The Prior Credit Agreement was an asset-based revolving facility provided by a syndicate of financial institutions with a commitment of $250,000, subject to a borrowing base of eligible accounts receivable and inventory. Capitalized fees of $927 related to the Prior Credit Agreement were written off and are reflected in interest expense in the current period.

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
The borrowing base is reported on the 25th day of each fiscal month based on the Company's financial position at the end of the previous month for the first six months following the effective date of the ABL, and on the 20th day of each fiscal month based on our financial position at the end of the previous month thereafter. As of December 29, 2012, based on the Company's November 24, 2012 financial position, the Company had $75,392 of Total Availability to borrow under the ABL. The Company's borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and the Company's availability under the ABL.

The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1.00%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings is 1.75% and for LIBOR borrowings is 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of December 29, 2012, loans outstanding were $55,000 with a weighted average interest rate of 3.02%.
Term Loan Facility
The Term Loan is guaranteed by all of the Company's material domestic subsidiaries and is secured by a first priority lien on substantially all of the Company's intellectual property, real estate, fixtures, furniture and equipment and capital stock of the Company's subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of December 29, 2012, the outstanding loan balance was $50,000 with a weighted average interest rate of 12.21%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
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
Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. The Company was in compliance with all applicable ABL and Term Loan covenants as of December 29, 2012 and anticipates compliance with all covenants for the foreseeable future.

7.	LIQUIDITY

The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, sale of surplus assets, and borrowings or payments of debt.
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
At December 29, 2012, we had $11,869 of cash and cash equivalents, $105,000 of debt outstanding, and subject to certain provisions as described in Note 6 Long-Term Debt above, Total Availability to borrow up to an additional $75,392 under the ABL. The breach of any of the provisions in the ABL or Term Loan could result in a default and could trigger acceleration of repayment, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreements for the foreseeable future, our results, including any impact from the deterioration in the economy, could cause us to not be in compliance with our ABL and Term Loan agreements.

8.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Fiscal Year Ended
	2012	2011	2010
Defined benefit plans	$6,373	$3,159	$10,911
Defined contribution plan (401k plan) — company match	2,754	6,070	6,522
Other	728	586	491
	$9,855	$9,815	$17,924
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $191,793 at December 31, 2012, the measurement date. The projected benefit obligation calculations are dependent on various assumptions, including discount rate. The discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates.
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the act”) which is designed to provide additional relief from the funding requirements of the Pension Protection Act of 2006. The act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, our funding requirements for 2013 under the Employee Retirement Income Security Act of 1974 ("ERISA") are approximately $6,250. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset values of the plan, or if the present value of the projected benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, it would necessitate significantly increased funding of the plan in the future.

The table below summarizes the funded status of the Company-sponsored qualified and non-qualified defined benefit plans:

	2012		2011
	Qualified Plan	Non-Qualified Plan	Qualified Plan	Non-Qualified Plan
Projected benefit obligation:
Beginning of year	$478,066	$20,783	$437,413	$20,696
Service cost	—	—	—	—
Interest cost	23,246	985	24,423	1,127
Actuarial loss	44,012	1,650	41,478	1,163
Benefits paid	(26,178)	(2,195)	(25,248)	(2,203)
End of year	$519,146	$21,223	$478,066	$20,783
Fair value of plan assets:
Beginning of year	$312,673	$—	$352,738	$—
Actual return on plan assets	32,446	—	(17,939)	—
Employer contributions	8,412	2,195	3,122	2,203
Benefits paid	(26,178)	(2,195)	(25,248)	(2,203)
End of year	$327,353	$—	$312,673	$—
Accrued pension cost	$191,793	$21,223	$165,393	$20,783

Accumulated benefit obligation	$519,146	$21,223	$478,066	$20,783
The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	2012	2011	2010
Service cost	$—	$—	$2,419
Interest Cost	24,231	25,550	25,853
Expected return on plan assets	(25,071)	(26,622)	(24,909)
Net amortization and deferral	7,213	4,231	7,480
Curtailment loss	—	—	68
Net periodic expense	$6,373	$3,159	$10,911
Annual expense for defined benefit plans is determined using the projected unit credit actuarial method. In conjunction with the plans becoming inactive, effective January 1, 2011, actuarial losses on plan assets are amortized from accumulated other comprehensive loss into net periodic expense over the average remaining life expectancy of plan participants.
Changes in defined benefit plan assets and benefit obligations recognized in other comprehensive loss included the following components:

	2012	2011	2010
Current year actuarial loss	$39,179	$88,903	$13,252
Amortization of actuarial loss	(7,213)	(4,231)	(7,453)
Amortization of prior service cost	—	—	(94)
Total recognized in other comprehensive loss	$31,966	$84,672	$5,705

Other comprehensive loss consists of the following components related to defined benefit plans:

	2012	2011
Net actuarial loss	$254,319	$222,353
Tax benefits	(19,536)	(19,536)
	$234,783	$202,817

The estimated actuarial loss that will be amortized from other comprehensive loss into net periodic expense in 2013 is $8,988.
Actuarial assumptions used to determine defined benefit plan costs and benefit obligations are as follows:

	2012	2011	2010
Assumptions used to determine net periodic expense for the year ended:
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Average discount rate	5.00%	5.75%	6.00%
Long-term rate of compensation increase	N/A	N/A	1.50%
Assumptions used to determine benefit obligation as of year end:
Average discount rate	4.10%	5.00%	5.75%
Long-term rate of compensation increase	N/A	N/A	N/A
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
The asset allocations for our defined benefit plans are as follows:

	Percentage of Plan Assets
	Target	2012	2011
Global equity securities	50-60%	56%	59%
Fixed income securities	40-50%	44%	41%
		100%	100%
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

	Fair Value of Plan Assets for the year ended 2012
	Total	Level 1	Level 2	Level 3
Interests in pooled funds:
Short term investment funds	$6,619	$—	$6,619	$—
Domestic large-cap equity funds	102,371	—	102,371	—
Domestic mid-cap equity funds	33,955	—	33,955	—
International equity funds	45,698	—	45,698	—
Fixed income funds	136,519	—	136,519	—
Furniture Brands Common Stock	2,191	2,191	—	—
Total fair value of plan assets	$327,353	$2,191	$325,162	$—

	Fair Value of Plan Assets for the year ended 2011
	Total	Level 1	Level 2	Level 3
Interests in pooled funds:
Short term investment funds	$9,477	$—	$9,477	$—
Domestic large-cap equity funds	109,185	—	109,185	—
Domestic mid-cap equity funds	33,207	—	33,207	—
International equity funds	35,447	—	35,447	—
Fixed income funds	119,398	—	119,399	—
Furniture Brands Common Stock	5,959	5,959	—	—
Total fair value of plan assets	$312,673	$5,959	$306,715	$—
In 2010, we made contributions of $37,552 in the form of company common stock and $6,409 in cash to the trust funds of our qualified defined benefit plans. The contributions of company common stock were non-cash transactions and thus are not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 2010.
At December 29, 2012, expected defined benefit plan payments to retirees and beneficiaries are as follows:

Year	Amount
2013	$28,606
2014	28,957
2015	29,339
2016	29,636
2017	29,884
2018 - 2022	$154,521

9.	STOCK OPTIONS, RESTRICTED STOCK, AND RESTRICTED STOCK UNITS
We have outstanding stock options, restricted stock, and restricted stock units pursuant to the 1999 Long-Term Incentive Plan, the 2008 Incentive Plan, and the 2010 Incentive Plan. These plans are administered by the Human Resources Committee of the Board of Directors and permit certain key employees to be granted non-qualified options, performance-based options, restricted stock, restricted stock units, or combinations thereof. Options must be issued at market value on the date of grant and expire in a maximum of ten years. As of December 29, 2012 there were 831 shares available for grant. Shares issued upon exercise of stock options or issuance of restricted shares may be new shares or shares issued from treasury stock. For the years ended December 29, 2012, December 31, 2011, and December 31, 2010, we recognized expense of $2,142, income of $510 and expense of $9,627, respectively. Income in 2011 resulted from a decrease in the fair value of outstanding restricted stock units.

A summary of stock option activity for the year ended December 29, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,293	$10.63
Granted	43	1.35
Exercised	—	—
Forfeited or expired	(538)	14.28
Outstanding at December 29, 2012	1,798	$9.31	4.6	$—
Exercisable at December 29, 2012	1,285	$11.05	4.5	$—
The aggregate intrinsic value is calculated using the difference between the market price at year end and the exercise price for only those options that have an exercise price that is less than the market price.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used to determine the fair value of options granted in the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	Fiscal Year Ended
	2012	2011	2010
Risk-free interest rate	0.5%	1.6%	1.8%
Expected dividend yield	—%	—%	—%
Expected life (in years)	4.0	4.0	4.0
Expected volatility	96.8%	83.8%	91.8%
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
No options were exercised in 2012, 2011 or 2010. The weighted average fair value per share of options granted during the years ended December 29, 2012, December 31, 2011, and December 31, 2010 is $0.90, $2.83, and $4.37, respectively.
The fair value of the stock option and restricted stock awards is recognized as compensation expense on a straight-line basis over the vesting period, generally ranging from three to four years for stock options and up to five years for restricted stock.
A summary of non-vested restricted stock activity for the year ended December 29, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2011	1,138	$6.28
Granted	934	1.83
Vested	(163)	4.68
Forfeited	(363)	4.39
Outstanding at December 29, 2012	1,546	$4.20
The total fair value, as of the vesting date, of restricted stock awards that vested during the years ended December 29, 2012, December 31, 2011, and December 31, 2010, was $255, $633, and $469, respectively.
As of December 29, 2012 there was $3,420 of total unrecognized compensation cost related to non-vested stock option and restricted stock awards outstanding under the plans. This cost is expected to be recognized over a weighted-average period of 0.95 years.
Since December 2008, we have awarded restricted stock units to certain key employees and executive officers. The awards may only be settled in cash. The awards are contingent on the achievement of both the Company’s share price objectives and service-

based retention periods. The awards expire on December 19, 2013. If the trailing 10 day average price of our common stock reaches the share price objective and the service retention period is satisfied, then the units will vest and the participant will be entitled to receive a cash payment for each unit that is equal to the share price objective. At December 29, 2012, all outstanding awards have a share price objective of $9.39 and a service retention period ending on the date upon which the trailing 10 day average price of our common stock reaches the share price objective. The awards are designed to reward participants for increases in share price as well as encouraging the long-term employment of the participants.
There are 1,042 restricted stock units outstanding as of December 29, 2012. No restricted stock units were granted, forfeited, or became vested during the year ended December 29, 2012. The fair value of the restricted stock unit awards is estimated and adjusted each quarter using binomial pricing models. The fair value of the awards was recognized as compensation expense ratably over the derived service period, which ended February, 2012.
The following assumptions were used to determine the fair value of the outstanding restricted stock units as of December 29, 2012:

Risk-free interest rate	0.2%
Expected dividend yield	—%
Expected volatility	87.9%
The risk-free interest rate is based upon U.S. Treasury Securities with a term similar to that of the remaining term of the grant. The dividend yield is calculated based upon the dividend rate at December 29, 2012. Expected volatility is calculated based upon the historical volatility over a period equal to the remaining term of the grant.

10.	COMMON STOCK AND EARNINGS (LOSS) PER SHARE
The company's restated certificate of incorporation includes authorization to issue up to 200,000 shares of Common Stock with a $1.00 per share stated value. As of December 29, 2012, 60,615 shares of Common Stock had been issued.
Weighted average shares used in the computation of basic and diluted loss per common share are as follows:

	Fiscal Year Ended
	2012	2011	2010
Weighted average shares used for basic loss per common share	55,156	54,935	51,116
Effect of dilutive stock options and restricted stock	—	—	—
Weighted average shares used for diluted loss per common share	55,156	54,935	51,116
All potentially dilutive securities are excluded from the calculation of diluted earnings per share as we have generated a net loss for the years ended December 29, 2012, December 31, 2011, and December 31, 2010. For the year ended December 29, 2012, securities excluded from the calculation of diluted loss per share, because their inclusion would be antidilutive, include options to purchase 1,798 shares at an average price of $9.31 per share and 1,546 shares of restricted stock. For the year ended December 31, 2011, securities excluded from the calculation of diluted loss per share, because their inclusion would be antidilutive, include options to purchase 2,293 shares at an average price of $10.63 per share and 1,136 shares of restricted stock. For the year ended December 31, 2010, securities excluded from the calculation of diluted loss per share, because their inclusion would be antidilutive, include options to purchase 2,621 shares at an average price of $15.97 per share and 827 shares of restricted stock.
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
Rights are triggered under the Rights Agreement if any person or group acquires beneficial ownership of the Company's Common Stock in excess of 4.75%, with certain exceptions. Stockholders who owned 4.75% or more of the Common Stock at the time the Rights Agreement was adopted will not trigger the Rights under the Rights Agreement so long as they acquire no more than an additional 0.5% of the Common Stock, up to a maximum of 20%. In its discretion, the Board may exempt certain transactions and certain persons whose acquisition of Common Stock is determined by the Board not to jeopardize the company's net operating loss carry forwards and whose holdings following such acquisition will not equal or exceed 20% of the Company's outstanding Common Stock. On June 18, 2012, the Company entered into an Amended and Restated Stockholders Rights Agreement (the “Amended and Restated Rights Agreement”), to amend, restate, and extend the Rights Agreement. The Rights and the Rights Agreement expire on June 18, 2015, unless terminated earlier or extended by the Board.

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
We recognized income tax benefit of $1,774, $2,803, and $8,894 for the years ended December 29, 2012, December 31, 2011, and December 31, 2010, respectively. In all years, income tax benefit includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits. The income tax benefit in the year ended December 29, 2012 primarily resulted from the reversal of a valuation allowance on state deferred tax assets. The income tax benefit in the year ended December 31, 2011 primarily resulted from impairment charges recorded to reduce the value of certain trade names and the related reduction in deferred tax liabilities associated with these indefinite lived intangible assets. The income tax benefit in the year ended December 31, 2010 was primarily driven by the utilization of additional net operating loss carry backs created from contributions to our pension plans. These 2010 contributions allowed us to utilize remaining carry back capacity from previous tax years.
At December 29, 2012, the deferred tax assets attributable to federal net operating loss carry forwards were $84,417, state net operating loss carry forwards were $31,642, federal tax credit carry forwards were $2,726, and state tax credit carry forwards were $213. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
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

	Fiscal Year Ended
	2012	2011	2010
Loss before income tax benefit:
United States operations	$41,790	$39,598	$45,062
Foreign operations	7,253	6,955	2,858
	$49,043	$46,553	$47,920

Income tax benefit is comprised of the following:

	Fiscal Year Ended
	2012	2011	2010
Current:
Federal	$35	$103	$(5,031)
State and local	(382)	(534)	(1,436)
Foreign	395	226	81
	48	(205)	(6,386)
Deferred	(1,822)	(2,598)	(2,508)
Income tax benefit	$(1,774)	$(2,803)	$(8,894)

The following table reconciles the differences between the United States federal corporate statutory rate and our effective income tax rate:

	Fiscal Year Ended
	2012	2011	2010
Federal corporate statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	(5.5)%	(3.8)%	(4.0)%
Foreign rate differential	5.8%	5.5%	1.3%
Valuation allowance	31.7%	27.3%	20.4%
Other	(0.6)%	—%	(1.3)%
Effective income tax rate	(3.6)%	(6.0)%	(18.6)%

The sources of the tax effects for temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	December 29, 2012	December 31, 2011
Deferred tax assets attributable to:
Expense accruals	$36,791	$36,674
Employee pension and other benefit plans	85,987	75,809
Property, plant, and equipment	2,210	—
Goodwill	2,365	3,027
Net operating loss and tax credit carry forward	118,998	101,582
Other	9,698	6,805
Total deferred tax assets	256,049	223,897

Deferred tax liabilities attributable to:
Intangible assets	(24,538)	(23,742)
Inventory costs capitalized	(1,408)	(1,828)
Property, plant, and equipment	—	(537)
Prepaid expenses	(2,309)	(2,160)
Total deferred tax liabilities	(28,255)	(28,267)

Valuation allowance	(246,413)	(216,205)
Net deferred tax liabilities	$(18,619)	$(20,575)
At December 29, 2012 and December 31, 2011, $617 and $1,245 of deferred tax liabilities are classified as current other accrued expenses, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 29, 2012, December 31, 2011, and December 31, 2010 is as follows:

	Fiscal Year Ended
	2012	2011	2010
Beginning balance	$6,054	$6,754	$8,301
Tax positions related to prior years
Additions	—	610	24
Reductions	(305)	(79)	(48)
Tax positions related to current year
Additions	172	27	32
Reductions	—	—	—
Settlements	305	(753)	(139)
Lapses in statute of limitations	(357)	(505)	(1,416)
Ending balance	$5,869	$6,054	$6,754
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2012, December 31, 2011, and December 31, 2010, the liability for unrecognized tax benefits included accrued interest of $2,393, $2,451, and $3,183 and accrued penalties of $985, $985, and $1,011, respectively. We recognized interest expense of $285, $321, and $863 and penalty expense of $0, $1, and $43 related to unrecognized tax benefits in the statement of operations for the years ended December 29, 2012, December 31, 2011, and December 31, 2010, respectively. The total amount of unrecognized tax benefits at December 29, 2012 that, if recognized, would affect the effective tax rate is $5,062. We believe that we have adequately accrued unrecognized tax benefits as of December 29, 2012 and it is reasonably possible that we will settle a significant share of the related tax positions in the next twelve months.

It is the Company's policy that any undistributed cumulative earnings of foreign subsidiaries will remain permanently reinvested outside the United States. However, as of December 29, 2012 there were no ($0) undistributed cumulative earnings of foreign subsidiaries.

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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of December 29, 2012, the total amounts remaining under lease guarantees were $3,221. Our estimate of probable future losses under these guaranteed leases is not material.
We offer limited warranties on certain products. In addition, we accept returns of defective product. Our accounting policy is to accrue an estimated liability for these warranties and returns at the time revenue is recognized. This estimate is based upon historical warranty costs and returns and is adjusted for any warranty or return issues known at period end. The warranty and returns reserve is included partially as a valuation allowance against accounts receivable and partially as an accrued expense. The following table summarizes reserve for warranty and returns activity for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	Fiscal Year Ended
	2012	2011	2010
Beginning balance	$3,752	$4,508	$5,462
Additions to reserves	6,803	6,053	8,192
Less deductions from reserves	7,531	6,809	9,146
Ending balance	$3,024	$3,752	$4,508

14.	LEASES
Certain of our real properties and equipment are operated under lease agreements. Rental expense under operating leases was as follows:

	Fiscal Year Ended
	2012	2011	2010
Rent expense	$47,186	$52,771	$63,846
Sublease income	(6,810)	(7,827)	(8,388)
Net rent expense	$40,376	$44,944	$55,458
Included in rent expense for 2012, 2011, and 2010 were closed store lease charges of $665, $2,554, and $2,426, respectively.
Annual minimum payments under operating leases are as follows:

Year	Minimum Lease Payments	Minimum Lease Payments - Closed Stores	Total Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
2013	$32,667	$6,670	$39,337	$4,861	$34,476
2014	26,545	6,206	32,751	3,396	29,355
2015	17,904	3,569	21,473	1,134	20,339
2016	12,822	1,085	13,907	162	13,745
2017	9,795	357	10,152	122	10,030
thereafter	21,945	—	21,945	—	21,945
	$121,678	$17,887	$139,565	$9,675	$129,890

15.	OTHER INCOME, NET
Other income, net consists of the following for the years ended December 29, 2012, December 31, 2011, and December 31, 2010:

	Fiscal Year Ended
	2012	2011	2010
Interest income	$701	$799	$1,368
Other, net	12	768	(1,104)
	$713	$1,567	$264

16.	CHANGE IN ESTIMATES
During 2010 we recorded changes in estimates related to certain international tax and trade compliance matters. As a result of favorable settlements and actions taken by the Company as well as other conditions during 2010, our estimate of the probable cost to resolve the matters decreased and we recognized a corresponding reduction in selling, general, and administrative expenses of $5,937.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year ended December 29, 2012:
Net sales	$263,953	$255,639	$265,474	$287,258
Gross profit	$54,604	$54,240	$64,008	$71,442
Net (loss) earnings	$(22,897)	$(17,981)	$(6,770)	$379

Net (loss) earnings per common share - basic and diluted	$(0.41)	$(0.33)	$(0.12)	$0.01

Common stock price range:
High	$1.52	$1.65	$1.66	$2.08
Low	$0.89	$0.94	$1.12	$1.08

Year ended December 31, 2011:
Net sales	$255,537	$258,047	$296,225	$297,856
Gross profit	$58,802	$57,541	$73,420	$77,544
Net loss	$(9,496)	$(24,546)	$(6,649)	$(3,058)

Net loss per common share - basic and diluted	$(0.17)	$(0.45)	$(0.12)	$(0.06)

Common stock price range:
High	$2.17	$4.45	$5.25	$5.29
Low	$0.97	$2.01	$4.01	$3.80

Net (loss) earnings per common share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of computing average quarterly shares outstanding for each period.
The closing market price of the Common Stock on December 29, 2012 was $1.11 per share.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Furniture Brands International, Inc.:
We have audited Furniture Brands International, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furniture Brands International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Furniture Brands International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furniture Brands International, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders' equity for each of the years in the three-year period ended December 29, 2012, and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
St. Louis, Missouri
March 6, 2013

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
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
Based on an evaluation of the Company's internal controls over financial reporting as of December 29, 2012, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 29, 2012, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth fiscal quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 29, 2012, the end of the period covered by this Annual Report on Form 10-K.
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2012.
Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 (Directors, Executive Officers and Corporate Governance) is incorporated herein by reference from the information to be contained in our 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”). The 2013 Proxy Statement will be filed within 120 days after the close of the year ended December 29, 2012. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.
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

Item 11. Executive Compensation
The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2013 Proxy Statement. The 2013 Proxy Statement will be filed within 120 days after the close of the year ended December 29, 2012, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by this Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters), will be included in the 2013 Proxy Statement. The 2013 Proxy Statement will be filed within 120 days after the close of the year ended December 29, 2012, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 (Certain Relationships and Related Transactions, and Director Independence) will be included in the 2013 Proxy Statement. The 2013 Proxy Statement will be filed within 120 days after the close of the year ended December 29, 2012, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 (Principal Accountant Fees and Services) will be included in the 2013 Proxy Statement. The 2013 Proxy Statement will be filed within 120 days after the close of the year ended December 29, 2012, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:
1.    Financial Statements:
Consolidated balance sheets, December 29, 2012 and December 31, 2011
Consolidated statements of operations for each of the years ended December 29, 2012, December 31, 2011, and December 31, 2010, respectively.
Consolidated statements of comprehensive loss for each of the years ended December 29, 2012, December 31, 2011, and December 31, 2010, respectively.
Consolidated statements of cash flows for each of the years ended December 29, 2012, December 31, 2011, and December 31, 2010, respectively.
Consolidated statements of shareholders' equity for each of the years ended December 29, 2012, December 31, 2011, and December 31, 2010, respectively.
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

Schedule II
FURNITURE BRANDS INTERNATIONAL, INC.
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowances deducted from receivables on balance sheet:
Year ended December 29, 2012:	$10,413	$3,567	$(2,365)	$11,615
Year ended December 31, 2011:	$18,076	$9,805	$(17,468)	$10,413
Year ended December 31, 2010:	$26,225	$9,172	$(17,321)	$18,076

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Furniture Brands International, Inc.

By: /s/ Ralph P. Scozzafava Ralph P. Scozzafava
March 6, 2013	Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph P. Scozzafava Ralph P. Scozzafava	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer )	March 6, 2013

/s/ Vance C. Johnston Vance C. Johnston	Chief Financial Officer (Principal Financial Officer)	March 6, 2013

/s/ Richard R. Isaak Richard R. Isaak	Vice President, Controller, Treasurer, Investor Relations and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2013

/s/ Ira D. Kaplan Ira D. Kaplan	Director	March 6, 2013

/s/ Ann S. Lieff Ann S. Lieff	Director	March 6, 2013

/s/ Aubrey B. Patterson Aubrey B. Patterson	Director	March 6, 2013

/s/ George E. Ross, Ph.D. George E. Ross, Ph.D.	Director	March 6, 2013

/s/ Kent Hussey Kent Hussey	Director	March 6, 2013

/s/ James M. Zimmerman James M. Zimmerman	Director	March 6, 2013

EXHIBIT INDEX

		Filed
		with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-K	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of February 7, 2013	X
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of June 18, 2012, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	June 19, 2012	4.1
10.1*	1999 Long-Term Incentive Plan, as amended		S-8	September 27, 2002	4(f)
10.2*	Form of Stock Option Grant Letter		8-K	February 2, 2005	10(b)
10.3*	Form of Restricted Stock Grant Letter		8-K	February 11, 2005	10(c)
10.5*	2008 Incentive Plan		S-8	December 19, 2008	4.1
10.6*	Form of Restricted Stock Unit Agreement under the 2008 Incentive Plan		8-K	December 22, 2008	10.1
10.7*	Form of Restricted Stock Award Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.4
10.8*	Form of Nonqualified Stock Option Agreement under the 2008 Incentive Plan		10-Q	May 8, 2009	10.5
10.9*	2012 - 2013 Furniture Brands Drive for Results Incentive Plan		8-K	June 28, 2012	10.1
10.10*	2010 Omnibus Incentive Plan		S-8	May 6, 2010	4.1
10.11*	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.2
10.12*	Form of Restricted Stock Unit Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.3
10.13*	Form of Nonqualified Stock Option Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.4
10.14*	Form of Incentive Stock Option Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.5
10.15*	Form of Performance Share Agreement under the 2010 Omnibus Incentive Plan		8-K	May 11, 2010	10.6
10.16*	2010 Employee Stock Purchase Plan		S-8	May 6, 2010	4.2
10.17	Form of Indemnification Agreement between the Company and the Company's directors		10-Q	August 7, 2009	10.1
10.18*	Amended and Restated Restricted Stock Plan for Outside Directors, dated as of May 7, 2009		10-Q	August 7, 2009	10.2
10.19*	Amended and Restated Executive Employment Agreement dated February 4, 2010, between the Company and Ralph P. Scozzafava		8-K	February 10, 2010	10.1
10.20*	Form of Change of Control Agreement effective as of January 1, 2011		8-K	August 10, 2010	10.1

		Filed
		with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-K	Form	with the SEC	No.
10.21*	Executive Severance Plan effective July 1, 2010		8-K	March 1, 2010	10.1
10.22*	Form of Executive Short-Term Incentive Plan		10-K	March 7, 2012	10.22
10.23*	Form of Executive Long-Term Incentive Plan		10-K	March 7, 2012	10.23
10.24*	Deferred Compensation Plan, restated effective January 1, 2011		10-Q	November 5, 2010	10.5
10.25*	First Amendment to Deferred Compensation Plan, effective January 1, 2012		10-K	March 7, 2012
10.26	Credit Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent.		8-K	September 27, 2012	10.1
10.27	Term Loan Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and Pathlight Capital LLC, as Administrative Agent.		8-K	September 27, 2012	10.2
10.28
First Amendment dated February 25, 2013, to the Credit Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent.
		X
10.29
First Amendment dated February 6, 2013, to the Term Loan Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and Pathlight Capital LLC, as Administrative Agent.
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

* Indicates management contract or compensatory plan, contract or arrangement