Form 10-Q
period 2013-03-30
FURNITURE BRANDS INTERNATIONAL INC
filed 2013-05-03
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
56,314,585 shares as of April 27, 2013

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Lane Venture, Maitland-Smith, La Barge, and Creative Interiors, among others.

PART I

Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,283	$11,869
Receivables, less allowances of $12,279 ($11,615 at December 29, 2012)	112,418	125,739
Inventories	241,660	244,333
Prepaid expenses and other current assets	10,866	11,287
Total current assets	375,227	393,228
Property, plant, and equipment, net	98,712	103,403
Trade names	76,105	76,105
Other assets	46,268	45,705
Total assets	$596,312	$618,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,173	$113,590
Accrued employee compensation	19,593	18,431
Other accrued expenses	35,811	40,310
Total current liabilities	159,577	172,331
Long-term debt	116,788	105,000
Deferred income taxes	22,063	18,002
Pension liability	211,112	213,295
Other long-term liabilities	50,418	55,015
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 200,000,000 shares authorized, $1.00 stated value — 60,614,741 shares issued at March 30, 2013 and December 29, 2012	60,615	60,615
Paid-in capital	187,515	187,534
Retained earnings	116,582	137,784
Accumulated other comprehensive loss	(232,167)	(234,397)
Treasury stock at cost 4,300,156 shares at March 30, 2013 and 4,305,787 shares at December 29, 2012	(96,191)	(96,738)
Total shareholders’ equity	36,354	54,798
Total liabilities and shareholders’ equity	$596,312	$618,441
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$254,727	$287,258
Cost of sales	203,249	215,816
Gross profit	51,478	71,442
Selling, general, and administrative expenses	69,134	69,984
Impairment of assets, net of recoveries	1,377	23
Operating (loss) earnings	(19,033)	1,435
Interest expense	2,424	750
Other income, net	112	204
(Loss) earnings before income tax (benefit) expense	(21,345)	889
Income tax (benefit) expense	(142)	510
Net (loss) earnings	$(21,203)	$379
Net (loss) earnings per common share — basic and diluted	$(0.38)	$0.01

Weighted average shares of common stock outstanding - Basic	55,348	55,031
Weighted average shares of common stock outstanding - Diluted	55,348	55,180
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net (loss) earnings	$(21,203)	$379
Other comprehensive income (loss):
Pension liability	2,247	1,788
Foreign currency translation	(17)	327
Other comprehensive income, before tax	2,230	2,115
Income tax expense	—	—
Other comprehensive income, net of tax	2,230	2,115
Total comprehensive (loss) income	$(18,973)	$2,494
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) earnings	$(21,203)	$379
Adjustments to reconcile net (loss) earnings to net cash used by operating activities:
Depreciation and amortization	4,011	4,968
Compensation expense related to stock option grants and restricted stock awards	529	596
Impairment of assets	1,377	23
Other, net	35	203
Changes in operating assets and liabilities:
Accounts receivable	13,321	(23,167)
Inventories	2,673	2,641
Prepaid expenses and other assets	1,108	(1,300)
Accounts payable and other accrued expenses	(12,286)	8,934
Deferred income taxes	3,593	268
Long-term liabilities	(4,540)	(2,139)
Net cash used by operating activities	(11,382)	(8,594)
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(1,821)	(1,440)
Proceeds from the disposal of assets	2	51
Net cash used in investing activities	(1,819)	(1,389)
Cash flows from financing activities:
Payments of long-term debt	(8,000)	—
Payments of term loan debt	(212)	—
Payments for debt issuance costs	(172)	—
Proceeds from the issuance of long term debt	20,000	—
Other	(1)	14
Net cash provided by financing activities	11,615	14
Net decrease in cash and cash equivalents	(1,586)	(9,969)
Cash and cash equivalents at beginning of period	11,869	25,387
Cash and cash equivalents at end of period	$10,283	$15,418
Supplemental disclosure:
Cash payments (refunds) for income taxes, net	$27	$(63)
Cash payments for interest expense	$2,119	$823
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)
(unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"). The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These financial statements have been prepared on a condensed basis pursuant to the rules and regulations of the SEC, and accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 29, 2012. The consolidated financial statements consist of the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three months ended March 30, 2013 are not necessarily indicative of the results which will occur for the full fiscal year ending December 28, 2013.
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
The Company has been executing plans to improve its performance. These measures include consolidating and reconfiguring manufacturing facilities, warehouses, and processes to eliminate waste and improve efficiency, managing product inventory levels better to reflect consumer demand, transforming transportation methods to be more cost effective, exiting unprofitable retail locations, limiting credit exposure to weak retail partners, and ceasing unprofitable lines of business and licensing arrangements. In addition, the Company has been executing plans to reduce our workforce and to centralize certain functions.
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended
	March 30, 2013	March 31, 2012
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$40	$—
Termination benefits	—	148
Closed store occupancy and lease costs	1,328	939
	1,368	1,087
Impairment charges	1,377	23
	$2,745	$1,110

Statement of Operations classification:
Cost of sales	$40	$—
Selling, general, and administrative expenses	1,328	1,087
Impairment of assets, net of recoveries	$1,377	$23
	$2,745	$1,110

Asset impairment charges were recorded to reduce the carrying value of closed facilities and related assets to their net realizable value. The determination of impairment charges is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $5,400 at March 30, 2013 and $4,900 at December 29, 2012.
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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Accrual for closed store lease liabilities at beginning of period	$12,159	$17,110
Charges (credit) to expense	685	204
Less cash payments	1,799	1,285
Accrual for closed store lease liabilities at end of period	$11,045	$16,029
At March 30, 2013, $4,646 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in Other Long-term Liabilities.
Remaining minimum payments under operating leases for closed stores as of March 30, 2013 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2013	$4,945
2014	6,177
2015	3,742
2016	1,085
2017	357
thereafter	—
$16,306
Activity in the accrual for termination benefits was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Accrual for termination benefits at beginning of period	$4,002	$876
Charges to expense	—	148
Less cash payments	221	276
Accrual for termination benefits at end of period	$3,781	$748
The accrual for termination benefits at March 30, 2013 is classified as Accrued Employee Compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	March 30, 2013	December 29, 2012
Finished products	$142,078	$142,900
Work-in-process	15,870	15,840
Raw materials	83,712	85,593
	$241,660	$244,333

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	March 30, 2013	December 29, 2012
Land	$8,719	$9,007
Buildings and improvements	173,799	175,581
Machinery and equipment	193,694	193,200
	376,212	377,788
Less accumulated depreciation	277,500	274,385
	$98,712	$103,403
Depreciation expense was $3,530 and $3,869 for the three months ended March 30, 2013 and March 31, 2012, respectively.

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 30, 2013	December 29, 2012
Term Loan	$49,788	$50,000
Asset-based loan	67,000	55,000
Less: current maturities	—	—
Long-term debt	$116,788	$105,000

On September 25, 2012 (the "effective date"), the Company refinanced its existing asset-based credit facility by entering into a new five-year asset based credit facility (the “ABL”) with a group of financial institutions and a new five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase the Company's borrowing availability. The new ABL is a revolving facility with a commitment of $200,000 subject to a borrowing base of eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow the Company to increase the ABL by up to $50,000 subject to securing additional commitments from the lenders. The Term Loan is a $50,000 secured facility. Capitalized fees incurred for both of these facilities totals $8,670.

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
The borrowing base is reported on the 20th day of each fiscal month based on the Company's financial position at the end of the previous month. As of March 30, 2013, based on our February 23, 2013 financial position, we had $50,056 of Total Availability to borrow under our ABL. Our borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings is 1.75% and for LIBOR borrowings is 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of March 30, 2013, loans outstanding were $67,000 with a weighted average interest rate of 3.02%.
Term Loan Facility
The Term Loan is guaranteed by all of the Company's material domestic subsidiaries and is secured by a first priority lien on substantially all of the Company's intellectual property, real estate, fixtures, furniture and equipment and capital stock of the Company's subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of March 30, 2013, the outstanding loan balance was $49,788 with a weighted average interest rate of

12.20%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
The Term Loan contains certain negative covenants which limit or restrict the Company's ability to from among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets, some of which may require incremental prepayment of the principal of the Term Loan without penalty. The Term Loan also includes customary representations and warranties of the Company, imposes on the Company certain affirmative covenants, and includes other typical provisions.
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
Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. The Company was in compliance with all applicable ABL and Term Loan covenants as of March 30, 2013 and anticipates compliance with all covenants for the foreseeable future.

6.	LIQUIDITY

The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, pension funding obligations, sale of surplus assets, and borrowings or payments of debt.
We are focused on effective cash management. However, if we do not have sufficient cash reserves or sufficient cash flow from our operations or if our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business would suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which would significantly impact our earnings and our liquidity.
At March 30, 2013, we had $10,283 of cash and cash equivalents, $116,788 of debt outstanding, and subject to certain provisions as described in Note 5 Long-Term Debt above, Total Availability to borrow up to an additional $50,056 under the ABL. The breach of any of the provisions in the ABL or Term Loan could result in a default and could trigger acceleration of repayment, which would have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of the agreements for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL and Term Loan agreements.

7.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Defined benefit plans	$1,383	$1,593
Defined contribution plan (401k plan) — company match	651	706
Other	582	456
	$2,616	$2,755

The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Interest Cost	5,394	6,058
Expected return on plan assets	(6,258)	(6,268)
Net amortization and deferral	2,247	1,803
Net periodic pension expense	$1,383	$1,593
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $191,793 at December 31, 2012, the measurement date. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, we have $5,000 in remaining funding requirements for 2013 under the Employee Retirement Income Security Act of 1974 (“ERISA”) as of March 30, 2013.
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

8.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Weighted average shares used for basic earnings (loss) per common share	55,348	55,031
Effect of dilutive stock options and restricted stock	—	149
Weighted average shares used for diluted earnings (loss) per common share	55,348	55,180

For the three months ended March 30, 2013 all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we generated a net loss for the period. For the period ended March 31, 2012 options to purchase which had an exercise price higher than the market price as of March 31, 2012 and shares of restricted stock for which vesting is contingent upon certain performance conditions which would not have been met had the performance period ended on March 31, 2012 were excluded from the computation because their inclusion would be antidilutive. For the period ended March 30, 2013, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 2,175 shares at an average price of $7.46 per share and 824 shares of restricted stock. For the period ended March 31, 2012, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 2,068 shares at an average price of $9.48 per share and 605 shares of restricted stock.

9.	INCOME TAXES

We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax audit examinations by tax authorities for years before 2004. On March 20, 2013, the Company and the IRS Appeals Office reached a settlement of issues raised during the IRS federal income tax audit for calendar years 2005 through 2009.  The impact of the agreement is included in the quarterly financial statements and reflect the settlement of uncertain tax positions related to those tax years. We also have state examinations in progress.
We recognized income tax benefit of $142 and an income tax expense of $510 in the three months ended March 30, 2013 and March 31, 2012, respectively. In all periods, income tax expense includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits.
At March 30, 2013, the deferred tax assets attributable to federal net operating loss carry forwards were $88,797, state net operating loss carry forwards were $32,671, federal tax credit carry forwards were $360, and state tax credit carry forwards were $213. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 30, 2013, the total amounts remaining under lease guarantees were $2,773. Our estimate of probable future losses under these guaranteed leases is not material.

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

Business Trends and Strategy
Sales decreased 11.3% in the three months ended March 30, 2013 compared to the three months ended March 31, 2012. Based on this comparison, sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on low and mid-priced offerings and sales of upholstery products generally outperformed sales of case goods.
We believe sales continue to be depressed as a result of a volatile furniture retail market. To offset this volatility, we have taken significant steps to improve the business, and we continue to take actions to reduce costs, manage liquidity, and drive profitable sales. We have made numerous cost elimination decisions to enable us to invest in new products and effective marketing as we focus on top-line sales for the future. We have consolidated our domestic operations with the closing and selling of excess manufacturing, warehouse, and office properties. We have made investments to expand our manufacturing facilities in Indonesia and develop a new facility in Mexico, both of which we expect will deliver components and finished product at a lower cost than would otherwise be possible. We have reduced our manufacturing costs through the implementation of lean manufacturing methods and through strategic sourcing relationships with suppliers that leverage our scale. Through these actions we have embraced a lean culture that we believe will allow us to compete better in the future. Our entire organization is focused on bringing the best products to the market, increasing top-line sales, fueling efficiency in all of our processes, and strengthening our financial position for the future.
In 2013, we continue to focus on driving distribution for our wholesale brands by leveraging competitively priced, desirable products, in an effort to increase floor space at existing dealers, penetrate new dealers and help us build a presence in new channels. We will also continue to refine our retail business by refreshing the appearance of our stores both inside and out, including updating our accessories and in-store visual displays, and further balancing our media mix in order to optimize advertising to increase traffic. Additionally, we are taking steps to simplify our structure to reduce costs. This includes continued warehouse, plant and freight consolidation and continued consolidation of non-manufacturing facilities, including executing early lease terminations and subleases for dark stores. Further, we continue to ramp up our off-shore manufacturing and mixing facilities as we believe these will enable us to better control our product quality, reduce costs, better service our dealers and provide them with increased flexibility.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three months ended March 30, 2013 and March 31, 2012:

Three Months Ended

	March 30, 2013		March 31, 2012
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$254.7	100.0%	$287.3	100.0%
Cost of sales	203.2	79.8	215.8	75.1
Gross profit	51.5	20.2	71.4	24.9
Selling, general, and administrative expenses	69.1	27.1	70.0	24.4
Impairment of assets, net of recoveries	1.4	0.5	—	—
Operating (loss) income	(19.0)	(7.5)	1.4	0.5
Interest expense	2.4	1.0	0.8	0.3
Other income, net	0.1	—	0.2	0.1
(Loss) earnings before income tax expense (benefit)	(21.3)	(8.4)	0.9	0.3
Income tax (benefit) expense	(0.1)	(0.1)	0.5	0.2
Net (loss) earnings	$(21.2)	(8.3)%	$0.4	0.1%
Net (loss) earnings per common share — basic and diluted	$(0.38)		$0.01
Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012
Net sales for the three months ended March 30, 2013 were $254.7 million compared to $287.3 million in the three months ended March 31, 2012, a decrease of $32.5 million or 11.3%. The decrease in net sales was primarily the result of continued weak furniture retail conditions.
Gross profit for the three months ended March 30, 2013 was $51.5 million compared to $71.4 million in the three months ended March 31, 2012. The decrease in gross profit was primarily due to a decrease in net sales driven by lower volume and the related deleveraging of fixed manufacturing costs ($12.9 million), charges from inventory write-downs and product rationalization ($2.7 million), increased employee benefit costs ($1.1 million) and increased freight charges ($1.1 million). Gross margin for the three months ended March 30, 2013 decreased to 20.2% compared to 24.9% in the three months ended March 31, 2012, primarily due to the items discussed above.
Selling, general, and administrative expenses decreased to $69.1 million in the three months ended March 30, 2013 compared to $70.0 million in the three months ended March 31, 2012, primarily due to lower compensation expense ($2.1 million), partially offset by an increase in advertising costs ($1.6 million).
Asset impairments, net of recoveries were $1.4 million for the three months ended March 30, 2013 compared to almost no impairment for the three months ended March 31, 2012, and is comprised of impairments to assets held for sale driven by closed properties which had book values in excess of appraised fair market values.
Interest expense was $2.4 million in the three months ended March 30, 2013 compared to $0.8 million in the three months ended March 31, 2012. The increase in interest expense was primarily due to the increased interest rate on higher debt and closing cost amortization related to the previously announced debt refinancing in September 2012.
Net loss per common share was $0.38 for the three months ended March 30, 2013 compared to net earnings per common share of $0.01 for the three months ended March 31, 2012, respectively, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 55.3 million for the three months ended March 30, 2013 and 55.2 million for the three months ended March 31, 2012.

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

Thomasville Stores (a)	All Other Retail Locations (b)

	Three Months Ended
(Dollars in millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$26.9	$27.5	$8.4	$8.0
Cost of sales	16.0	15.7	5.8	5.0
Gross profit	10.9	11.8	2.7	3.0
Selling, general and administrative expenses — open stores	16.0	14.9	4.1	3.9
Operating loss — open stores (c)	(5.1)	(3.1)	(1.3)	(0.9)
Selling, general and administrative expenses — closed stores (d)	—	—	1.3	0.9
Operating loss - retail operations (c)	$(5.1)	$(3.1)	$(2.6)	$(1.8)

Number of open stores and showrooms at end of period	49	48	15	16
Number of closed locations at end of period	—	—	20	23

Same-store-sales (e):
Percentage increase/(decrease)	(2)%	—%	(f)	(f)
Number of stores	46	44

____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three months ended March 30, 2013 and March 31, 2012.

b)	This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”).

c)	Operating loss does not include our wholesale profit on the above retail net sales.

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

f)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including five Drexel Heritage stores, one Henredon store, one Broyhill store, and eight designer showrooms at March 30, 2013; and other than designer showrooms, it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

In addition to the above company-owned stores, there were 50 Thomasville dealer-owned stores at March 30, 2013.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at March 30, 2013 totaled $10.3 million, compared to $11.9 million at December 29, 2012. Net cash used by operating activities totaled $11.4 million in the three months ended March 30, 2013 compared with net cash used by operating activities of $8.6 million in the three months ended March 31, 2012. The decrease in cash flow from operations in the three months ended March 30, 2013 compared to the three months ended March 31, 2012 was primarily driven by a higher net loss for the period, a decrease in accounts payable and increased pension funding, largely offset by a decrease in accounts receivable and inventory. Net cash used in investing activities for the three months ended March 30, 2013 totaled $1.8 million compared with $1.4 million in the three months ended March 31, 2012. The increase in cash used in investing activities is the result of slightly higher additions to property, plant, equipment, and software during the first quarter of 2013. Cash provided by financing activities in the three months ended March 30, 2013 was $11.6 million compared with nearly no cash provided by financing activities in the three months ended March 31, 2012. Cash used in financing activities for the three months ended March 30, 2013 included payments of debt of $8.0 million, and debt issuance costs of $0.2 million, which were more than offset by new borrowings against our asset-based credit facility ("ABL") of $20.0 million. Working capital was $215.7 million at March 30, 2013 compared to $220.9 million at December 29, 2012. We continue to manage our working capital to maximize liquidity and minimize borrowings under our ABL. However, as noted above, our total debt increased by $11.8 million during the first quarter of 2013. These additional borrowings were utilized to fund operations and working capital. Our efforts to maximize liquidity and reduce borrowing include actions to manage inventories to meet current demand, reduce expenses and capital expenditures, and extend payments to third parties through delayed payments and in some cases, negotiated new terms. The decrease in accounts payable since the beginning of 2013 is primarily due to a decrease in delayed payments.
The primary items impacting our liquidity in the future are cash from operations, capital expenditures, acquisition of stores, pension funding obligations, sale of surplus assets, borrowings or payments of debt and availability under our ABL (see the Financing Arrangements section below for details on our ABL). We believe our liquidity will be sufficient to support our operations for the foreseeable future. However, if we do not have sufficient cash reserves or sufficient cash flow from our operations or if our borrowing capacity under our ABL is insufficient, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. If additional funds were to be needed, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business would suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which would significantly impact our earnings and our liquidity.
At March 30, 2013, we had $10.3 million of cash and cash equivalents and $116.8 million of debt outstanding, and subject to certain provisions as described in "Financing Arrangements" below, Total Availability to borrow up to an additional $50.1 million under the ABL. The breach of any of the provisions in the ABL or term loan could result in a default and could trigger acceleration of repayment, which would have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions of these agreements for the foreseeable future, deterioration in the economy and our results could cause us to not be in compliance with our ABL and term loan agreements.
Financing Arrangements
Long-term debt consists of the following (in millions):

	March 30, 2013	December 29, 2012
Term Loan	$49.8	$50.0
Asset-based loan	67.0	55.0
Less: current maturities	—	—
Long-term debt	$116.8	$105.0

On September 25, 2012, we refinanced our existing asset-based credit facility by entering into a new five-year asset based credit facility (the “ABL”) with a group of financial institutions and a new five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase our borrowing availability. The new ABL is a revolving facility with a commitment of $200.0 million subject to a borrowing base of certain eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow us to increase the ABL by up to $50.0 million subject to securing additional commitments from the lenders. The Term Loan is a $50.0 million secured facility. Capitalized fees incurred for both of these facilities totals $8.7 million.

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
The borrowing base is reported on the 20th day of each fiscal month based on our financial position at the end of the previous month. As of March 30, 2013, based on our February 23, 2013 financial position, we had $50.1 million of Total Availability to borrow under our ABL. Our borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1.00%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings is 1.75% and for LIBOR borrowings is 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of March 30, 2013, loans outstanding were $67.0 million with a weighted average interest rate of 3.02%.
Term Loan Facility
The Term Loan is secured by a first priority lien on substantially all of our intellectual property, real estate, fixtures, furniture and equipment and capital stock of our subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of March 30, 2013, the outstanding loan balance was $49.8 million with a weighted average interest rate of 12.20%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
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
Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. We were in compliance with all applicable ABL and Term Loan covenants as of March 30, 2013 and anticipate compliance with all covenants for the foreseeable future.
Funded Status of Qualified Defined Benefit Pension Plan
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $191.8 million at December 31, 2012, the measurement date. The projected benefit obligation calculations are dependent on various assumptions, including discount rate. The discount rate is selected based on yields of high quality bonds (rated Aa by Moody’s as of the measurement date) with cash flows matching the timing and amount of expected future benefit payments. We believe the assumptions to be reasonable; however, differences in assumptions would impact the calculated obligation. Additionally, changes in the yields of the underlying financial instruments from which the assumptions are derived may significantly impact the calculated obligation at future measurement dates. For example, at our December 31, 2012 measurement date, we used a discount rate of 5.00% to measure the projected benefit obligation. If we had used a discount rate of 5.25% or 4.75%, the projected benefit obligation and underfunded status of our pension plan would have decreased or increased by approximately $14.0 million, respectively.
On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, we have $5.0 million in remaining pension funding requirements for 2013 under the Employee Retirement Income Security Act of 1974 as of March 30, 2013.
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
Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of March 30, 2013, the total amounts remaining under lease guarantees were $2.8 million. Our estimate of probable future losses under these guaranteed leases is not material.

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
We have chosen accounting policies we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. Accounting policies we consider most critical are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 29, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan, term loan and interest income on our cash equivalents. A 10% increase on variable interest rates would result in additional interest expense of $0.2 million annually. We have no derivative financial instruments at March 30, 2013.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 30, 2013.

b)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
For a discussion of legal proceedings, refer to Part I, Note 11 to the Consolidated Financial Statements in this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors
We describe the risk factors associated with our business below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2012. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our company. You should carefully consider the risks described below in addition to all other information provided to you in this document, in our Annual Report on Form 10-K for the year ended December 29, 2012, and in our subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially and adversely affect our business, results of operations, and financial condition.
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
Our funding obligations for our qualified pension plan depend on the performance of assets held in the pension plan, changes in the discount rate used to measure the benefit obligation, and changes in government regulations applicable to our pension plan. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $191.8 million at December 31, 2012. A decrease in the fair value of plan assets, or a decrease in interest rates with a corresponding decrease in the discount rate used to measure the benefit obligation could significantly increase our funding obligation. Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans and the discount rate used to measure the benefit obligation have fluctuated significantly. Further disruptions in the financial markets could adversely impact our funding obligations in the future. In addition, the federal government has passed pension funding relief legislation which extended the time over which plan deficits may be funded and changed the method for calculating the discount rate. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity.
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
Manufacturing realignments, cost savings programs, and strategic initiatives could result in a decrease in our near-term earnings and liquidity.
We continually review our manufacturing operations and offshore sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs would likely result in a decrease in our near-term earnings and liquidity until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems, and procedures. Certain products may also be shifted from domestic manufacturing to offshore manufacturing or sourcing, and vice versa. These realignments have, and would likely in the future, result in substantial capital expenditures and costs including, among others, severance, impairment, exit, and disposal costs. Such actions, including the execution of our strategic initiatives, may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full, both of which have, and could in the future, result in a decrease in our near-term earnings and negatively impact liquidity.
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
Our availability to borrow is dependent on certain provisions of our debt agreements, including those described in Part I, Note 6 to the Consolidated Financial Statements in this Form 10-Q. The breach of any of these provisions could result in a default under our debt agreements and could trigger acceleration of repayment, which would have a significant adverse impact to our liquidity and our business. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which would have a significant adverse impact on our liquidity and our business. Also, our availability to borrow is dependent on our borrowing base calculations. Our borrowing base calculations are subject to periodic examinations by our lenders which could result in unfavorable adjustments to the borrowing base and our availability to borrow. We also intend to maintain our availability at levels which will not subject us to weekly borrowing base reporting or cash dominion. However, increases in our outstanding borrowings or decreases in the borrowing base, or a combination of both, may subject us to weekly borrowing base reporting and cash dominion requirements. In addition, if we do not obtain certain EBITDA targets for 2013 we would be subject to additional reserves against our revolving credit facility, reducing our availability. Furthermore, we maintain certain payment terms with our suppliers and vendors. In certain instances, we have deferred payments beyond the stated payment terms. If the payment terms with our suppliers and vendors decrease or if we are unable to continue to defer payments to certain suppliers, it could adversely impact our liquidity.

The Company incurred a net loss of $21.2 million in the first quarter of 2013 and a net loss of $47.3 million and $43.8 million in fiscal years 2012 and 2011, respectively and operations did not generate cash flows in these time peiods. Furthermore the Company incurred . A continued trend of operating losses and lack of cash flow generation would have an adverse effect on our financial condition and liquidity. If we do not have sufficient cash reserves, cash flow from our operations, supplier or vendor payment terms, or borrowing capacity, we may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business would suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds or settle liabilities through issuances of equity or convertible securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
During the quarter ended March 30, 2013 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.
Jan 2013: Dec 30, 2012 through Jan 26, 2013	—	$—	(2)	(2)
Feb 2013: Jan 27, 2013 through Feb 23, 2013	19,998	1.46	(2)	(2)
Mar 2013: Feb 25, 2013 through March 30, 2013	—	—	(2)	(2)
Total	19,998	$1.46
_______________________________

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended March 30, 2013.

Item 6. Exhibits

Filed
with
Exhibit		the	Incorporated by Reference
Index		Form		Filing Date	Exhibit
No.	Exhibit Description	10-Q	Form	with the SEC	No.
3.1	Restated Certificate of Incorporation of the Company, as amended		10-Q	May 14, 2002	3
3.2	By-Laws of the Company, as amended effective as of February 7, 2013		10-K	March 6, 2013	3.1
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock		8-K	August 4, 2009	3.1
4.1	Amended and Restated Stockholders Rights Agreement, dated as of June 18, 2012, between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent		8-K	June 19, 2012	4.1
10.1	Amended and Restated Executive Employment Agreement dated March 26, 2013, by and between the Company and Ralph Scozzafava		8-K	March 28, 2013	10.1
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.

(Registrant)

By:	/s/ Vance C. Johnston
Vance C. Johnston
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
	Date:	May 3, 2013