Form 10-Q
period 2013-06-29
FURNITURE BRANDS INTERNATIONAL INC
filed 2013-08-08
CIK 50957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
8,041,438 shares as of July 27, 2013

FURNITURE BRANDS INTERNATIONAL, INC.

Trademarks and trade names referred to in this filing include Broyhill, Lane, Thomasville, Drexel Heritage, Henredon, Hickory Chair, Pearson, Lane Venture, Maitland-Smith, La Barge, and Creative Interiors, among others.

PART I

Item 1. Financial Statements
FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
(unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,817	$11,869
Receivables, less allowances of $12,975 ($11,615 at December 29, 2012)	109,351	125,739
Inventories, net	226,538	244,333
Prepaid expenses and other current assets	10,021	11,287
Total current assets	354,727	393,228
Property, plant, and equipment, net	96,254	103,403
Trade names	65,339	76,105
Other assets	30,412	45,705
Total assets	$546,732	$618,441
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$108,057	$113,590
Accrued employee compensation	15,934	18,431
Other accrued expenses	33,913	40,310
Total current liabilities	157,904	172,331
Long-term debt	117,747	105,000
Deferred income taxes	17,866	18,002
Pension liability	208,671	213,295
Other long-term liabilities	47,944	55,015
Shareholders’ equity:
Preferred stock, 10,000,000 shares authorized, no par value — none issued	—	—
Common stock, 28,571,429 shares authorized, $1.00 stated value — 8,659,249 shares issued at June 29, 2013 and December 29, 2012	8,659	8,659
Paid-in capital	239,121	239,490
Retained earnings	75,760	137,784
Accumulated other comprehensive loss	(231,401)	(234,397)
Treasury stock at cost 613,047 shares at June 29, 2013 and 615,112 shares at December 29, 2012	(95,539)	(96,738)
Total shareholders’ (deficit) equity	(3,400)	54,798
Total liabilities and shareholders’ (deficit) equity	$546,732	$618,441
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$254,984	$265,474	$509,711	$552,732
Cost of sales	208,336	201,466	411,585	417,282
Gross profit	46,648	64,008	98,126	135,450
Selling, general, and administrative expenses	62,952	69,373	132,086	139,356
Impairment of assets, net of recoveries	26,883	454	28,260	478
Operating loss	(43,187)	(5,819)	(62,220)	(4,384)
Interest expense	2,481	840	4,905	1,590
Other income, net	881	99	993	303
Loss before income tax (benefit) expense	(44,787)	(6,560)	(66,132)	(5,671)
Income tax (benefit) expense	(3,966)	210	(4,108)	720
Net loss	$(40,821)	$(6,770)	$(62,024)	$(6,391)
Net loss per common share — basic and diluted	$(5.15)	$(0.86)	$(7.83)	$(0.81)

Weighted average shares of common stock outstanding - Basic	7,929	7,877	7,918	7,870
Weighted average shares of common stock outstanding - Diluted	7,929	7,877	7,918	7,870
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss	$(40,821)	$(6,770)	$(62,024)	$(6,391)
Other comprehensive income (loss):
Pension liability	2,247	1,788	4,494	3,576
Foreign currency translation	(1,481)	(699)	(1,498)	(372)
Other comprehensive income, before tax	766	1,089	2,996	3,204
Income tax expense	—	—	—	—
Other comprehensive income, net of tax	766	1,089	2,996	3,204
Total comprehensive loss	$(40,055)	$(5,681)	$(59,028)	$(3,187)
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(62,024)	$(6,391)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,917	10,166
Compensation expense related to stock option grants and restricted stock awards	837	1,205
Impairment of assets	28,173	478
Other, net	(558)	(336)
Changes in operating assets and liabilities:
Accounts receivable	16,056	(12,620)
Income taxes receivable	333	283
Inventories	17,795	(20,882)
Prepaid expenses and other assets	2,397	(787)
Accounts payable and other accrued expenses	(14,452)	30,490
Deferred income taxes	(83)	544
Long-term liabilities	(7,074)	(5,155)
Net cash used by operating activities	(10,683)	(3,005)
Cash flows from investing activities:
Additions to property, plant, equipment, and software	(7,284)	(3,469)
Proceeds from the disposal of assets	2,348	114
Net cash used in investing activities	(4,936)	(3,355)
Cash flows from financing activities:
Payments of long-term debt	(22,000)	—
Payments of term loan debt	(253)	—
Payments for debt issuance costs	(172)	—
Proceeds from the issuance of long term debt	35,000	—
Other	(8)	43
Net cash provided by financing activities	12,567	43
Net decrease in cash and cash equivalents	(3,052)	(6,317)
Cash and cash equivalents at beginning of period	11,869	25,387
Cash and cash equivalents at end of period	$8,817	$19,070
Supplemental disclosure:
Cash payments (refunds) for income taxes, net	$428	$(163)
Cash payments for interest expense	$4,891	$1,643
See accompanying notes to consolidated financial statements.

FURNITURE BRANDS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)
(unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Furniture Brands International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and such principles are applied on a basis consistent with those reflected in our 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"). The year end balance sheet data was derived from audited financial statements. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) which management considers necessary for a fair presentation of the results of the periods presented. These financial statements have been prepared on a condensed basis pursuant to the rules and regulations of the SEC, and accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 29, 2012. The consolidated financial statements consist of the accounts of our Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Financial information reported in prior periods is reflected in a manner consistent with the current period presentation. The results for the three and six months ended June 29, 2013 are not necessarily indicative of the results which will occur for the full fiscal year ending December 28, 2013.
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
In May 2013, the Company declared a one for seven reverse stock split. As a result, all common share, option, and restricted stock amounts and related per share amounts have been restated for all periods presented to give effect to the reverse stock split.

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
Restructuring and asset impairment charges associated with these measures include the following:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Restructuring charges:
Facility costs to shutdown, cleanup, and vacate	$—	$—	$40	$—
Termination benefit expense (credit)	(641)	1,358	(641)	1,506
Closed store occupancy and lease costs	48	564	1,376	1,503
	(593)	1,922	775	3,009
Impairment charges, net of recoveries	16,123	454	17,500	477
	$15,530	$2,376	$18,275	$3,486

Statement of Operations classification:
Cost of sales	$(386)	$—	$(346)	$—
Selling, general, and administrative expenses	(207)	1,922	1,121	3,009
Impairment of assets, net of recoveries	16,123	454	17,500	477
	$15,530	$2,376	$18,275	$3,486

Asset impairment charges were recorded to reflect the abandonment of certain capitalized costs related to a company-wide software implementation and to reduce the carrying value of closed facilities and related assets to their net realizable value. The determination of impairment charges for closed facilities is based primarily upon (i) consultations with real estate brokers, (ii) proceeds from recent sales of Company facilities, and (iii) the market prices being obtained for similar long-lived assets. During the quarter ended June 29, 2013, the Company made the decision to abandon its plan to implement certain software programs across the entire organization. As a result, certain assets related to the company-wide software implementation were abandoned and the related book value was written off. Certain software implementation costs capitalized as part of the aforementioned plan will remain capitalized, because these assets will be placed in service and amortized over their remaining useful lives. Qualifying assets related to restructuring are recorded as assets held for sale within Other Assets in the Consolidated Balance Sheets until sold. Total assets held for sale were $3,830 at June 29, 2013 and $4,900 at December 29, 2012.
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
Activity in the accrual for closed store lease liabilities was as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
Accrual for closed store lease liabilities at beginning of period	$11,045	$16,029
Charges (credit) to expense	306	(75)
Less cash payments	3,136	1,371
Accrual for closed store lease liabilities at end of period	$8,215	$14,583
At June 29, 2013, $3,766 of the accrual for closed store lease liabilities is classified as other accrued expenses, with the remaining balance in Other Long-term Liabilities.
Remaining minimum payments under operating leases for closed stores as of June 29, 2013 are as follows:

Minimum
Lease
Payments —
Year	Closed Stores
2013	$2,729
2014	5,039
2015	2,891
2016	1,085
2017	357
thereafter	—
$12,101
Activity in the accrual for termination benefits was as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
Accrual for termination benefits at beginning of period	$3,781	$748
Charges (credit) to expense	(641)	1,358
Less cash payments	666	444
Accrual for termination benefits at end of period	$2,474	$1,662
The accrual for termination benefits at June 29, 2013 is classified as Accrued Employee Compensation.

3.	INVENTORIES
Inventories are summarized as follows:

	June 29, 2013	December 29, 2012
Finished products	$132,911	$142,900
Work-in-process	14,304	15,840
Raw materials	79,323	85,593
	$226,538	$244,333

4.	PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment consist of the following:

	June 29, 2013	December 29, 2012
Land	$8,346	$9,007
Buildings and improvements	174,070	175,581
Machinery and equipment	193,737	193,200
	376,153	377,788
Less accumulated depreciation	279,899	274,385
	$96,254	$103,403
Depreciation expense was $3,502 and $4,092 for the three months ended June 29, 2013 and June 30, 2012, respectively. Depreciation expense was $7,032 and $7,961 for the six months ended June 29, 2013 and June 30, 2012, respectively.

5.	TRADE NAMES
Trade names activity is as follows:

	Three Months Ended
	June 29, 2013	December 29, 2012
Beginning balance of trade names	$76,105	$77,508
Impairment	(10,766)	(1,403)
Ending balance of trade names	$65,339	$76,105
Our trade names are tested for impairment annually in the fourth fiscal quarter. Trade names and long-lived assets are also tested for impairment whenever events or changes in circumstances indicate that the asset may be impaired. Each quarter, we assess whether events or changes in circumstances indicate a potential impairment of these assets considering many factors, including significant changes in market capitalization, cash flow or projected cash flow, the condition of assets, and the manner in which assets are used.
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
We tested our trade names for impairment in the second quarter of 2013 primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $10,766 caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names in the second quarter of 2013 was caused by a decrease in projected sales, an increase in the discount rate and a decrease in the royalty rate used in our valuation calculations.
In accordance with our policy we tested our trade names for impairment in the fourth quarter of 2012. As a result, we recorded an impairment charge of $1,403 caused by the carrying value being greater than the fair value of certain trade names. The decrease in the fair value of these trade names in 2012 was primarily caused by a decrease in projected sales.
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
We determine royalty rates for each trade name considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions.
Weighted average net sales streams are calculated for each trade name based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Projected net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales.
The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 15.8% in the second quarter of 2013 and 15.5% in the fourth quarter of 2012, and we recorded impairment charges of $10,766 in the second quarter of 2013 and $1,403 in the fourth quarter of 2012, which are included in Impairment of assets, net of recoveries on the Consolidated Statement of Operations. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy.

6.	LONG-TERM DEBT
Long-term debt consists of the following:

	June 29, 2013	December 29, 2012
Term loan	$49,747	$50,000
Asset-based loan	68,000	55,000
Less: current maturities	—	—
Long-term debt	$117,747	$105,000

On September 25, 2012 (the "effective date"), the Company refinanced its existing asset-based credit facility by entering into a five-year asset based credit facility (the “ABL”) with a group of financial institutions and a five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase the Company's borrowing availability. The ABL is a revolving facility with a commitment of $200,000 subject to a borrowing base of eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow the Company to increase the ABL by up to $50,000 subject to securing additional commitments from the lenders. The Term Loan is a $50,000 secured facility. Capitalized fees incurred for both of these facilities totaled $8,670.

Asset-Based Revolving Credit Facility
The ABL provides for the issuance of letters of credit and cash borrowings, and is secured by a first priority lien on the Company's accounts receivable, inventory, cash deposit and securities accounts and certain related assets (the “ABL Collateral”), and a second priority lien on the Term Loan priority collateral described below. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory, less a $25,000 availability block and certain reserves set forth in the ABL agreement (the “Borrowing Base”). The amount of the Borrowing Base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability (“Total Availability”). Certain covenants and restrictions, including cash dominion and weekly borrowing base reporting would become effective if Total Availability falls below various thresholds. Weekly borrowing base reporting is triggered if Total Availability is less than the greater of (i) $25,000 and (ii) 12.50% of the aggregate ABL commitments. Cash Dominion is triggered if Total Availability is less than the greater of (i) 5.00% of the aggregate ABL commitments and (ii) $10,000. The ABL contains certain negative covenants which limit or restrict the Company's ability to among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The ABL also includes customary representations and warranties of the Company, imposes on the Company certain affirmative covenants, and includes other typical provisions. The ABL does not contain any financial maintenance covenant tests.
The borrowing base is reported on the 20th day of each fiscal month based on the Company's financial position at the end of the previous month. As of June 29, 2013, based on our May 25, 2013 financial position, we had $36,753 of Total Availability to borrow under our ABL. Our borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and our availability under the ABL.

The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings was 1.75% and for LIBOR borrowings was 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of June 29, 2013, loans outstanding were $68,000 with a weighted average interest rate of 3.01%.
Term Loan Facility
The Term Loan is guaranteed by all of the Company's material domestic subsidiaries and is secured by a first priority lien on substantially all of the Company's intellectual property, real estate, fixtures, furniture and equipment and capital stock of the Company's subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of June 29, 2013, the outstanding loan balance was $49,747 with a weighted average interest rate of 12.20%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
The Term Loan contains certain negative covenants which limit or restrict the Company's ability to, from among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The Term Loan also includes customary representations and warranties, imposes certain affirmative covenants on us, and includes other typical provisions such as mandatory prepayments of the term loan debt equal to the proceeds from the sale of most of the company's assets.
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
We currently expect that we will have negative EBITDA for 2013, and as a result, will have an additional reserve of $10,000 taken against the ABL Borrowing Base unless our term loan lender grants us a waiver of this requirement. There can be no assurance that our term lender would grant us a waiver, in which case our availability on the ABL Borrowing Base would be reduced by $10,000 in January of 2014.

Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. The Company was in compliance with all applicable ABL and Term Loan covenants as of June 29, 2013 and provided that we receive the waivers set forth herein, anticipate compliance with all covenants for the foreseeable future.

In the second quarter of 2013, the original lenders of the Term Loan assigned their entire interest in the Term Loan to an affiliate of Oaktree Capital Group, LLC. In May 2013 and July 2013, we also entered into two amendments to our ABL and Term Loan to allow us to finance certain insurance premiums secured by the unearned insurance premiums associated with the financed policies. These amendments are attached as exhibits to this Form 10-Q.

7.	LIQUIDITY

The primary items impacting our liquidity in the future are net cash from operations, capital expenditures, pension funding obligations, possible sale of non-core or underperforming assets, interest expense and borrowings or payments of debt, availability under our ABL and the availability of trade credit. We continue to face a number of substantial business and liquidity challenges including aggressive price competition, especially in the lower end of the middle tier of the furniture market, higher interest payments, management of trade credit, and the cost to execute our strategic initiatives. In addition, we have several matters negatively impacting our cash flow, including an underfunded pension plan and rent and occupancy payments for closed retail stores and facilities. Further, our sales and gross margin have continued to decline. Sales decreased 4.0% and 7.8% in the three and six months ended June 29, 2013 compared to the three and six months ended June 30, 2012, respectively. Gross margin reported for the six months ended June 29, 2013 decreased to 19.3% compared to 24.5% in the six months ended June 30, 2012.
Our continuing efforts to improve liquidity include actions to manage inventories to meet current demand, reduce expenses and capital expenditures, and extend payments to third parties through delayed payments. There can be no assurance that the Company will be able to continue to extend payments to third parties through delayed payments.

We are actively seeking to address these challenges in our business and liquidity through a variety of strategic initiatives, including the working capital and liquidity initiatives described above, cost cutting initiatives, asset sales, possible modifications of our credit facilities and other alternatives including the possible restructuring of our business and obligations.
We are pursuing various cost reduction initiatives with the assistance of third party advisors, some of which include facility consolidation, reductions in force and reductions in controllable costs. In addition, we completed a thorough review of our portfolio of brands with the assistance of third party advisors and are in the process of executing on specific initiatives that were the outcome of this review, including the proposed sale of underperforming assets and additional non-core assets. There is uncertainty regarding whether we can, and we can provide no assurance that we will, successfully identify and implement these strategic initiatives.
We are also exploring options with our lenders to modify our credit facilities to improve our liquidity. This includes the request of waivers of certain provisions in our existing credit facilities related to weekly borrowing base reporting, mandatory prepayment requirements equal to the proceeds of certain asset sales and the term loan EBITDA performance reserve requirement, each of which are described more fully under Note 6 to the Consolidated Financial Statements in this Form 10-Q. While we are exploring options with our lenders, there can be no assurance that we will be able to modify our credit facilities or obtain waivers from our lenders. In the event that we are unable to amend our credit facilities, our liquidity will be adversely impacted and our business, financial condition and prospects would also materially suffer.
Our most significant sources of liquidity are cash generated from working capital and borrowings from our ABL. During the first half of fiscal 2013, our Total Availability under our ABL declined from $75,392 at December 29, 2012 to $36,753 at June 29, 2013. Total Availability is less the $25,000 availability block described in Note 6 to the Consolidated Financial Statements in this Form 10-Q. Total Availability under our ABL is expected to continue to decline in the third quarter in part due to the recent completion of an inventory appraisal by our lenders, which reduced the liquidation value of our inventory and ultimately, the amount that we are able to borrow under our ABL, and our continued borrowing under our ABL. As a result, we anticipate that we will fall below $25,000 of Total Availability in the third quarter, which will trigger weekly borrowing-base reporting requirements under our ABL and require us to provide additional reserves which we estimate could reduce Total Availability by $3,000 to $5,000. If we are unable to meet the weekly borrowing-base reporting requirements or if we are unable to obtain a waiver, we would be in default of our ABL and we can provide no assurance that we will be able to obtain such a waiver. If we are in default under our ABL, our lenders could take several actions up to and including acceleration of the payment of our debt. In addition, if we fall below $10,000 of Total Availability, we would trigger cash dominion requirements under our ABL. Furthermore, we currently expect that we will have negative EBITDA for 2013, and as a result, will have an additional reserve of $10,000 taken against the ABL Borrowing Base, thereby further reducing our Total Availability by $10,000 unless our term loan lender grants us a waiver of this requirement.
We have no financial maintenance covenants related to our debt. Our total liquidity at June 29, 2013 was $45,570, which consists of $36,753 of availability under our ABL and $8,817 of cash and cash equivalents. Our ability to fund our current operations, including capital investments, scheduled interest payments, and benefit plans for the foreseeable future is dependent upon the identification and successful implementation of the initiatives and modifications to our credit facilities described above. There is uncertainty regarding whether we can, and we can provide no assurance that we will, successfully identify and implement these initiatives and modifications to our credit facilities. Absent the successful identification and implementation of these initiatives and modifications to our credit facilities, there is significant uncertainty about whether we will have sufficient liquidity to support our current operations for the foreseeable future. This uncertainty has not been reflected in these financial statements.

8.	EMPLOYEE BENEFITS
We sponsor or contribute to retirement plans covering substantially all employees. The expenses related to these plans were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Defined benefit plans	$1,383	$1,593	$2,766	$3,186
Defined contribution plan (401k plan) — company match	749	723	1,400	1,429
Other	582	462	1,164	918
	$2,714	$2,778	$5,330	$5,533

The components of net periodic pension expense for the Company-sponsored defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest cost	$5,394	$6,058	$10,788	$12,116
Expected return on plan assets	(6,258)	(6,268)	(12,516)	(12,536)
Net amortization and deferral	2,247	1,803	4,494	3,606
Net periodic pension expense	$1,383	$1,593	$2,766	$3,186
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
The projected benefit obligation of our qualified defined benefit pension plan exceeded the fair value of plan assets by $191,793 at December 31, 2012, the measurement date. On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, we have $3,600 in remaining funding requirements for 2013 under the Employee Retirement Income Security Act of 1974 (“ERISA”) as of June 29, 2013.
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

9.	EARNINGS PER SHARE
Weighted average shares used in the computation of basic and diluted earnings (loss) per common share are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average shares used for basic loss per common share	7,929	7,877	7,918	7,870
Effect of dilutive stock options and restricted stock	—	—	—	—
Weighted average shares used for diluted loss per common share	7,929	7,877	7,918	7,870

For the three and six months ended June 29, 2013 and June 30, 2012 all potentially dilutive securities are excluded from the calculation of diluted earnings (loss) per share as we generated a net loss for the period. For the period ended June 29, 2013, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 590 shares at an average price of $30.45 per share and 115 shares of restricted stock. For the period ended June 30, 2012, securities excluded from the calculation of diluted earnings (loss) per share, because their inclusion would be antidilutive, include options to purchase 274 shares at an average price of $66.29 per share and 225 shares of restricted stock.
On May 24, 2013, the Company filed an amendment to its Restated Certificate of Incorporation with the Delaware Secretary of State to effect a one for seven reverse stock split of the Company's outstanding common stock, no par value per share, and to decrease the number of shares of the Company's common stock authorized for issuance from 200,000 to 28,571. The Company's common stock began trading on a split-adjusted basis on May 29, 2013. Each stockholder's percentage ownership in the Company and proportional voting power was unaffected by the reverse stock split, except for minor changes and adjustments resulting from the treatment of fractional shares. The reverse stock split was approved at the annual meeting of stockholders held on May 2, 2013 where the stockholders authorized the Board of Directors to proceed with a reverse split. As a result of the reverse split, all common share, option, and restricted stock amounts and related per share amounts have been restated for all periods presented to give effect to the reverse stock split.

10.	INCOME TAXES
We file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-U.S. income tax audit examinations by tax authorities for years before 2008. On March 20, 2013, the Company and the IRS Appeals Office reached a settlement of issues raised during the IRS federal income tax audit for calendar years 2005 through 2009.  The impact of the agreement is included in the year to date financial statements and reflect the settlement of uncertain tax positions related to those tax years. We also have state examinations in progress.
We recognized income tax benefit of $3,966 and an expense of $210 in the three months ended June 29, 2013 and June 30, 2012, respectively. We recognized income tax benefit of $4,108 and an income tax expense of $720 in the six months ended June 29, 2013 and June 30, 2012, respectively. In all periods, income tax expense includes 1) the effects of a valuation allowance maintained for federal and certain state deferred tax assets including net operating loss carry forwards, 2) expense for jurisdictions where we generated income but do not have net operating loss carry forwards available, 3) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales, and 4) expense related to unrecognized tax benefits.
At June 29, 2013, the deferred tax assets attributable to federal net operating loss carry forwards were $98,376, state net operating loss carry forwards were $34,472, federal tax credit carry forwards were $360, and state tax credit carry forwards were $213. The federal net operating loss carry forwards begin to expire in the year 2028, state net operating loss carry forwards generally start to expire in the year 2021, and tax credit carry forwards are subject to certain limitations. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.
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
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 29, 2013, the total amounts remaining under lease guarantees were $2,447. Our estimate of probable future losses under these guaranteed leases is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, our strategic initiatives to address the challenges in our business and liquidity, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this and previous filings including but not limited to the “Risk Factors” in Part II, Item 1A of this Form 10-Q and the "Financial Condition and Liquidity" subsection below.
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

Business Trends and Strategy
Sales decreased 4.0% in the second quarter of 2013 compared to the second quarter of 2012 and sales decreased 7.8% in the six months ended June 29, 2013 compared to the six months ended June 30, 2012. Based on this comparison, sales for our brands that specialize in premium-priced offerings generally outperformed sales for our brands that focus more on low and mid-priced offerings and sales of upholstery products generally outperformed sales of case goods.

We believe sales continue to be depressed as a result of a sluggish recovery in the U.S. economy, continuing high unemployment, depressed housing prices, tight consumer lending practices, the reluctance of some households to use available credit for big ticket purchases including furniture, and continuing volatility in the retail market. Further, some of our larger brands have lost some of their market share primarily due to suppliers who are able to produce similar products at lower costs. To offset this, we have continued to take significant steps to improve our business, and we continue to take actions to reduce costs, manage liquidity, and drive profitable sales. We have made numerous cost elimination decisions to enable us to invest in new products and effective marketing as we focus on top-line sales for the future. We have consolidated our domestic operations with the closing and selling of excess manufacturing, warehouse, and office properties. We have made investments in our offshore manufacturing facilities, and have reduced our manufacturing costs through the implementation of lean manufacturing methods and through strategic sourcing relationships with suppliers that leverage our scale.
We also recently retained third party advisors to assist us with further cost reduction initiatives, including additional reductions in controllable costs and the sale of non-core assets, and to assist us with a thorough review of our portfolio of brands and the execution on specific initiatives that were the outcome of this review, including the proposed sale of underperforming and additional non-core assets.
While we believe that these initiatives will positively impact our financial performance, we remain cautious about the future financial performance of the company as we cannot predict how long the retail environment will remain weak and whether we will be successful in implementing these additional initiatives.

Results of Operations
As an aid to understanding our results of operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended
	June 29, 2013		June 30, 2012
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$255.0	100.0%	$265.5	100.0%
Cost of sales	208.3	81.7	201.5	75.9
Gross profit	46.6	18.3	64.0	24.1
Selling, general, and administrative expenses	63.0	24.7	69.4	26.1
Impairment of assets, net of recoveries	26.9	10.5	0.5	0.2
Operating loss	(43.2)	(16.9)	(5.8)	(2.2)
Interest expense	2.5	1.0	0.8	0.3
Other income, net	0.9	0.3	0.1	—
Loss before income tax (benefit) expense	(44.8)	(17.6)	(6.6)	(2.5)
Income tax (benefit) expense	(4.0)	(1.6)	0.2	0.1
Net loss	$(40.8)	(16.0)%	$(6.8)	(2.6)%
Net loss per common share — basic and diluted	$(5.15)		$(0.86)

	Six Months Ended
	June 29, 2013		June 30, 2012
		% of		% of
(in millions, except per share data)	Dollars	Net Sales	Dollars	Net Sales
Net sales	$509.7	100.0%	$552.7	100.0%
Cost of sales	411.6	80.7	417.3	75.5
Gross profit	98.1	19.3	135.5	24.5
Selling, general, and administrative expenses	132.1	25.9	139.4	25.2
Impairment of assets, net of recoveries	28.3	5.5	0.5	0.1
Operating loss	(62.2)	(12.2)	(4.4)	(0.8)
Interest expense	4.9	1.0	1.6	0.3
Other income, net	1.0	0.2	0.3	0.1
Loss before income tax (benefit) expense	(66.1)	(13.0)	(5.7)	(1.0)
Income tax (benefit) expense	(4.1)	(0.8)	0.7	0.1
Net loss	$(62.0)	(12.2)%	$(6.4)	(1.2)%
Net loss per common share — basic and diluted	$(7.83)		$(0.81)
Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012
Net sales for the three months ended June 29, 2013 were $255.0 million compared to $265.5 million in the three months ended June 30, 2012, a decrease of $10.5 million or 4.0%. The decrease in net sales was the result of continued weak retail conditions and loss of market share by some of our larger brands primarily due to suppliers who are able to produce similar products at lower costs.
Gross profit for the three months ended June 29, 2013 was $46.6 million compared to $64.0 million in the three months ended June 30, 2012. The decrease in gross profit was primarily due to a decrease in net sales driven by lower volume and the related deleveraging of fixed manufacturing costs ($11.1 million) and by discounts, including the additional clearance of older inventory and product that is being replaced ($2.5 million), in addition to charges from inventory write-downs and product rationalization ($2.4 million) and increased employee benefit costs ($1.2 million). Gross margin for the three months ended June 29, 2013 decreased to 18.3% compared to 24.1% in the three months ended June 30, 2012, primarily due to the items discussed above.

Selling, general, and administrative expenses decreased to $63.0 million in the three months ended June 29, 2013 compared to $69.4 million in the three months ended June 30, 2012, primarily due to lower compensation expense ($5.3 million) and advertising costs ($2.3 million), partially offset by an increase in bad debt expense ($2.0 million) related to recoveries in the prior year period of receivables previously considered uncollectible.
Asset impairments, net of recoveries, were $26.9 million for the three months ended June 29, 2013 compared to $0.5 million for the three months ended June 30, 2012. The current year expense is comprised of charges related to the abandonment of capitalized assets related to a company-wide software implementation ($15.7 million), trade name impairments ($10.8 million) and impairments to assets held for sale driven by closed properties which had book values in excess of appraised fair market values ($0.4 million). The prior year expense was comprised completely of impairments to assets held for sale driven by closed properties which had book values in excess of appraised fair market values.
Interest expense was $2.5 million in the three months ended June 29, 2013 compared to $0.8 million in the three months ended June 30, 2012. The increase in interest expense was primarily due to the increased interest rate on higher debt and closing cost amortization related to the debt refinancing in September 2012.
Net loss per common share was $5.15 for the three months ended June 29, 2013 compared to a net loss per common share of $0.86 for the three months ended June 30, 2012, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 7.93 million for the three months ended June 29, 2013 and 7.88 million for the three months ended June 30, 2012.
Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012
Net sales for the six months ended June 29, 2013 were $509.7 million compared to $552.7 million in the six months ended June 30, 2012, a decrease of $43.0 million or 7.8%. The decrease in net sales was the result of continued weak retail conditions and loss of market share by some of our larger brands primarily due to suppliers who are able to produce similar products at lower costs.
Gross profit for the six months ended June 29, 2013 was $98.1 million compared to $135.5 million in the six months ended June 30, 2012. The decrease in gross profit was primarily due to a decrease in net sales driven by lower volume and the related deleveraging of fixed manufacturing costs ($24.5 million) and by discounts, including the additional clearance of older inventory and product that is being replaced ($3.1 million), in addition to charges from inventory write-downs and product rationalization ($5.1 million) and increased employee benefit costs ($2.4 million). Gross margin for the six months ended June 29, 2013 decreased to 19.3% compared to 24.5% in the six months ended June 30, 2012, primarily due to the items discussed above.
Selling, general, and administrative expenses decreased to $132.1 million in the six months ended June 29, 2013 compared to $139.4 million in the six months ended June 30, 2012, primarily due to lower compensation expense ($7.4 million) and lower depreciation expense ($1.6 million), partially offset by an increase in bad debt expense ($1.5 million) related to recoveries in the prior year period of receivables previously considered uncollectible.
Asset impairments, net of recoveries were $28.3 million for the six months ended June 29, 2013 compared to $0.5 million for the six months ended June 30, 2012. The current year expense is comprised of charges related to the abandonment of capitalized assets related to a company-wide software implementation ($15.7 million), trade name impairments ($10.8 million) and impairments to assets held for sale driven by closed properties which had book values in excess of appraised fair market values ($1.7 million). The prior year expense was comprised completely of impairments to assets held for sale driven by closed properties which had book values in excess of appraised fair market values.
Interest expense was $4.9 million in the six months ended June 29, 2013 compared to $1.6 million in the six months ended June 30, 2012. The increase in interest expense was primarily due to the increased interest rate on higher debt and closing cost amortization related to the debt refinancing in September 2012.
Net loss per common share was $7.83 for the six months ended June 29, 2013 compared to a net loss per common share of $0.81 for the three months ended June 30, 2012, on both a basic and diluted basis. Weighted average shares outstanding used in the calculation of net loss per common share on a diluted basis was 7.92 million for the six months ended June 29, 2013 and 7.87 million for the six months ended June 30, 2012.

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

	Thomasville Stores (a)		All Other Retail Locations (b)
	Three Months Ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$26.4	$25.6	$8.7	$8.6
Cost of sales	16.4	15.1	6.6	5.7
Gross profit	10.0	10.4	2.1	3.0
Selling, general and administrative expenses — open stores	15.4	14.7	3.9	4.1
Operating loss — open stores (c)	(5.4)	(4.3)	(1.8)	(1.2)
Selling, general and administrative expenses — closed stores (d)	—	—	0.1	0.6
Operating loss - retail operations (c)	$(5.4)	$(4.3)	$(1.9)	$(1.7)

Number of open stores and showrooms at end of period	49	48	14	16
Number of closed locations at end of period	—	—	17	21

Same-store-sales (e):
Percentage increase/(decrease)	5%	(7)%	(f)	(f)
Number of stores	44	44

	Thomasville Stores (a)		All Other Retail Locations (b)
	Six Months Ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$53.3	$53.0	$17.1	$16.7
Cost of sales	32.5	30.8	12.4	10.7
Gross profit	20.8	22.2	4.8	6.0
Selling, general and administrative expenses — open stores	31.4	29.6	7.9	8.1
Operating loss — open stores (c)	(10.6)	(7.3)	(3.2)	(2.1)
Selling, general and administrative expenses — closed stores (d)	—	—	1.4	1.5
Operating loss - retail operations (c)	$(10.6)	$(7.3)	$(4.6)	$(3.6)

Same-store-sales (e):
Percentage increase/(decrease)	1%	(4)%	(f)	(f)
Number of stores	46	44

____________________________

a)	This supplemental data includes company-owned Thomasville retail store locations that were open during the three and six months ended June 29, 2013 and June 30, 2012.

b)	This supplemental data includes all company-owned retail locations other than open Thomasville stores (“all other retail locations”).

c)	Operating loss does not include our wholesale profit on the above retail net sales.

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

f)
Same-store-sales information is not meaningful and is not presented for all other retail locations because results include retail store locations of multiple brands, including four Drexel Heritage stores, one Henredon store, one Broyhill store, and eight designer showrooms at June 29, 2013; and other than designer showrooms, it is not one of our long-term strategic initiatives to grow non-Thomasville brand company-owned retail locations.

In addition to the above company-owned stores, there were 50 Thomasville dealer-owned stores at June 29, 2013.

Financial Condition and Liquidity
Liquidity
Cash and cash equivalents at June 29, 2013 totaled $8.8 million, compared to $11.9 million at December 29, 2012. Net cash used by operating activities totaled $10.7 million in the six months ended June 29, 2013 compared with net cash used by operating activities of $3.0 million in the six months ended June 30, 2012. The decrease in cash flow from operations in the six months ended June 29, 2013 compared to the six months ended June 30, 2012 was primarily driven by a higher net loss for the period and a decrease in accounts payable and accrued expenses, largely offset by a decrease in accounts receivable and inventory. Net cash used in investing activities for the six months ended June 29, 2013 totaled $4.9 million compared with $3.4 million in the six months ended June 30, 2012. The increase in cash used in investing activities is the result of higher additions to property, plant, equipment, and software during the first half of 2013, slightly offset by proceeds from the disposal of assets. Cash provided by financing activities in the six months ended June 29, 2013 was $12.6 million compared with nearly no cash provided by financing activities in the six months ended June 30, 2012. Cash provided by financing activities for the six months ended June 29, 2013 included payments of debt of $22.0 million, and debt issuance costs of $0.2 million, which were more than offset by new borrowings against our asset-based credit facility ("ABL") of $35.0 million. Working capital was $196.8 million at June 29, 2013 compared to $220.9 million at December 29, 2012. We continue to manage our working capital to maximize our liquidity. Our continuing efforts to improve liquidity include actions to manage inventories to meet current demand, reduce expenses and capital expenditures, and extend payments to third parties through delayed payments. There can be no assurance that the Company will be able to continue to extend payments to third parties through delayed payments. As noted above, our total debt increased by $12.7 million during the first half of 2013. These additional borrowings were utilized to fund operations.
The primary items impacting our liquidity in the future are net cash from operations, capital expenditures, pension funding obligations, possible sale of non-core or underperforming assets, interest expense and borrowings or payments of debt, availability under our ABL and the availability of trade credit. We continue to face a number of substantial business and liquidity challenges including aggressive price competition, especially in the lower end of the middle tier of the furniture market, higher interest payments, management of trade credit, and the cost to execute our strategic initiatives. In addition, we have several matters negatively impacting our cash flow, including an underfunded pension plan and rent and occupancy payments for closed retail stores and facilities. Further, our sales and gross margins have continued to decline. Sales decreased 4.0% and 7.8% in the three and six months ended June 29, 2013 compared to the three and six months ended June 30, 2012, respectively. Gross margin reported for the six months ended June 29, 2013 decreased to 19.3% compared to 24.5% in the six months ended June 30, 2012.
We are actively seeking to address these challenges in our business and liquidity through a variety of strategic initiatives, including the working capital and liquidity initiatives described above, cost cutting initiatives, asset sales, possible modifications of our credit facilities and other alternatives including the possible restructuring of our business and obligations.
We are pursuing various cost reduction initiatives with the assistance of third party advisors, some of which include facility consolidation, reductions in force and reductions in controllable costs. In addition, we completed a thorough review of our portfolio of brands with the assistance of third party advisors and are in the process of executing on specific initiatives that were the outcome of this review, including the proposed sale of underperforming assets and additional non-core assets. There is uncertainty regarding whether we can, and we can provide no assurance that we will, successfully identify and implement these strategic initiatives.
We are also exploring options with our lenders to modify our credit facilities to improve our liquidity. This includes the request of waivers of certain provisions in our existing credit facilities related to weekly borrowing base reporting, mandatory prepayment requirements equal to the proceeds of certain asset sales and the term loan EBITDA performance reserve requirement, each of which are described more fully under the "Financing Arrangements" subsection in this Form 10-Q. While we are exploring options with our lenders, there can be no assurance that we will be able to modify our credit facilities or obtain waivers from our lenders. In the event that we are unable to modify our credit facilities, our liquidity will be adversely impacted and our business, financial condition and prospects would also materially suffer.

Our most significant sources of liquidity are cash generated from working capital and borrowings from our ABL. During the first half of fiscal 2013, our Total Availability under our ABL declined from $75.4 million at December 29, 2012 to $36.8 million at June 29, 2013. Total Availability is less the $25 million availability block described in the "Financing Arrangements" subsection below. Total Availability under our ABL is expected to continue to decline in the third quarter in part due to the recent completion of an inventory appraisal by our lenders, which reduced the liquidation value of our inventory and ultimately, the amount that we are able to borrow under our ABL, and our continued borrowing under our ABL. As a result, we anticipate that we will fall below $25.0 million of Total Availability in the third quarter, which will trigger weekly borrowing-base reporting requirements under our ABL and require us to provide additional reserves which we estimate could reduce Total Availability by $3.0 million to $5.0 million. If we are unable to meet the weekly borrowing-base reporting requirements or if we are unable to obtain a waiver, we would be in default of our ABL and we can provide no assurance that we will be able to obtain such a waiver. If we are in default under our ABL, our lenders could take several actions up to and including acceleration of the payment of our debt. In addition, if we fall below $10.0 million of Total Availability, we would trigger cash dominion requirements under our ABL. Furthermore, we currently expect that we will have negative EBITDA for 2013, and as a result, will have an additional reserve of $10.0 million taken against the ABL Borrowing Base, thereby further reducing our Total Availability by $10.0 million unless our term loan lender grants us a waiver of this requirement.
We have no financial maintenance covenants related to our debt. Our total liquidity at June 29, 2013 was $45.6 million, which consists of $36.8 million of Total Availability under our ABL and $8.8 million of cash and cash equivalents. Our ability to fund our current operations, including capital investments, scheduled interest payments, and benefit plans for the foreseeable future is dependent upon the identification and successful implementation of the initiatives and modifications to our credit facilities described above. There is uncertainty regarding whether we can, and we can provide no assurance that we will, successfully identify and implement these initiatives and modifications to our credit facilities. Absent the successful identification and implementation of these initiatives and modifications to our credit facilities, there is significant uncertainty about whether we will have sufficient liquidity to support our current operations for the foreseeable future.
Financing Arrangements
Long-term debt consists of the following (in millions):

	June 29, 2013	December 29, 2012
Term loan	$49.7	$50.0
Asset-based loan	68.0	55.0
Less: current maturities	—	—
Long-term debt	$117.7	$105.0

On September 25, 2012, we refinanced our existing asset-based credit facility by entering into a five-year asset based credit facility (the “ABL”) with a group of financial institutions and a five-year Term Loan Agreement (the “Term Loan”) in order to provide financial flexibility and increase our borrowing availability. The ABL is a revolving facility with a commitment of $200.0 million subject to a borrowing base of certain eligible accounts receivable and inventory. The ABL also includes an accordion feature that will allow us to increase the ABL by up to $50.0 million subject to securing additional commitments from the lenders. The Term Loan is a $50.0 million secured facility. Capitalized fees incurred for both of these facilities totals $8.7 million.

Asset-Based Revolving Credit Facility
The ABL provides for the issuance of letters of credit and cash borrowings, and is secured by a first priority lien on our accounts receivable, inventory, cash deposit and securities accounts and certain related assets (the “ABL Collateral”), and a second priority lien on the Term Loan priority collateral described below. The issuance of letters of credit and cash borrowings are limited by the level of a borrowing base consisting of eligible accounts receivable and inventory, less a $25.0 million availability block and certain reserves set forth in the ABL agreement (the “Borrowing Base”). The amount of the Borrowing Base above the current level of letters of credit and cash borrowings outstanding represents the total borrowing availability (“Total Availability”). Certain covenants and restrictions, including cash dominion and weekly borrowing base reporting would become effective if Total Availability falls below various thresholds. Weekly borrowing base reporting is triggered if Total Availability is less than the greater of (i) $25.0 million and (ii) 12.50% of the aggregate ABL commitments. Cash Dominion is triggered if Total Availability is less than the greater of (i) 5.00% of the aggregate ABL commitments and (ii) $10.0 million. The ABL contains certain negative covenants which limit or restrict our ability to among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The ABL also includes customary representations and warranties , imposes certain affirmative covenants on us, and includes other typical provisions. The ABL does not contain any financial maintenance covenant tests.

The borrowing base is reported on the 20th day of each fiscal month based on our financial position at the end of the previous month. As of June 29, 2013, based on our May 25, 2013 financial position, we had $36.8 million of Total Availability to borrow under our ABL. Our borrowing base calculations are subject to periodic examinations by the financial institutions, which can result in adjustments to the borrowing base and our availability under the ABL.
The interest rate on cash borrowings outstanding under the ABL is either (i) a base rate (the greater of the prime rate, the Federal Funds Rate plus 0.50% and LIBOR plus 1.00%) or (ii) LIBOR; plus a margin. The applicable margin ranges from 1.25% to 2.00% for base rate borrowings and 2.25% to 3.00% for LIBOR borrowings. The initial applicable margin for the first six months following the effective date for base rate borrowings is 1.75% and for LIBOR borrowings is 2.75%. These margins fluctuate with average availability, and will be reduced by 0.25% if certain EBITDA performance measures are met by the Company. As of June 29, 2013, loans outstanding were $68.0 million with a weighted average interest rate of 3.01%.
Term Loan Facility
The Term Loan is secured by a first priority lien on substantially all of our intellectual property, real estate, fixtures, furniture and equipment and capital stock of our subsidiaries, subject to certain exceptions, and a second priority lien on the ABL Collateral. The Term Loan is a five-year term loan, which carries interest at LIBOR plus 12.00%. Interest on loans under the Term Loan will be payable monthly in arrears. As of June 29, 2013, the outstanding loan balance was $49.7 million with a weighted average interest rate of 12.20%. If the Term Loan is prepaid, in whole or in part, prior to the maturity date, there will be a prepayment premium as set forth in the Term Loan Agreement.
The Term Loan contains certain negative covenants which limit or restrict our ability to, from among other things, incur indebtedness and contingent obligations, make investments, intercompany loans and capital contributions, and dispose of property or assets. The Term Loan also includes customary representations and warranties, imposes certain affirmative covenants on us, and includes other typical provisions such as mandatory prepayments of the term loan debt equal to the proceeds from the sale of most of the company's assets.
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
We currently expect that we will have negative EBITDA for 2013, and as a result, will have an additional reserve of $10.0 million taken against the ABL Borrowing Base unless our term loan lender grants us a waiver of this requirement. There can be no assurance that our term loan lender would grant us a waiver, in which case our availability under the ABL Borrowing Base would be reduced by $10.0 million in January of 2014.

Under the terms of the ABL and the Term Loan, we are required to comply with certain negative and affirmative covenants, the most significant of which have been described above. We were in compliance with all applicable ABL and Term Loan covenants as of June 29, 2013 and provided that we receive the waivers set forth herein, anticipate compliance with all covenants for the foreseeable future.

In the second quarter of 2013, the original lenders of the Term Loan assigned their entire interest in the Term Loan to an affiliate of Oaktree Capital Group, LLC. In May 2013 and July 2013, we also entered into two amendments to our ABL and Term Loan to allow us to finance certain insurance premiums secured by the unearned insurance premiums associated with the financed policies. These amendments are attached as exhibits to this Form 10-Q.
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

On June 25, 2010, the federal government passed the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“the Pension Relief Act”) which is designed to provide relief from the funding requirements of the Pension Protection Act of 2006. The Pension Relief Act provides opportunities for plan sponsors to extend the time over which plan deficits may be funded, up to 15 years, subject to certain limitations including offsets for excess compensation and extraordinary dividends. On July 6, 2012, the federal government passed the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes provisions designed to provide additional funding relief. MAP-21 allows plan sponsors to extend the period over which average interest rates are calculated, from two years to 25 years, for use in discounting pension liabilities and determining funding requirements. With the benefit of the Pension Relief Act and MAP-21, we have $3.6 million in remaining pension funding requirements for 2013 under the Employee Retirement Income Security Act of 1974 as of June 29, 2013.
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
Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
We are the prime tenant on operating leases that we have subleased to independent furniture dealers. In addition, we guarantee leases which primarily relate to company-branded stores operated by independent furniture dealers. These subleases and guarantees have remaining terms ranging up to five years and generally require us to make lease payments in the event of default by the sublessor or independent party. In the event of default, we have the right to assign or assume the lease with certain restrictions. As of June 29, 2013, the total amounts remaining under lease guarantees were $2.4 million. Our estimate of probable future losses under these guaranteed leases is not material.

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
Intangible Assets
Our trade names are tested for impairment annually in the fourth fiscal quarter. Trade names and long-lived assets are also tested for impairment whenever events or changes in circumstances indicate that the asset may be impaired. Each quarter, we assess whether events or changes in circumstances indicate a potential impairment of these assets considering many factors, including significant changes in market capitalization, cash flow or projected cash flow, the condition of assets, and the manner in which assets are used.
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
We tested our trade names for impairment in the second quarter of 2013 primarily due to deterioration in sales in certain brands. As a result, we recorded an impairment charge of $10.8 million caused by the carrying value being greater than the fair value of certain of our trade names. The decrease in the fair value of these trade names in the second quarter of 2013 was caused by a decrease in projected sales, an increase in the discount rate and a decrease in the royalty rate used in our valuation calculations.
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

We determine royalty rates for each trademark considering contracted rates and industry benchmarks. Royalty rates generally are not volatile and do not fluctuate significantly with short term changes in economic conditions. A 25 basis point decrease in assumed royalty rates would have resulted in a $15.7 million decrease in the fair value of our trade names at June 29, 2013.
Weighted average net sales streams are calculated for each trademark based on a probability weighting assigned to each reasonably possible future net sales stream. The probability weightings are determined considering historical performance, management forecasts and other factors such as economic conditions and trends. Projected net sales streams could fluctuate significantly based on changes in the economy, actual sales, or forecasted sales. A ten percent decrease in the projected net sales streams would have resulted in an $14.7 million decrease in the fair value of our trade names at June 29, 2013.
The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The discount rate is a calculated weighted average cost of capital determined by observing typical rates and proportions of interest-bearing debt, preferred equity, and common equity of publicly traded companies engaged in lines of business similar to our company. The fair value was calculated using a discount rate of 15.8% in the second quarter of 2013 and 15.5% in the fourth quarter of 2012, and we recorded impairment charges of $10.8 million in the second quarter of 2013 and $1.4 million in the fourth quarter of 2012, which are included in impairment of assets, net of recoveries on the Consolidated Statement of Operations. The discount rate could fluctuate significantly with changes in the risk profile of our industry or in the general economy. A 100 basis point increase in the assumed discount rate would have resulted in a $13.5 million decrease in the fair value of our trade names at June 29, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to market risk from changes in interest rates. Our exposure to interest rate risk consists of interest expense on our asset-based loan, term loan and interest income on our cash equivalents. A 10% increase on variable interest rates would result in additional interest expense of $0.2 million annually. We have no derivative financial instruments at June 29, 2013.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of June 29, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 29, 2013.

b)	Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Unfavorable economic conditions and continued volatility in the retail environment could result in a decrease in our future sales, earnings, and liquidity.
Our operations and performance depend significantly on economic conditions, particularly in the United States, and their impact on levels of existing home sales, new home construction, consumer confidence, and consumer discretionary spending. Economic conditions deteriorated significantly in the United States and worldwide in recent years. The furniture industry historically has been cyclical in nature and has fluctuated with economic cycles including the recent economic recession. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. Although the general economy has begun to recover, sales of residential furniture remain depressed due to wavering consumer confidence and a number of ongoing factors in the global economy that have negatively impacted consumers' discretionary spending. These ongoing factors include a sluggish recovery in the U.S. economy, lower home values, prolonged foreclosure activity throughout the country, a weak market for home sales, continued high levels of unemployment, the reluctance of some households to use available credit for big ticket purchases including furniture and reduced access to consumer credit. These factors are outside of our control, but have a direct impact on our sales. These conditions have resulted in a decline in our sales, earnings and liquidity, could continue to impact our sales, earnings and liquidity in the future and the impact may be materially adverse.
The general level of consumer spending is also affected by a number of factors, including, among others, general economic conditions and inflation, which are generally beyond our control. Unfavorable economic conditions impact retailers, our primary customers, potentially resulting in the inability of our customers to pay amounts owed to us. In addition, if our customers are unable to sell our products or are unable to access credit, they may experience financial difficulties leading to bankruptcies, liquidations, and other unfavorable events. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our future sales, earnings, and liquidity would likely be materially and adversely impacted.
A variety of factors including market returns and lower interest rates could significantly increase our funding obligations for our qualified pension plan, which would negatively impact our liquidity.
Our funding obligations for our qualified pension plan depend on the performance of assets held in the pension plan, changes in the discount rate used to measure the benefit obligation, and changes in government regulations applicable to our pension plan. The projected benefit obligation of our qualified defined benefit plan exceeded the fair value of plan assets by $191.8 million at December 31, 2012. A decrease in the fair value of plan assets, or a decrease in interest rates with a corresponding decrease in the discount rate used to measure the benefit obligation could significantly increase our funding obligation. Financial markets have experienced extreme volatility in recent years. As a result of this volatility in the domestic and international equity and bond markets, the asset values of our pension plans and the discount rate used to measure the benefit obligation have fluctuated significantly. Further disruptions in the financial markets could adversely impact our funding obligations in the future. In addition, the federal government has passed pension funding relief legislation which extended the time over which plan deficits may be funded and changed the method for calculating the discount rate. If the relief provided by the federal government expires or is no longer applicable to our qualified pension plan, if there is downward pressure on the asset value of the plan, or if the present value of the benefit obligation of the plan increases, as would occur in the event of a decrease in the discount rate used to measure the obligation, significantly increased funding of the plan in the future could be required, which would negatively impact our liquidity and the impact may be material.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity and the impact may be material.

The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, some of which offer widely advertised, well-known, branded products, and others are large retail furniture dealers who offer their own store-branded products. Competition in the residential furniture industry is based on the pricing of products, quality of products, style of products, perceived value, service to the customer, promotional activities, and advertising. It is difficult for us to predict the timing and scale of our competitors' actions in these areas. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, revenues and customers, which would likely decrease our future sales, earnings and liquidity. In addition, due to competition, we may not be able to maintain or raise the prices of our products in response to inflationary pressures such as increasing costs. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. These and other competitive pressures would likely result in a decrease in our sales, earnings, and liquidity, any of which could have a material adverse effect on our business, financial position and results of operations.
Our failure to accurately estimate demand and consumer preferences for our products could adversely affect our business and financial results.
We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products. Our products must appeal to our target consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to fashion trends relating to home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. If we materially underestimate demand for our products, we might not be able to satisfy demand on a short-term basis. If we materially overestimate demand for our products, our inventory levels will be higher than necessary and we may need to discount our products to sell off the excess inventory. In addition, we often make commitments to purchase products from our vendors in advance of proposed delivery dates. Such issues with demand planning, could have a material adverse effect on our business and financial results, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory, which would negatively impact our liquidity and could have a material adverse effect on our business, financial position and results of operations.
A change in our mix of product sales could result in a decrease in our future earnings and liquidity.
Our products are sold at varying price points and levels of profit. An increase in the sales of our lower profit products at the expense of the sales of our higher profit products could result in a decrease in our gross margin, earnings, and liquidity and could have a material adverse effect on our business, financial position and results of operations.
Business failures of large dealers, a group of customers or our own retail stores could result in a decrease in our future sales, earnings, and liquidity and could have a material adverse effect on our business, financial position and results of operations.
Our business practice has been to extend payment terms to our customers when selling furniture. As a result, we have a substantial amount of receivables we manage daily. Although we have no customers who individually represent 10% or more of our total annual sales, the business failures of a large customer or a group of customers could require us to incur bad debt expense, which would decrease earnings, as it has in past periods. The amount and timing of receivables collection can be significantly impacted by economic conditions. Therefore, deterioration in the economy, or a lack of economic recovery, could cause further business failures of our customers, which could in turn result in additional bad debt expense thereby lowering current assets, earnings and liquidity. These business failures can also cause loss of future sales. In addition, we are either prime tenant on or guarantor of many leases of company-branded stores operated by independent furniture dealers. The viability of these dealer stores are also highly influenced by economic conditions. Defaults by any of these dealers would result in our becoming responsible for payments under these leases. If we were to decide not to operate these stores, we would still be required to pay store occupancy costs, which would result in a reduction in our future sales, earnings and liquidity.
Inventory write-downs or write-offs could result in a decrease in our earnings and liquidity.
Our inventory is valued at the lower of cost or market. However, future sales of inventory are dependent on economic conditions, among other things. In addition, our ability to forecast demand will impact whether inventory can be sold at the anticipated price point. Weak economic and retail conditions could cause us to reduce the selling price of our furniture in order for us to sell our product, which would result in a lowering of inventory values. In addition, if we materially overestimate demand for our products, our inventory levels will be higher than necessary and we may need to lower the cost of our products to sell off the excess inventory. Inventory write-downs could have a material adverse effect on the borrowing base calculations in our ABL, and on our business, financial position and results of operations, which would negatively impact our liquidity. For example, in July, 2013, our borrowing base under our ABL was reduced as a result of a recent completion of an inventory appraisal.
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
We continually review our manufacturing operations and offshore sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs would likely result in a decrease in our near-term earnings and liquidity until the expected cost reductions are achieved. Such programs can include the consolidation and integration of facilities, functions, systems, and procedures. Certain products may also be shifted from domestic manufacturing to offshore manufacturing or sourcing, and vice versa. These realignments have, and would likely in the future, result in substantial capital expenditures and costs including, among others, severance, impairment, exit, and disposal costs. Such actions, including the execution of our strategic initiatives, are dependent on the company's ability to identify and successfully implement those initiatives and may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved in full, both of which have, and could in the future, result in a decrease in our near-term and long-term earnings and negatively impact liquidity, the company's business, financial position and results of operations.
Failure by the company to successfully identify and implement management's strategic initiatives would be expected to have a material negative impact on the company.
In response to the company's decreased revenues and liquidity challenges, management has identified and initiated various strategic initiatives (as discussed under the heading “Financial Condition and Liquidity” under Management Discussion and Analysis), including working capital and liquidity initiatives, cost cutting initiatives, asset sales, possible modification of our credit facilities and other alternatives. The potential benefits of these strategic initiatives are dependent on the company's ability to successfully identify and implement those initiative and there can be no assurance the company has correctly identified the most advantageous or achievable solutions, that it will be able to successfully implement the initiatives it has identified or that the company has anticipated all potential risks. If these strategic initiatives have not been properly identified and are not properly developed and successfully executed, the failure of any one or more of such initiatives would be expected to have a material negative impact on the company's business, liquidity, financial position, results of operations and prospects.
A loss of, or reduction in, trade credit from our vendors could further reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products and conduct our business.
Our business is substantially dependent on the availability of trade credit from our vendors. Trade credit is a material source of financing for the purchase of the inventory we sell in our stores and to our dealers and other customers. Accordingly, the loss of, or reduction in, trade credit could have a significant adverse impact on our inventory levels and operating cash flow and negatively impact our liquidity. Our vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. Any adverse changes in our trade credit, including reduction in the amount or duration of trade credit or tightening of other trade credit terms, for these or other reasons could increase our costs of financing our inventory or negatively impact our ability to deliver products to our stores, our distributors or other customers, which could in turn materially and adversely affect our business, liquidity, financial position, results of operations and prospects.
Operating losses could reduce our liquidity.
Historically, we have relied on our cash from operations to fund our operations. If the company's financial performance continues to result in negative cash flow and financial losses we may not be able to fund a shortfall from operations and would require external funding. Some financing instruments used by the company historically may not be available to the company in the future. We cannot assure that additional sources of financing would be available to the company on commercially favorable terms or at all should the company's capital requirements exceed cash available from operations and existing cash and cash equivalents.
We may be unable to service or refinance our debt.
Our ability to make scheduled payments on, or to reduce or refinance, our indebtedness will depend on our future financial and operating performance, and prevailing market conditions. Our future performance will be affected by the impact of general economic, financial, competitive and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot be certain that our business will generate sufficient cash flow from operations in an amount necessary to service our debt. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will be required to restructure or refinance all or a portion of our debt to avoid defaulting on our debt obligations or to meet other business needs. Such a refinancing of our indebtedness could result in higher interest rates, could require us to comply with more onerous covenants that further restrict our business operations, could be restricted by another one of our debt instruments outstanding, or refinancing opportunities may not be available at all.

The terms of our ABL and term loan impose operating and financial restrictions on us, which may constrain our ability to respond to changing business and economic conditions.
Our current ABL and term loan contains provisions which limit our ability to, among other things, incur additional indebtedness, incur certain types of liens, engage in sale leaseback transactions or sales of certain assets without requiring mandatory prepayments of our term loan. In addition, our obligations under the ABL and term loan are secured by interests in substantially all of our real and personal property. In the event of a significant loss in value of our inventory the amount available to borrow will be reduced. In the event of insolvency, liquidation, dissolution or reorganization, the lenders under our ABL and term loan would be entitled to payment in full from our pledged assets before distributions, if any, were made to our stockholders.
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
We could be delisted from the New York Stock Exchange, which would be expected to have a material adverse impact on our stockholders' ability to sell their shares of stock.
There is no guarantee that an active trading market for our common stock will be maintained on the New York Stock Exchange (“NYSE”). NYSE may delist our stock if we fail to meet its continued listing requirements, including its requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30-trading-day period and an average market capitalization of at least $50 million over a consecutive 30-day trading period.
On July 10, 2013, we received a notice from NYSE that that we no longer satisfied the NYSE's continued listing standard requiring that we maintain average market capitalization of not less than $50 million over a 30 trading-day period or stockholders' equity of not less than $50 million. As a result, we are required to, and intend to, submit a plan to NYSE, within 45 days from the date of the notice, to demonstrate our ability to achieve compliance with the market capitalization listing standards within 18 months from receipt of the notification. However, there is no guarantee that we will be able to regain compliance. If we are unable to regain compliance, or fail to meet any other continued listing standards, we may be delisted. If we are delisted the volume of trading in our stock would likely be less active, our stock may become less liquid and stockholders may not be able to sell their shares quickly or be able to determine the latest market price. If we are delisted, there can be no assurance that an orderly alternative trading market would develop for our shares or that there would be adequate liquidity or price information, in which case the value of our shares would likely be materially and adversely affected.
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
Provisions in our certificate of incorporation and our shareholders' rights plan could discourage a takeover and could result in a decrease in the value of our common stock.
Certain provisions of our certificate of incorporation and shareholders' rights plan could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our shareholders. Our certificate of incorporation contains provisions that may make the acquisition of control by a third party without the approval of our board of directors more difficult, including provisions relating to the issuance of stock without shareholder approval. In addition, we have also adopted a dual-trigger shareholders' rights plan designed to deter shareholders from acquiring shares of stock in excess of 4.75% in order to reduce the risk of limitation of use of our net operating loss carry forwards under Section 382 of the Internal Revenue Code, and to protect our stockholders against potential acquirers who may pursue coercive or unfair tactics aimed at gaining control of the company without paying all stockholders a full and fair price. These provisions may have unintended anti-takeover effects and may delay or prevent a change in control, which could result in a decrease of the price of our common stock.

A change in control could limit the use of our net operating loss carry forwards and decrease a potential acquirer's valuation of our businesses, both of which could decrease our liquidity and earnings.
If a change in control occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carry forwards which in turn could adversely impact our future liquidity and profitability. A change in control could also decrease a potential acquirer's valuation of our businesses and discourage a potential acquirer from purchasing our businesses.
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
Our availability to borrow is dependent on certain provisions of our debt agreements, including those described in Part I, Note 6 to the Consolidated Financial Statements in this Form 10-Q. The breach of any of these provisions could result in an event of default under our debt agreements that, if not cured or waived, could trigger acceleration of repayment of the indebtedness, which would have a significant adverse impact to our liquidity and our business. Our failure to comply with the covenants contained in our credit agreements could result in an event of default. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers or the lenders could demand that we compensate them for waiving instances of noncompliance, each of which would have a significant adverse impact on our liquidity and our business.
Also, our availability to borrow is dependent on our borrowing base calculations. Our borrowing base calculations are subject to periodic examinations by our lenders which could result in unfavorable adjustments to the borrowing base and our availability to borrow. Increases in our outstanding borrowings or decreases in the borrowing base, or a combination of both, may subject us to weekly borrowing base reporting and cash dominion requirements. In addition, we do not expect to meet certain EBITDA targets for 2013 and will be be subject to additional reserves against our ABL, further reducing our availability in 2014. Furthermore, we maintain certain payment terms with our suppliers and vendors. In certain instances, we have deferred payments beyond the stated payment terms. If the payment terms with our suppliers and vendors decrease or if we are unable to continue to defer payments to certain suppliers, it could adversely impact our liquidity.
The Company incurred a net loss of $62.0 million in the first half of 2013 and a net loss of $47.3 million and $43.8 million in fiscal years 2012 and 2011, respectively and operations did not generate cash flows in these time periods. A continued trend of operating losses and lack of cash flow generation would have an adverse effect on our financial condition and liquidity. If we do not have sufficient cash reserves, cash flow from our operations, supplier or vendor payment terms, or borrowing capacity, we may need to raise additional funds through asset sales, equity or debt financings in the future in order to meet our operating and capital needs. Nevertheless, we may not be able to sell assets, secure adequate debt or equity financing on favorable terms, or at all, at the time when we need such funding. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted and our business would suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain, which could significantly impact our earnings and our liquidity. Also, if we raise additional funds or settle liabilities through issuances of equity or convertible securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may secure in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
The value of the company's common stock may experience substantial fluctuations for reasons over which the company has little control.
The value of common stock could fluctuate substantially based on a variety of factors, including, among others:

•	actual or anticipated fluctuations in operating results;

•	announcements concerning the company, competitors, or industry;

•	overall volatility of the stock market;

•	changes in the financial estimates of securities analysts or investors regarding the company, the industry, or competitors; and

•	general market or economic conditions.
Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in results of operations and general economic, political, and market conditions, may adversely affect the value of the company's common stock.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
During the quarter ended June 29, 2013 there were no purchases by us of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934, as amended, other than shares withheld to cover withholding taxes upon the vesting of restricted stock awards as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.
April 2013: Mar 31, 2013 through Apr 27, 2013	—	$—	(2)	(2)
May 2013: Apr 28, 2013 through May 25, 2013	834	6.65	(2)	(2)
June 2013: May 26, 2013 through June 29, 2013	—	—	(2)	(2)
Total	834	$6.65
_______________________________

(1)	Shares valued at the average of the high and low prices of common stock as reported by the New York Stock Exchange on the vesting date.

(2)	We did not have any publicly announced plan or program to repurchase equity securities during the quarter ended June 29, 2013.

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
10.1
Second Amendment dated May 21, 2013, to the Credit Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent.
		X
10.2
Second Amendment dated May 21, 2013, to the Term Loan Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lender party thereto, and NEXBANK SSB, as Administrative Agent.
		X

10.3
Third Amendment dated July 19, 2013, to the Credit Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent.
X
10.4
Third Amendment dated July 19, 2013, to the Term Loan Agreement dated September 25, 2012, by and among the Company, Broyhill Furniture Industries, Inc., HDM Furniture Industries, Inc., Lane Furniture Industries, Inc., Maitland-Smith Furniture Industries, Inc. and Thomasville Furniture Industries, Inc., the Other Credit Parties named therein, the Lender party thereto, and NEXBANK SSB, as Administrative Agent.
X
10.5	First Amendment to Form of Change in Control Agreement.	X
31.1	Certification of Chief Executive Officer of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer of the Company, Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) of the Company, Pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Furniture Brands International, Inc.

(Registrant)

By:	/s/ Vance C. Johnston
Vance C. Johnston
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)
	Date:	August 8, 2013